Form 10-Q
period 1996-06-30
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1996-08-12
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996

                        Commission File Number:  0-20135


                         INTERMEDIA COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)



                      DELAWARE                    59-2913586
            (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)   Identification Number)



                             3625 Queen Palm Drive
                              Tampa, Florida 33619
                    (Address of principal executive offices)

                        Telephone Number (813) 621-0011

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes X                  No
                               ---                   ---

As of July 11, 1996, there were 16,078,973 shares of the Registrant's Common Stock outstanding.




                                                              Page 1 of 14 pages

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                            PAGE NO.
ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED):
                Condensed Consolidated Statements of Operations - Three-
                and six-month periods ended June 30, 1996 and 1995..........  3

                Condensed Consolidated Balance Sheets - June 30, 1996 and
                December 31, 1995...........................................  4

                Condensed Consolidated Statements of Cash Flows - Six-month periods ended June 30, 1996 and 1995........................  5

                Notes to Condensed Consolidated Financial Statements........  6
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 2.         CONDITION AND RESULTS OF OPERATIONS.........................  10

PART II.  OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  13

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K............................  13

SIGNATURES      ............................................................  14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                         INTERMEDIA COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                             THREE-MONTH PERIOD ENDED                SIX-MONTH PERIOD ENDED
                                                        JUNE 30, 1996       JUNE 30, 1995       JUNE 30, 1996      JUNE 30, 1995
                                                        -------------       -------------       -------------      -------------
Revenues                                                 $ 16,850,584        $ 9,625,879        $ 30,353,453        $18,293,969

 Expenses:
  Facilities administration and maintenance
        and line costs                                     11,781,228          5,815,071          21,039,570         10,829,189
  Sales, general and administrative                         7,790,187          3,105,977          13,710,412          5,901,347
  Depreciation and amortization                             3,533,468          2,528,703           6,813,983          4,537,001
                                                         ------------        -----------        ------------        -----------
                                                           23,104,883         11,449,751          41,563,965         21,267,537
                                                         ------------        -----------        ------------        -----------
Loss from operations                                       (6,254,299)        (1,823,872)        (11,210,512)        (2,973,568)

Other income (expense):
  Interest expense                                         (8,023,262)        (2,281,266)        (13,405,129)        (2,673,053)
  Other income                                              2,033,629            350,864           3,478,359            463,889
                                                         ------------        -----------        ------------        -----------
Loss before income taxes and extraordinary loss           (12,243,932)        (3,754,274)        (21,137,282)        (5,182,732)
  Income tax benefit                                                                                                     96,952
                                                         ------------        -----------        ------------        -----------
Loss before extraordinary item                            (12,243,932)        (3,754,274)        (21,137,282)        (5,085,780)
  Extraordinary loss related to early retirement
       of debt                                                                (1,592,045)                            (1,592,045)
                                                         ------------        -----------        ------------        -----------
Net loss                                                 $(12,243,932)       $(5,346,319)       $(21,137,282)       $(6,677,825)
                                                         ============        ===========        ============        ===========

Net loss per share                                             ($0.92)            ($0.52)             ($1.79)            ($0.66)
                                                         ============        ===========        ============        ===========

Weighted average number of shares outstanding              13,248,099         10,349,184          11,807,882         10,119,517
                                                         ============        ===========        ============        ===========


                            See accompanying notes

                         Intermedia Communications Inc.
               Condensed Consolidated Balance Sheets (Unaudited)





                                                                                       June 30 1996  December 31, 1995
                                                                                       ------------  -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                          $282,289,764   $50,996,919
    Restricted investments                                                                  211,309    18,854,015
    Short term investments                                                                6,850,000     2,100,000
    Current portion on notes receivable                                                     434,331             -
    Accounts receivable, net of allowance for
      doubtful accounts of $1,327,783 in 1996 and $745,948 in 1995                       13,636,509     7,954,194
    Prepaid expenses and other current assets                                             2,276,726     1,832,186
                                                                                       ------------  ------------
                                                    TOTAL CURRENT ASSETS                305,698,639    81,737,314

    Notes Receivable                                                                        868,663             -
    Restricted investments                                                               40,311,648    30,869,001
    Telecommunications equipment, net                                                   130,095,042    76,169,589
    Intangibles, net                                                                     34,456,498    26,986,915
    Other assets                                                                            231,419       255,306
                                                                                       ------------  ------------
                                                        TOTAL ASSETS                   $511,661,909  $216,018,125
                                                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                     $8,780,015    $4,810,175
    Accrued taxes                                                                         1,182,688       285,757
    Accrued interest                                                                      1,800,000     1,800,000
    Other accrued expenses                                                                1,559,159     1,575,925
    Advance billings                                                                      2,485,993     1,747,081
    Current portion of long term debt                                                       110,466       107,757
    Current portion of capital lease obligation                                             883,033     1,057,927
                                                                                       ------------  ------------
                                                    TOTAL CURRENT LIABILITIES            16,801,354    11,384,622
LONG TERM DEBT
    Long term debt                                                                      342,002,333   159,199,226
    Capital lease obligations                                                             4,804,152     5,179,914
                                                                                       ------------  ------------
                                                        TOTAL LIABILITIES               363,607,839   175,763,762
STOCKHOLDERS' EQUITY
    Preferred stock                                                                               -             -
    Common stock                                                                            162,636       103,597
    Additional paid-in capital                                                          202,971,426    74,093,476
    Accumulated deficit                                                                 (55,079,992)  (33,942,710)
                                                                                       ------------  ------------
                                                          TOTAL STOCKHOLDERS' EQUITY    148,054,070    40,254,363
                                                                                       ------------  ------------
                                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $511,661,909  $216,018,125
                                                                                       ============  ============

                           See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           SIX-MONTH PERIOD ENDED
                                                                                        JUNE 30, 1996   JUNE 30, 1995
                                                                                        -------------   -------------
OPERATING ACTIVITIES
  Net loss                                                                               $(21,137,282)    $(6,677,825)
  Adjustments to reconcile net loss to net cash
     provided (used) by operating activities
    Depreciation and amortization                                                           6,811,132       4,548,534
    Extraordinary loss                                                                              -       1,592,045
    Provision for doubtful accounts                                                           623,135         157,783
    Earned compensation expense on vested stock/options                                        96,087               -
    Accreted bond interest                                                                  2,825,852               -
    Changes in operating assets and liabilities:
      Notes receivable                                                                     (1,302,994)              -
      Accounts receivable                                                                  (6,305,448)     (2,786,822)
      Prepaid expenses and other current assets                                              (444,540)         (9,117)
      Other assets                                                                             23,887        (370,336)
      Accounts payable                                                                      2,689,745         396,364
      Accrued taxes and expenses                                                              880,163          57,780
      Accrued interest                                                                              -       1,800,000
      Deferred taxes                                                                                -         (96,952)
      Advance billings                                                                        738,912         326,730
                                                                                         ------------     -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          (14,501,351)     (1,061,816)

INVESTING ACTIVITIES
  Purchase of restricted investments                                                                -     (58,902,496)
  Purchase of business, net of cash acquired                                                        -        (242,136)
  Purchases of short-term investments                                                      (4,750,000)     (1,050,000)
  Maturities of restricted investments                                                      9,200,059               -
  Purchases of property, plant and equipment                                              (41,046,620)    (12,282,732)
  Other investing activities                                                                        -        (171,700)
                                                                                         ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (36,596,561)    (72,649,064)

FINANCING ACTIVITIES
  Net proceeds from issuance of senior discount notes                                     171,225,635          79,866
  Net proceeds from issuance of common stock in excess of par                             111,768,994               -
  Net proceeds from issuance of senior notes and warrants                                           -     154,516,334
  Principal payments on long term debt                                                        (53,216)    (15,016,495)
  Principal payments of capital lease obligation                                             (550,656)     (2,803,219)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                                       282,390,757     136,696,620
                                                                                         ------------     -----------

                                Increase (decrease) in cash and cash equivalents          231,292,845      62,985,740

                                Cash and cash equivalents at beginning of period           50,996,919      10,208,187
                                                                                         ------------     -----------

                                      Cash and cash equivalents at end of period         $282,289,764     $73,193,927
                                                                                         ============     ===========

                           See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the adjustment described in Note 3) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

               Operating results for the three- and six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.



Note 2 Telecommunications Equipment

      Telecommunications equipment consisted of:

                                          June 30, 1996       December 31, 1995
                                          -------------       -----------------
        Telecommunications equipment       $82,185,859          $50,506,651
        Fiber optic cable                   28,711,606           27,891,274
        Furniture and fixtures               9,195,187            5,223,389
        Leasehold improvements               2,508,509              985,876
        Construction in progress            33,363,723           12,830,122
                                          ------------          -----------
                                           155,964,884           97,437,312
        Less accumulated depreciation      (25,869,842)         (21,267,723)
                                          ------------          -----------
                                          $130,095,042          $76,169,589
                                          ============          ===========




Note 3  Long-Term Debt
        Long term debt consists of:

                                                June 30, 1996   December 31, 1995
                                              ----------------  -----------------
13.5% Senior Notes
     $160 million face amount,
     due 2005                                   $  159,062,760    $ 158,983,840

12.5% Senior Discount Notes
     $330 million face amount,
     due 2006                                      182,780,192           -
     Other notes payable                               269,847          323,143
                                                --------------    -------------
                                                   342,112,799      159,306,983
             Less current portion                     (110,466)        (107,757)
                                                --------------    -------------
                                                $  342,002,333    $ 159,199,226
                                                ==============    =============


      In   June 1995, ICI issued $160 million principal amount of 13.5% Senior
      Notes, due 2005 which were subsequently exchanged for 13.5% Series B Senior Notes due 2005 "the Senior Notes" and warrants to purchase 350,000 shares of the Company's common stock. The Company has allocated $1,051,200 of the proceeds to the warrants, representing the estimated fair value at the date of issue. The Senior Notes are limited in aggregate principal amount to $160 million and mature on June 1, 2005.
      The Senior Notes may be redeemed at the option of the Company, in whole or in part, on or after June 1, 2000, beginning at a premium of 106.75% of par and declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption rate. The Senior Notes bear interest at the rate of 13.5% per annum payable semiannually in arrears on June 1 and December 1. The Senior Notes agreement contains certain convenants including limits on the incurrence of additional indebtedness, with which the Company is in compliance at June 30, 1996.

      The terms of the Senior Note agreement require the Company to use a portion of the proceeds to purchase pledged securities ("Restricted Investments") sufficient to provide for payment of interest on the Senior Notes through June 1, 1998 and as security for repayment of principal on the Senior Notes. In 1995, the Company purchased U.S. Government Securities whose maturity coincides with the interest payment dates.

      In May 1996, ICI issued $330 million principal amount of 12.5% Senior Discount Notes due May 15, 2006. The original issue discount price of each $1,000 of the Senior Discount Notes was $545.21. The discount is to be amortized over the term of Senior Discount Notes using the effective method. Commencing on November 15, 2001, interest on the Senior Discount Notes will be payable semi-annually in arrears on May 15 and November 15 at a rate of 12.5% per annum. Interest expense and amortization of the discount are included in interest expense for all periods presented. The Senior Discount Notes are redeemable at the option of the Company after May 15, 2001, at a premium declining to par in 2004, plus accrued and unpaid interest. The Senior Discount Notes agreement contains certain restrictive convenants including limitations on the incurrence of additional indebtedness, with which the Company is in compliance at June 30, 1996.

      Accrued interest on the Senior Discount Notes included in long term debt for the six month period ended June 30, 1996 was $2,860,892.

      Interest capitalized for the six month periods ended June 30, 1996 and 1995 was $1,054,217 and $165,223, respectively.

Note 4 Acquisitions

      On February 15, 1995 ICI purchased FiberNet USA, Inc. (a development stage company) and FiberNet Telecommunications Cincinnati, Inc. (collectively FiberNet) for a total purchase price of $8,320,765 which included 683,583 shares of the Company's common stock, valued at $7,861,205 and a $1.2 million convertible note payable. The Company has accounted for the Fibernet acquisition as if it occurred on March 1, 1995 using the purchase method of accounting. The operating results of FiberNet are included in the Company's Consolidated Financial Statements since March 1, 1995, including the FiberNet acquisition as if it occurred on January 1, 1995, were not materially different from the results of operations as reported.

      On February 20, 1996, the Company entered into an agreement to purchase the telecommunications division of EMI Communications Corp. "EMI", a wholly owned subsidiary of Newhouse Broadcasting Corporation. On June 28, 1996, the Company consummated the acquisition of EMI. The total purchase price amounted to $18,155,000 and included 937,500 shares of the Company's common stock, valued at $16,875,000. The Company has accounted for the EMI acquisition using the purchase method. At the time of issuance of these condensed interim financial statements, the Company has preliminarily ascribed the entire purchase price to telecommunications equipment pending a formal and final determination of the fair values of individual assets acquired. Management estimates that the final determination will be completed during the third quarter of 1996. The operating results of EMI for the period in June 1996 that they were owned were not material and accordingly, excluded from the Company's operating results. EMI's telecommunications division, headquartered in Syracuse, New York, is a provider of frame relay based network services and interexchange private line services primarily in the northeastern United States. EMI operates owned and leased microwave and fiber optic digital network capacity in New York, Massachusetts, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Maryland and the District of Columbia and maintains POPs in most major cities in these states

      The following unaudited pro forma results of operations presents the consolidated results of operations as if the acquisition of EMI and FiberNet had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if either of the companies had been acquired as of those dates or of results which may occur in the future.

                                        Six-months ended June 30
                                           1996          1995
                                       -----------    -----------
Revenue                                $56,235,696    $38,427,492
Net loss                               (22,460,231)    (7,852,782)
Net loss per share                           (1.76)          (.72)

Note 5 Common Stock

      On May 8, 1996, the Company issued an additional 4,674,503 shares of common stock, through a public offering, resulting in net proceeds of $111,768,994. The closing price for the common stock on May 8, 1996 was $26.063 per share.

Note 6 Commitments and Contingencies

      On May 3, 1995, the company asserted a claim for indemnification against the former shareholder of Phone One, Inc. (the "Former Shareholder") for approximately $1 million on account of various breaches of representations and warranties made by the Former Shareholder to the Company in the agreement for the acquisition of Phone One, Inc. (the "Phone One Acquisition Agreement"). The Former Shareholder has objected to the indemnification claim, which is subject to arbitration under the Phone One Acquisition Agreement. On May 24, 1995 the former Shareholder advised the Company that it has filed a complaint against the Company in the Florida circuit court for Dade County seeking rescission of the Phone One, Inc. acquisition and damages for breach of contract in excess of $3 million. The complaint, which alleges claims under state and federal securities laws and under common law, asserts that the Company fraudulently induced the Former Shareholder to consummate the Phone One Acquisition Agreement by failing to disclose its alleged intention not to honor its obligations under a related long distance services agreement. While the action and the indemnification claim are in their earliest stages, the Company, after consultation with counsel, believes that it has meritorious defenses to the action, which it will vigorously contest, and that its indemnification claims are meritorious. The parties have negotiated a settlement proposal, subject to documentation, pursuant to which mutual general leases will be exchanged and the Company will deliver a portion of the shares placed in escrow as a holdback, pursuant to the terms of the Phone One Acquisition Agreement, however, no assurance can be given as to the ultimate outcome of the indemnification claim or the counterclaims. The Company believes that in no event will action have a material adverse impact on its financial condition and, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

Results of Operations
     The Company's revenue for the second quarter and first half of 1996 increased 75% and 66% respectively, from $9.6 million and $18.3 million in the second quarter and first half of 1995, respectively to $16.9 million and $30.4 million for the same respective periods in 1996. A significant portion of the growth in revenue was a result of continued growth in enhanced data services and international long distance revenue. Enhanced data service revenue for the second quarter and first half of 1996 increased by 133% and 167% respectively, from $2.1 million and $3.4 million for the second quarter and first half of 1995, respectively to $4.9 million and $9.1 million for the same respective periods in 1996. Long distance revenue for the second quarter and first half of 1996 increased by 55% and 40% respectively from $4.7 million and $9.2 million for the second quarter and first half of 1995, respectively to $7.3 million and $12.7 million for the same respective periods in 1996. The Company believes that service revenue will remain relatively stable or grow as a result of expanding into new markets in the future.

    Operating Expenses for the second quarter and first half of 1996 increased 102% and 95%, respectively from $11.4 million and $21.3 million in the second quarter and first half of 1995, respectively to $23.1 million and $41.6 million for the same respective periods in 1996. Of the increase in the second quarter and first half of 1996, $8.0 million and $14.0 million respectively, are attributed the Company's long distance services. The increase is primarily consistent with the costs associated with the growth in the Company's enhanced data and long distance services.

     Facilities administration and maintenance and line costs for the second quarter and first half of 1996 increased by 103% and 93%, respectively from $5.8 million and $10.8 million in the second quarter and first half of 1995, respectively to $11.8 million and $21.0 million for the same respective periods in 1996. The increase was due primarily to the rapid growth in leased network capacity required to meet the growing demand for enhanced data services and as a result of increasing network service expenses associated with the Company's interexchange long distance services.

     Selling, general and administrative expenses for the second quarter and first half of 1996 increased by 151% and 134%, respectively from $3.1 million and $5.9 million in the second quarter and first half of 1995, respectively to $7.8 million and $13.7 million for the same respective periods in 1996. This increase is indicative of the Company's continued growth and represents a major increase in the sales, marketing and management information services personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. The increase is also the result of leasing new office space to accommodate the rapid growth in company personnel.

     Depreciation and amortization expense for the second quarter and first half of 1996 increased 40% and 50%, respectively from $2.5 million and $4.5 million in the second quarter and first half of 1995, respectively to $3.5 million and $6.8 million for the same respective periods in 1995. This increase was attributable to additions to telecommunications equipment placed in service.

     Other income for the second quarter and first half of 1996 increased 480% and 650%, respectively from $0.4 million and $0.5 million in the second quarter and first half of 1995, respectively to $2.0 million and $3.5 million for the same periods in 1996. This increase is the result of one months interest earned on the cash available from the excess proceeds related to the May 1995 issuance of $330 million principal amount of 12.5% Senior Discount Notes and the issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share.

     Interest expense for the second quarter and first half of 1996 increased 252% and 401% from $2.3 million and $2.6 million in the second quarter and first half of 1995, to $8.0 million and $13.4 million for the same respective period in 1996. Of the increase, $5.4 million and $10.8 million in the second quarter and first half of 1996 respectively, resulted from interest expense related to the June 1995 issuance of $160 million principal amount of 13.5% Senior Notes. Of the remaining increase, $2.9 million for the quarter and second half of 1996, resulted from interest expense on the May 1996 issuance of $330 million principal amount of 12.5% Senior Discount Notes for the quarter and first half of the year offset by capitalized interest.

     Extraordinary loss of $1.6 million for the second quarter and first half of 1995 is related to $1 million in prepayment penalties, related to certain indebtedness repaid from the proceeds of the June 1995 issuance of $160 million principal amount of 13.5% Senior Notes and the write off of the unamortized deferred financing costs.

     Net loss for the second quarter and first half of 1996 increased 129% and 217%, respectively from $5.3 million and $6.7 million in the second quarter and first half of 1995 respectively to $12.2 million and $21.1 million for the same respective periods in 1996 due to reasons discussed above.


Liquidity and Capital Resources
     Net cash used in operating activities for the first half of 1996 totaled $14.5 million compared to $1.0 million for the same period in 1995. This change resulted primarily from the Company's increased net loss and an increase in accounts and notes receivable, partially offset by increased depreciation and amortization expense and accrued interest expense on the June 1995 issuance of 13.5% Senior Discount Notes due 2005 and the May 1996 issuance of the 12.5% Senior Discount Notes due 2006. The Company also expended approximately $41.0 million of cash in the first half of 1996 to purchase telecommunications equipment associated with network expansion.

     The Company estimates that it requires approximately $360 million to fund anticipated capital expenditures for 1996 through 1999. The Company expects to fund the balance of its capital expenditures with working capital, operating cash flow and through public or private debt and/or equity financing. In May, 1996 the Company closed on $330 million principal amount of 12.5% Senior Discount Notes generating gross proceeds of $179.9 million. In addition, the Company issued 4,674,503 shares of common stock, par value $.01 per share issued at $26.00 per share in May 1996. The combined net proceeds to the Company will be used to finance continued expansion of the company's telecommunications networks and the installation of voice switches. These proceeds will allow the Company to offer local exchange service and support general corporate purposes, including working capital. There can be no assurance as to the Company's ability to complete any other debt or equity financing or the terms upon which any such financing may be available.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company and (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in the Company. In addition to providing additional growth capital, management believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive position of, both ICI and the investor within the consolidating telecommunications industry. There can be no assurance that any agreement with any potential strategic investor or joint venture partner will be reached nor does management believe that such an investor or strategic alliance is necessary to successfully implement its strategic plans.

PART II.  OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders


      The Company's Annual Meeting of Stockholders was held on May 24, 1996. The following member was elected to the Company's Board of Directors to hold office for the ensuing three years.

                  [S]                   [C]           [C]
                  Nominee               For           Against
                  -------               ---           -------
                  George F. Knapp       6,600,050     9,528

      The Company's long-term Incentive Plan was approved. The votes of the stockholders were as follows:

                  For                   Against       Abstain
                  ---                   -------       -------
                  3,635,634             1,119,666     14,177

      Amendments to the Company's Certificate of Incorporation which changed the Company's name to Intermediate Communications Inc. and increased the number of authorized Common Stock from 20,000,000 shares to 50,000,000 shares was approved. The votes of the stockholders were as follows:

                  For                   Against       Abstain
                  ---                   -------       -------
                  6,368,607             222,122       18,849

      The appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified. The votes of the stockholders on this ratification were as follows:

                  For                   Against       Abstain
                  ---                   -------       -------
                  6,561,565             28,277        19,736



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27    Financial Data Schedule (For SEC Use Only)

(b)  Reports on Form 8-K

     A Form 8-K was filed on June 28, 1996 relating to the consummation of the EMI acquisition, as amended on July 12, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 1996

                                    INTERMEDIATE COMMUNICATIONS INC.
                                    (Registrant)



                                    /s/ O J Williams
                                    ------------------------------------------
                                    Oscar J. Williams
                                    Vice President and Chief Financial Officer



                                    /s/ Jeanne M. Walters
                                    ------------------------------------------
                                    Jeanne M. Walters
                                    Controller and Chief Accounting Officer