Form 10-Q
period 1996-09-30
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1996-11-14
CIK 885067

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes  X                                    No
        -----                                     -----

As of November 11, 1996, there were 16,252,070 shares of the Registrant's
Common Stock outstanding.
================================================================================


                                                              Page 1 of 14 pages

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                      PAGE NO.
ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED):

                Condensed Consolidated Statements of Operations -
                Three- and nine-month periods ended September 30,
                1996 and 1995.........................................   3

                Condensed Consolidated Balance Sheets - September 30,
                1996 and December 31, 1995............................   4

                Condensed Consolidated Statements of Cash Flows -
                Nine-month periods ended September 30, 1996 and 1995..   5

                Notes to Condensed Consolidated Financial Statements..   6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...................   10

PART II.  OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   13

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K......................   13

SIGNATURES       .....................................................   14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements




                        INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                   THREE-MONTH PERIOD ENDED             NINE-MONTH PERIOD
                                                                 SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1996            1995               1996             1995
                                                                 -------------  -------------      ------------     -------------
Revenues:
               Transport and enhanced data                        $24,133,942       $4,631,801     $ 38,786,019     $ 12,470,430
               Switched                                             9,148,973        4,996,311       21,706,671       14,154,122
               Systems integration                                    696,761          556,621        3,840,437        1,854,149
                                                                 ------------      -----------     ------------     ------------
                                                                   33,979,676       10,184,733       64,333,127       28,478,701

 Expenses:
               Facilities administration and maintenance
                     and line costs                                28,005,055        6,414,994       49,044,623       17,244,183
               Selling, general and administrative                 10,173,542        4,034,783       23,883,954        9,936,130
               Depreciation and amortization                        5,254,557        2,678,555       12,068,540        7,215,556
                                                                 ------------      -----------     ------------     ------------
                                                                   43,433,154       13,128,332       84,997,117       34,395,869
                                                                 ------------      -----------     ------------     ------------
Loss from operations                                               (9,453,478)      (2,943,599)     (20,663,990)      (5,917,168)

Other income (expense):
               Interest expense                                   (10,773,537)      (5,368,899)     (24,178,666)      (8,041,952)
               Other income                                         5,722,714        1,983,271        9,201,073        2,447,160
                                                                 ------------      -----------     ------------     ------------
Loss before income taxes and extraordinary item                   (14,504,301)      (6,329,227)     (35,641,583)     (11,511,960)
               Income tax benefit                                           -                -                -           96,952
                                                                 ------------      -----------     ------------     ------------
Loss before extraordinary item                                    (14,504,301)      (6,329,227)     (35,641,583)     (11,415,008)
               Extraordinary loss related to early retirement
                    of debt                                                 -                -                -       (1,592,045)
                                                                 ------------      -----------     ------------     ------------
Net loss                                                         $(14,504,301)     $(6,329,227)    $(35,641,583)    $(13,007,053)
                                                                 ============      ===========     ============     ============

Net loss per share:
               Loss before extraordinary item                    $      (0.90)      $    (0.61)    $      (2.69)    $      (1.11)
               Extraordinary item                                           -                -                -            (0.16)
                                                                 ------------       ---------      ------------     ------------
               Net loss                                          $      (0.90)      $    (0.61)    $      (2.69)    $      (1.27)
                                                                 ============       ==========     ============     ============

Weighted average number of shares outstanding                      16,126,448       10,367,072       13,242,546       10,203,063
                                                                 ============       ==========     ============     ============


                           See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                                                                                      SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                                       -----------------   -----------------
CURRENT ASSETS
        Cash and cash equivalents                                                          $241,361,080         $50,996,919
        Restricted investments                                                                  845,237          18,854,015
        Short-term investments                                                               12,391,000           2,100,000
        Current portion on notes receivable                                                   1,225,520                   -
        Accounts receivable, net of allowance for
          doubtful accounts of $1,583,165 in 1996 and $745,948 in 1995                       18,442,666           7,954,194
        Prepaid expenses and other current assets                                             2,453,388           1,832,186
                                                                                       ----------------    ----------------
                                                   TOTAL CURRENT ASSETS                     276,718,891          81,737,314

        Notes Receivable                                                                      2,451,040                   -
        Restricted investments                                                               40,241,757          30,869,001
        Property, plant and equipment, net                                                  164,993,744          76,169,589
        Intangibles, net                                                                     34,032,162          26,986,915
        Other assets                                                                          1,046,458             255,306
                                                                                       ----------------    ----------------
                                                       TOTAL ASSETS                        $519,484,052        $216,018,125
                                                                                       ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                                    $16,579,300          $4,810,175
        Accrued taxes                                                                         2,306,343             285,757
        Accrued interest                                                                      7,200,000           1,800,000
        Other accrued expenses                                                                3,011,586           1,575,925
        Advance billings                                                                      2,857,210           1,747,081
        Current portion of long term debt                                                       111,871             107,757
        Current portion of capital lease obligation                                             695,138           1,057,927
                                                                                       ----------------    ----------------
                                                 TOTAL CURRENT LIABILITIES                   32,761,448          11,384,622
LONG-TERM DEBT
        Long-term debt                                                                      347,721,891         159,199,226
        Capital lease obligations                                                             4,647,487           5,179,914
                                                                                       ----------------    ----------------
                                                    TOTAL LIABILITIES                       385,130,826         175,763,762
STOCKHOLDERS' EQUITY
        Preferred stock                                                                               -                   -
        Common stock                                                                            164,549             103,597
        Additional paid-in capital                                                          203,772,977          74,093,476
        Accumulated deficit                                                                 (69,584,300)        (33,942,710)
                                                                                       ----------------    ----------------
                                                    TOTAL STOCKHOLDERS' EQUITY              134,353,226          40,254,363
                                                                                       ----------------    ----------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $519,484,052        $216,018,125
                                                                                       ================    ================


                           See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             NINE-MONTH PERIOD
                                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                                           1996              1995
                                                                                      -------------------------------

OPERATING ACTIVITIES
   Net loss                                                                            $(35,641,583)     $(13,007,052)
   Adjustments to reconcile net loss to net cash
      used by operating activities
       Depreciation and amortization                                                     12,178,042         7,215,556
       Extraordinary loss                                                                         -         1,592,045
       Provision for doubtful accounts                                                      714,165           370,695
       Earned compensation expense on vested stock/options                                  501,015                 -
       Accreted bond interest                                                             8,582,676                 -
       Changes in operating assets and liabilities:
           Notes receivable                                                              (3,676,560)                -
           Accounts receivable                                                          (11,202,637)       (3,700,169)
           Prepaid expenses and other current assets                                     (1,466,439)         (553,431)
           Other assets                                                                    (791,152)       (1,404,241)
           Accounts payable                                                              11,931,975        (1,296,341)
           Accrued taxes and expenses                                                     2,013,301         1,041,256
           Accrued interest                                                               5,400,000         7,200,000
           Deferred taxes                                                                         -           (96,952)
           Advance billings                                                               1,110,129           511,070
                                                                                      -------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                   (10,347,068)       (2,127,564)

INVESTING ACTIVITIES
   Purchase of restricted investments                                                             -       (58,789,913)
   Purchase of business, net of cash acquired                                                     -          (671,718)
   Purchases of short-term investments                                                  (10,291,000)       (2,050,000)
   Maturities of restricted investments                                                   9,481,259                 -
   Capital expenditures                                                                 (80,810,319)      (20,950,859)
   Other investing activities                                                                     -          (160,169)
                                                                                      -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (81,620,060)      (82,622,659)

FINANCING ACTIVITIES
   Net proceeds from issuance of senior discount notes                                  171,225,635                 -
   Net proceeds from issuance of common stock                                           112,085,567           308,690
   Net proceeds from issuance of senior notes and warrants                                        -       154,027,463
   Principal payments on long term debt                                                     (84,697)      (15,955,239)
   Principal payments of capital lease obligation                                          (895,216)       (3,125,000)
                                                                                      -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               282,331,289       135,255,914

                                 INCREASE IN CASH AND CASH EQUIVALENTS                  190,364,161        50,505,691

                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   50,996,919        10,208,187
                                                                                      -------------------------------
                            CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $241,361,080       $60,713,878
                                                                                      ===============================


                           See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation


               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

               Operating results for the three- and nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note 2 Property, Plant and Equipment

       Property, Plant and Equipment consisted of:


                                              September 30, 1996           December 31, 1995
                                             --------------------          -----------------
           Telecommunications equipment         $ 102,310,112                  $50,506,651
           Fiber optic cable                       29,540,893                   27,891,274
           Furniture and fixtures                  14,162,581                    5,223,389
           Leasehold improvements                   3,842,829                      985,876
           Real Estate                                756,026                            -
           Construction in progress                42,000,429                   12,830,122
                                                -------------                  -----------
                                                  192,612,870                   97,437,312
           Less accumulated depreciation          (27,619,126)                 (21,267,723)
                                                -------------                  -----------
                                                $ 164,993,744                  $76,169,589
                                                =============                  ===========


Note 3  Long-Term Debt

        Long term debt consists of:

                                          September 30, 1996    December 31, 1995
                                          --------------------  -----------------
13.5% Senior Notes
      $160 million face amount,
      due 2005                               $159,088,960       $  158,983,840

12.5% Senior Discount Notes
      $330 million face amount,
      due 2006                                188,501,976                  -
Other notes payable                               242,826              323,143
                                            -------------       --------------
                                              347,833,762          159,306,983
       Less current portion                      (111,871)            (107,757)
                                            -------------       --------------
                                            $ 347,721,891       $  159,199,226
                                            =============       ==============


        In June 1995, the Company issued $160 million principal amount of 13.5% Senior Notes, due 2005 which were subsequently exchanged for 13.5% Series B Senior Notes due 2005 "the Senior Notes" and warrants to purchase 350,000 shares of the Company's common stock. The Company has allocated $1,051,200 of the proceeds to the warrants, representing the estimated fair value at the date of issue. The Senior Notes are limited in aggregate principal amount to $160 million and mature on June 1, 2005.
      The Senior Notes may be redeemed at the option of the Company, in whole or in part, on or after June 1, 2000, beginning at a premium of 106.75% of par and declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date. The Senior Notes bear interest at the rate of 13.5% per annum payable semiannually in arrears on June 1 and December 1. The Senior Notes agreement contains certain convenants including limits on the incurrence of additional indebtedness, with which the Company is in compliance at September 30, 1996.

      The terms of the Senior Note agreement required the Company to use a portion of the proceeds to purchase pledged securities ("Restricted Investments") sufficient to provide for payment of interest on the Senior Notes through June 1, 1998 and as security for repayment of principal on the Senior Notes. In 1995, the Company purchased U.S. Government Securities whose maturity coincides with the interest payment dates.

      In May 1996, the Company issued $330 million principal amount of 12.5% Senior Discount Notes due May 15, 2006. The original issue discount price of each $1,000 of the Senior Discount Notes was $545.21. The discount is to be amortized over the term of Senior Discount Notes using the effective interest method. Commencing on November 15, 2001, interest on the Senior Discount Notes will be payable semi-annually in arrears on May 15 and November 15 at a rate of 12.5% per annum. Interest expense and amortization of the discount are included in interest expense for all periods presented. The Senior Discount Notes are redeemable at the option of the Company after May 15, 2001, at a premium declining to par in 2004, plus accrued and unpaid interest. The Senior Discount Notes agreement contains certain restrictive convenants including limitations on the incurrence of additional indebtedness, with which the Company is in compliance at September 30, 1996.

      Accrued interest on the Senior Discount Notes included in long term debt for the nine month period ended September 30, 1996 was $2,860,892.

      Interest capitalized for the nine month periods ended September 30, 1996 and 1995 was $1,939,584 and $347,823, respectively.

Note 4 Acquisitions

      On February 15, 1995 the Company purchased FiberNet USA, Inc. (a development stage company) and FiberNet Telecommunications Cincinnati, Inc. (collectively FiberNet) for a total purchase price of $8,320,765 which included 683,583 shares of the Company's common stock, valued at $7,861,205 and a $1.2 million convertible note payable. The Company has accounted for the Fibernet acquisition as if it occurred on March 1, 1995 using the purchase method of accounting. The operating results of FiberNet included in the Company's Consolidated Financial Statements since March 1, 1995, including the FiberNet acquisition as if it occurred on January 1, 1995, were not materially different from the results of operations as reported.

      On February 20, 1996, the Company entered into an agreement to purchase the telecommunications division of EMI Communications Corp. "EMI", a wholly owned subsidiary of Newhouse Broadcasting Corporation. On June 28, 1996, the Company consummated the acquisition of EMI. The total purchase price amounted to $18,155,000 and included 937,500 shares of the Company's common stock, valued at $16,875,000. The Company has accounted for the EMI acquisition using the purchase method. EMI's telecommunications division, headquartered in Syracuse, New York, is a provider of frame relay based network services and interexchange private line services primarily in the northeastern United States. EMI operates owned and leased microwave and fiber optic digital network capacity in New York, Massachusetts, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Maryland and the District of Columbia and maintains POPs in most major cities in these states.

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




                    Nine-months ended September 30
                        1996             1995
                    -------------------------------
Revenue             $90,215,000      $ 61,006,000
Net loss            (36,965,000)      (14,590,000)
Net loss per share        (2.67)            (1.31)

Note 5 Common Stock

      On May 8, 1996, the Company issued an additional 4,674,503 shares of common stock, through a public offering, resulting in net proceeds of $111,768,994. The closing price for the common stock on May 8, 1996 was $26.063 per share.

Note 6 Commitments and Contingencies

         On May 3, 1995, the Company asserted a claim for indemnification against the former shareholder of Phone One, Inc. (the "Former Shareholder") for approximately $1 million on account of various breaches of representations and warranties made by the Former Shareholder to the Company in the agreement for the acquisition of Phone One, Inc. (the "Phone One Acquisition Agreement"). The former Shareholder has objected to the indemnification claim, which is subject to arbitration under the Phone One Acquisition Agreement. On May 24, 1995 the former Shareholder advised the Company that it has filed a complaint against the Company in the Florida circuit court for Dade County seeking rescission of the Phone One, Inc. acquisition and damages for breach of contract in excess of $3 million. Pursuant to the mandatory arbitration requirements of the Phone One Acquisition Agreement, in July 1995, the Company filed a demand for arbitration, and the action was stayed in the circuit court. The parties negotiated a settlement proposal, and on August 27, 1996, the dispute was settled and mutual general releases exchanged by which the Company delivered 22,357 of the holdback shares, pursuant to the terms of the Phone One Acquisition Agreement. On September 3, 1996, the action in circuit court was dismissed with prejudice.

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

Results of Operations
     The Company's revenue for the third quarter and first nine months of 1996 increased 234% and 126% respectively, from $10.2 million and $28.5 million in the third quarter and first nine months of 1995, respectively to $34.0 million and $64.3 million for the same respective periods in 1996. A significant portion of the growth in revenue was a result of the EMI acquisition which was consummated on June 28, 1996 and resulted in $13.5 million of revenue for the third quarter. Other significant factors attributing to the growth related to continued enhanced data service and long distance revenue. Enhanced data service revenue for the third quarter and first nine months of 1996 increased by 278% and 238% respectively, from $1.8 million and $4.7 million for the third quarter and first nine months of 1995, respectively to $6.8 million and $15.9 million for the same respective periods in 1996. Long distance revenue for the third quarter and first nine months of 1996 increased by 82% and 53% respectively from $5.0 million and $14.2 million for the third quarter and first nine months of 1995, respectively to $9.1 million and $21.7 million for the same respective periods in 1996. The Company believes that service revenue will grow as the Company adds sales force, expands into new territories and adds to its product offerings in other territories.

     Operating Expenses for the third quarter and first nine months of 1996 increased 231% and 147%, respectively from $13.1 million and $34.4 million in the third quarter and first nine months of 1995, respectively to $43.4 million and $85.0 million for the same respective periods in 1996. Of the increase in the third quarter and first nine months of 1996, $12.4 million is attributable to EMI, $10.1 million and $24.1 million respectively, is attributed the Company's long distance services. The increase is primarily consistent with the costs associated with the growth in the Company's enhanced data and long distance services, particularly network service expense and personnel additions.

     Facilities administration and maintenance and line costs for the third quarter and first nine months of 1996 increased by 337% and 184%, respectively from $6.4 million and $17.2 million in the third quarter and first nine months of 1995, respectively to $28.0 million and $49.0 million for the same respective periods in 1996. The increase was due primarily to $10.3 million in expenses relating to EMI, in addition to the rapid growth in leased network capacity required to meet the growing demand for enhanced data services and as a result of increasing network service expenses associated with the Company's interexchange long distance services.

     Selling, general and administrative expenses for the third quarter and first nine months of 1996 increased by 152% and 140%, respectively from $4.0 million and $9.9 million in the third quarter and first nine months of 1995, respectively to $10.2 million and $23.9 million for the same respective periods in 1996. Of the increase, $1.1 million relates to expenses associated with EMI. The remaining increase is a result of the Company's continued growth and represents a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. The increase is also the result of leasing new office space to accommodate the rapid growth in Company personnel.

     Depreciation and amortization expense for the third quarter and first nine months of 1996 increased 96% and 67%, respectively from $2.7 million and $7.2 million in the third quarter and first nine months of 1995, respectively to $5.3 million and $12.1 million for the same respective periods in 1996. Of the increase, $1 million relates to expenses associated with EMI. Remaining additions relate to telecommunications equipment placed in service.

     Interest expense for the third quarter and first nine months of 1996 increased 101% and 201% from $5.4 million and $8.0 million in the third quarter and first nine months of 1995, to $10.8 million and $24.2 million for the same respective periods in 1996. Of the increase, $5.7 million and $8.5 million in the third quarter and first nine months of 1996, resulted from interest expense on the May 1996 issuance of $330 million principal amount of 12.5% Senior Discount Notes and the effect from nine full months of interest expense on the excess proceeds from the June 1995 issuance of $160 million principal amount of 13.5% Senior Notes partially offset by capitalized interest.

     Other income for the third quarter and first nine months of 1996 increased 189% and 276%, respectively from $2.0 million and $2.4 million in the third quarter and first nine months of 1995, respectively to $5.7 million and $9.2 million for the same respective periods in 1996. This increase is the result of interest earned on the cash available from the excess proceeds related to the May 1996 issuance of $330 million principal amount of 12.5% Senior Discount Notes and the issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share. In addition, there is also an effect from nine full months of interest earned on the excess proceeds from the June 1995 issuance of $160 million principal amount of 13.5% Senior Notes.

     Extraordinary loss of $1.6 million for the first nine months of 1995 is related to $1 million in prepayment penalties, related to certain indebtedness repaid from the proceeds of the June 1995 issuance of $160 million principal amount of 13.5% Senior Notes and the write off of the unamortized deferred financing costs.

     Net loss for the third quarter and first nine months of 1996 increased 129% and 174%, respectively from $6.3 million and $13.0 million in the third quarter and first nine months of 1995 respectively to $14.5 million and $35.6 million for the same respective periods in 1996 due to reasons discussed above. The consolidation of earnings from EMI resulted in $1.1 million net income for the period.


Liquidity and Capital Resources
     Net cash used in operating activities for the first nine months of 1996 totaled $10.3 million compared to $2.1 million for the same period in 1995. This change resulted primarily from the Company's increased net loss and an increase in accounts and notes receivable, partially offset by increased depreciation and amortization expense and accounts payable. The Company also expended approximately $80.8 million of cash in the first nine months of 1996 to purchase telecommunications equipment associated with network expansion.

     The Company estimates that it requires approximately $360 million to fund anticipated capital expenditures for 1996 through 1999. The Company expects to fund the balance of its capital expenditures with working capital, operating cash flow and through public or private debt and/or equity financing. In May, 1996 the Company closed the financing $330 million principal amount of 12.5% Senior Discount Notes generating gross proceeds of $179.9 million. In addition, the Company issued 4,674,503 shares of common stock, par value $.01 per share issued at $26.00 per share in May 1996. The combined net proceeds of $288 million to the Company will be used to finance continued expansion of the Company's telecommunications networks and the installation of voice switches. These proceeds will allow the Company to offer local exchange service and support general corporate purposes, including working capital. There can be no assurance as to the Company's ability to complete any other debt or equity financing or the terms upon which any such financing may be available.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in the Company are (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any thereof is necessary to successfully implement its strategic plans.

PART II.  OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27     Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30,1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1996

                                    INTERMEDIA COMMUNICATIONS INC.
                                    (Registrant)



                                    /s/ Robert M. Manning
                                    -----------------------------------------
                                    Robert M. Manning
                                    Senior Vice President and Chief Financial
                                    Officer



                                    /s/ Jeanne M. Walters
                                    -----------------------------------------
                                    Jeanne M. Walters
                                    Controller and Chief Accounting Officer