Form 10-K
period 1996-12-31
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1997-03-27
CIK 885067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the Year Ended                         Commission File Number:
        DECEMBER 31, 1996                                 0-20135


                               ----------------

                        INTERMEDIA COMMUNICATIONS INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 59-291-3586
   (STATE OR OTHER JURISDICTION OF          (EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

                             3625 QUEEN PALM DRIVE
                             TAMPA, FLORIDA 33619
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 829-0011

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par
                                                 value $.01 per share. Rights
                                                 to purchase units of Series C
                                                 Preferred Stock.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates/1/ of the registrant on March 6, 1997: $178,469,223.

As of March 6, 1997, there were 16,307,577 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT              PART OF 10-K INTO WHICH INCORPORATED
                     --------              ------------------------------------
  Proxy Statement relating to registrant's                     Part III
  Annual Meeting of Stockholders to be held on
  May 22, 1997

--------
/1/As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq National Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I
 Item 1   Description of Business.......................................     3
 Item 2   Description of Properties.....................................    26
 Item 3   Legal Proceedings.............................................    27
 Item 4   Submission of Matters to a Vote of Security Holders...........    27
 PART II
          Market Price for Registrant's Common Equity and Related
 Item 5   Stockholder Matters...........................................    27
 Item 6   Selected Financial and Other Operating Data...................    28
 Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    31
 Item 8   Financial Statements and Supplementary Data...................    37
 Item 9   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    38
 PART III
 Item 10  Directors and Executive Officers of the Registrant............    38
 Item 11  Executive Compensation........................................    38
          Security Ownership of Certain Beneficial Owners and
 Item 12  Management....................................................    38
 Item 13  Certain Relationships and Related Transactions................    38
 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14  K.............................................................    38
          Glossary......................................................    42

  References in this report to the "Company" or "ICI" means Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires. Certain terms used herein are defined in the Glossary which begins on page 35. This report contains certain "forward-looking statements" concerning the Company's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

  ICI is a rapidly growing integrated communications services provider ("ICP"), offering a full suite of local, long distance and enhanced data telecommunications services to business and government end user customers, long distance carriers, Internet Service Providers ("ISPs"), resellers and wireless communications companies. Founded in 1987, the Company is currently the third largest (based on annualized telecommunications services revenues) among providers generally referred to as competitive local exchange carriers ("CLECs") after MFS Communications Company, Inc. and Teleport Communications Group Inc. The Company has sales offices in 23 cities throughout the eastern half of the United States and offers a full product package of telecommunications services in 15 metropolitan statistical areas. In April 1996, ICI became one of the first ICPs in the United States to provide integrated switched local and long distance service and now has five local/long distance voice switches in service. The Company provides enhanced data services, including frame relay, asynchronous transfer mode ("ATM") and Internet access services, primarily to business and government customers (including over 100 ISPs), in approximately 2,200 cities nationwide, utilizing 89 Company-owned data switches. ICI also serves as a facilities-based interexchange carrier to approximately 12,000 customers nationwide. ICI continues to increase its customer base and network density in the eastern half of the United States and is pursuing attractive opportunities to add additional services and expand into complementary geographic markets. The total United States annual market for the Company's local, long distance and enhanced data services is estimated to be approximately $165 billion, of which approximately $25 billion is estimated to be addressable by the Company.

  The Company's annualized revenue based on the fourth quarter of 1996 (giving pro forma effect to two recent acquisitions) was $173.7 million. The Company's revenues have grown from $14.3 million in 1994 to $103.4 million in 1996, representing a compound annual growth rate of 169%. During the same period, the Company has increased its sales force from approximately 45 to approximately 175, increased the number of sales offices from four to 21 and grown its customer base from 8,148 to 14,133. In 1996, the Company achieved a significant milestone by introducing local exchange services in its product portfolio and positioned itself as a provider of integrated telecommunications services to its customers by (i) obtaining CLEC certification in 13 states and the District of Columbia (with 22 applications pending), (ii) completing interconnection co-carrier agreements with six incumbent local exchange carriers ("ILECs"), (iii) deploying four local/long distance voice switches and (iv) deploying 37 data switches bringing its total data switches to 89.

  Management believes that a well trained team of direct sales and engineering support professionals, offering customers a full suite of telecommunications services, is critical to achieving its goal of capturing meaningful market share in the newly competitive local telecommunications market. By initiating local switched services in markets where its sales and engineering support team is already in place, ICI reached a significant milestone toward attaining this goal. Management believes that being one of the few ICPs offering integrated local, long distance and enhanced data services to its customers provides the Company with a competitive advantage in pursuing the estimated $99 billion national market for local exchange services. The Company's strategy is to systematically secure a growing portion of a customer's telecommunications business and through the provision of additional integrated services, increase the customer's reliance on, and sense of partnership with, the Company.

  The Company believes that a significant portion of business and government customers prefer a single source telecommunications provider that delivers a full range of efficient and cost effective solutions to their telecommunications needs. These customers require maximum reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and the timely introduction of new and innovative services. The Company is well positioned to satisfy such customer requirements due to
(i) its specialized sales and service approach employing engineering and sales professionals who design and implement cost-effective telecommunications solutions, (ii) the ongoing development and integration of new telecommunications services, (iii) its local/long distance voice switch and transmission network deployment program, (iv) the implementation of 89 enhanced data switches and over 200 network to network interfaces ("NNIs") for frame relay data transmission throughout the continental United States and (v) its interconnection co-carrier agreements with six ILECs.

  The Company is certified as a CLEC in 13 states and the District of Columbia, allowing the Company to provide local exchange services in those markets, and has CLEC certification applications pending in 22 states. In addition, ICI is certified as a long distance carrier in 41 states and the District of Columbia. The Company has nine digital, fiber optic networks in service and one under development. As of December 31, 1996, this infrastructure was comprised of 24,122 fiber miles and 655 route miles and was connected to 487 buildings. As of December 31, 1996, ICI had invested $241.5 million (or 67% of its total invested capital) in gross plant, property and equipment, principally telecommunications equipment. ICI expects to continue to grow its networks and has identified expansion opportunities in other selected markets. Management believes that this expansion will enable the Company to (i) increase the size of its addressable market and reach a significant number of new potential customers, (ii) achieve economies of scale in network operations and sales and marketing and (iii) more effectively service customers that have a presence in multiple metropolitan areas. The Company has also undertaken a major expansion of its intercity network, principally to satisfy the growing demand for interexchange services, including enhanced data services such as frame relay networking services. As a result, frame relay nodes have grown from approximately 2,300 nodes, serving customer locations in 600 cities as of December 31, 1995, to approximately 9,500 nodes, serving customer locations in 2,200 cities as of December 31, 1996.

  Enhanced data services, such as those provided on the Company's frame relay network, are specialized services for customers that need to transport large amounts of data among multiple locations. According to industry sources, the frame relay services market is projected to grow from $753 million in 1995 to $2.7 billion in 1999; however, there can be no assurance that such market growth will be realized or that the assumptions underlying such projections are reliable. While the Company has concentrated its frame relay sales in the eastern half of the United States, ICI is currently the fifth largest national provider of frame relay networking services (based on number of nodes) after AT&T, Inc. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"). In order to satisfy its customers' desire for end-to-end frame relay services from a single provider, the Company has deployed its network and made arrangements with other frame relay service providers to offer national and international service.

  ICI founded the UniSPAN(C) consortium in 1994 with three other carriers to enable the Company to provide end-to-end frame relay services throughout the United States and Canada. Because of the high volume of telecommunications traffic between ICI's target markets and certain Latin American markets, the Company has entered into international frame relay operating agreements with ImpSat of Columbia S.A., TresCom International, Telecom Holdings Panama and Americatel Corporation for the provision of frame relay services to and from Columbia, Puerto Rico, Panama, Chile & Costa Rica. ICI plans to pursue similar arrangements to enter other Latin American markets. The Company has pioneered the interconnection of its frame relay network with those of the ILECs, allowing pervasive, cost-efficient termination for its customers. Over 200 such NNIs have been implemented with BellSouth Telecommunications Inc. ("BellSouth"), Sprint, GTE Corporation ("GTE"), NYNEX, Bell Atlantic Inc. ("Bell Atlantic") and Southern New England Telecommunications Corp ("SNET").

  The Company believes that it can effectively utilize its competitive advantages as a provider of enhanced data services to communications intensive customers in order to acquire and retain these customers as local exchange and long distance customers throughout its markets. As ICI continues the deployment of local/long distance voice switches, it will make more efficient use of its intercity network. Combining long distance voice traffic between such switches with the intercity data traffic increases the overall amount of voice and data traffic that remains completely on the Company's network. The Company is developing additional applications and deploying technologies that will provide even greater efficiencies in the use of its intercity network.

  The Company has developed and intends to introduce a voice product over its enhanced data network which will provide a competitive service offering to customers seeking a lower cost alternative to voice services currently provided over traditional circuit switched telecommunications networks. The Company believes that packet switched data networks, such as the Company's, will displace a significant portion of the estimated $130 billion telecommunications market which is currently provided over traditional circuit switched networks. The Company believes this proposed new service offering will accelerate its penetration of the traditional voice services market.

  The Company has developed operating strategies, important components of which are described below, to increase market share and operating margins.

CUSTOMER STRATEGY

  Provide Single-Source Telecommunications Services. The Company's service portfolio includes: local exchange, enhanced data (i.e., frame relay and ATM, Internet and Intranet), interexchange long distance, integration and private line services. Management believes that its ability to deliver all of these services provides significant advantages for both the customer and for the Company. Not only does this capability address customers' complex requirements associated with integration of diverse networks and technologies at various locations, but it also reduces customers' administrative burdens associated with service charges, billing, network monitoring, implementation, coordination and maintenance. ICI also believes that by offering expanded, single-source services through existing networks and customer connections, it can leverage the significant capacity inherent in its digital networks.

  Focus on Business and Government Customers. The Company's portfolio of service offerings, customer service approach, highly reliable networks, broad geographic coverage and integration capabilities are well-suited to serve the demands of telecommunications-intensive business and government customers. The Company's existing business customer base represents a broad range of industries, including firms in the retail, financial services, Internet, healthcare, merchandising, manufacturing and other industry segments. ICI has a dedicated sales and engineering support group focused exclusively on providing service to government agencies. The Company has long-term contracts with the States of Florida and New York pursuant to which the Company provides various telecommunications services, including frame relay and other data services (as well as certain voice services under the New York contract).

  Develop Interexchange Carrier and Value-Added Reseller Relationships. As a result of recent changes in state and federal regulation which have provided ILECs with mandates that foster local exchange competition, ICI has accelerated its entry into the local exchange services market. As interexchange carriers ("IXCs") enter the local exchange business, the Company believes that they will seek to gain access to the local exchange services market by either developing local network capacity or by purchasing such capacity from alternative service providers. The Company believes that these developments are likely to make ICI a candidate for joint ventures and preferred vendor arrangements with IXCs, ILECs and other telecommunications related companies. Such arrangements would benefit the Company by enabling ICI to more rapidly recover its capital investment in switches and other network infrastructure by increasing the traffic through its networks. These IXC relationships typically began with the Company providing special access services on behalf of these IXCs and have recently evolved to include local access transport and local exchange services. These arrangements should enable ICI to achieve greater market share and reach new market segments more rapidly than it could otherwise. The Company has also begun soliciting these IXCs, out of region ILECs, cable companies and other value added resellers to resell the Company's local exchange and other services. ICI has recently established a preferred vendor relationship with Cable & Wireless, Inc., which includes the resale of ICI's local exchange service by Cable & Wireless, Inc.

  Maintain and Develop Long-Term Relationships. By providing customized telecommunications solutions to its customers, the Company develops a sense of partnership with its customers. This, together with the provision of an integrated package of services (local, long distance and enhanced data services) fosters the development of long-term customer relationships. As an example, the group of ICI's top 42 customers as of December 31, 1994 (representing approximately 68% of ICI's billings for the month of December
1994) had increased their aggregate billings in excess of 100% for the month of December 31, 1996. At December 31, 1996, 37 of these 42 customers were still customers of ICI and, in the aggregate, represented approximately 17% of ICI's monthly billings for December 1996.

  Provide Cost-Effective Service Offerings. The Company believes that the introduction of its services at competitive market rates has stimulated demand from small to medium-sized customers, thereby broadening the market for ICI's services. Each of the Company's individually packaged services is competitively priced, and when integrated into a comprehensive telecommunications package, typically provides significant savings to such customers over a combination of ILEC and IXC service offerings.

  Expand Solutions-Oriented Sales Effort. The Company has rapidly expanded, and intends to continue to expand, its direct sales and support team consisting of engineering and sales professionals. The sales and support teams have complete product knowledge and technical, integration and program or project management skills. This team approach promotes a close working relationship between the Company and the customers' telecommunications, information services and user constituencies. The Company believes such relationships improve its ability to sell more of its services and maintain longer relationships with its customers. During 1996, ICI increased the number of its sales offices by nine and substantially increased its engineering support personnel and sales representatives. The Company believes that the continued deployment of its skilled end user engineering support and sales team will allow ICI to establish service in new markets and maintain a competitive position in existing markets. By focusing first on establishing customer relationships in both new and existing markets, the Company believes it can efficiently deploy capital in response to actual customer demand.

NETWORK STRATEGY

  Control Franchise Points of the Networks. Connections to customers and building entries represent an important component of ICI's network strategy. These connections provide the Company with the platform to sell a variety of services to existing and additional potential customers within a building, analogous to those provided by traditional shared tenant services providers. ICI believes that the deployment of switching technology and advanced network electronics enables the Company to better configure its networks to provide cost-effective and customized solutions to its customers.

  Extend Coverage to Provide End-to-End Service. The Company believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. The Company has entered into interconnection co-carrier agreements with BellSouth, Sprint, GTE, NYNEX, SBC Communications, Inc. ("SBC") and Bell Atlantic. This will allow the Company to access a large number of business and government telephones in its service territory. The Company anticipates entering into similar arrangements with ILECs in other markets. The Company has also interconnected its frame relay network to various ILECs, thereby substantially expanding the reach of its networks. ICI now provides originating and terminating transport services in 45 states and maintains points of presence ("POPs") for interexchange and enhanced data services in most major cities in the United States. The Company has deployed, and continues to integrate, network monitoring and control tools to insure high levels of service quality and reliability.

  Utilize ILEC Resale and Unbundled Network Elements. Recent regulatory changes have enabled the Company to resell ILEC services and to utilize unbundled ILEC network elements at discounted rates. The Company intends to use resold services and unbundled network elements to provide rapid market entry and develop its customer base in advance of capital deployment. Once thresholds of customer density have been achieved, the Company intends to systematically replace these resold and unbundled elements with its own facilities, where economical.

  Deploy Capital Cost Effectively on a Demand Driven Basis. In addition to the use of ILEC resale and unbundling, the Company has the ability to lease network capacity from other carriers at competitive rates. This has led the Company to lease network capacity in various areas prior to, or as an economic alternative to, building additional capacity. As a result of its most favored nation pricing from Advanced Radio Telecom Corp. ("ART") in the Northeast, the Company from time to time leases 38 GHz wireless services as one such economic alternative. Utilizing leased facilities enables the Company to (i) meet customers' needs more rapidly, (ii) improve the utilization of ICI's existing networks, (iii) add revenue producing customers before building networks, thereby reducing the risks associated with speculative network construction and (iv) subsequently focus its capital expenditures in geographic areas where network construction or acquisition will provide a competitive advantage. The Company focuses its capital deployment on the segments of its networks that the Company believes will provide it with the highest revenue and cash flow potential and the greatest long-term competitive advantage. For the 12 months ended September 30, 1996, the Company recorded $.54 in revenue for each average dollar of plant, property and equipment invested.

GROWTH STRATEGY

  Accelerate Internal Growth. By focusing on business and government customers and maintaining high-quality and cost-effective services, the Company has generated a compound annual internal revenue growth rate of 63% for the two year period ended December 31, 1996. The Company believes that its customer and network strategies will continue to enable ICI to expand its services and markets, increase its revenue base and effectively compete in a dynamic marketplace. In order to achieve such growth, it is essential to continue to add to the Company's highly skilled, broadly deployed end user sales and engineering support team.

  Accelerate Provision of Local Exchange Services. The Telecommunications Act of 1996 (the "1996 Act") significantly improved the opportunity for competition in the local exchange market by mandating that ILECs enter into arrangements with competitors such as the Company for central office collocation and unbundling of local services. The Company believes that implementation of such pro-competitive policies creates favorable opportunities to more aggressively pursue the provision of local exchange services. The Company has a total of five local/long distance voice switches in operation and is currently marketing, to existing and new customers, local dial tone, switched access termination and origination services, centrex and desktop products bundled with the Company's other service offerings. The Company expects to offer such services in all of its fiber optic-based markets by mid 1997, with the exception of Huntsville, Alabama.

  Selectively Acquire Existing Networks and Services. Over the past few years, a portion of the Company's growth has been accomplished through acquisitions and joint ventures or selling relationships. The Company continues to examine various acquisition and joint venture proposals to accelerate its rate of growth. In addition to the usual financial considerations, ICI assesses each opportunity to determine if either: (i) current network traffic into and out of the geographic areas served by the potential joint venture or acquisition candidate warrants developing a presence in those geographic areas or (ii) such candidate offers services consistent with the Company's strategy. While management does not believe that acquisitions are necessary to achieve the Company's strategic goals, strategic alliances with or acquisitions of appropriate companies may accelerate achievement of certain goals by creating operating synergies and providing for a more rapid expansion of the Company's networks and services. The Company is currently evaluating various acquisition opportunities. No assurance can be given that any potential acquisition will be consummated.

1996 ACQUISITIONS

  During 1996, the Company completed three corporate acquisitions. In June 1996, the Company acquired the telecommunications division of EMI Communications Corp. ("EMI"), a company serving customers primarily in the Northeast with aggregate telecommunications revenues of approximately $53.7 million for the year ended December 31, 1996, of which $27.8 million was included in the Company's revenue for 1996. ICI purchased EMI's telecommunications division in exchange for 937,500 newly issued shares of ICI's common stock, par value $.01 per share (the "Common Stock"), issued to Newhouse Broadcasting Corporation, the parent corporation of EMI ("Newhouse"). The number of shares of Common Stock payable to Newhouse was based upon a purchase price of $15,000,000 divided by the average trading price per share of the Common Stock during the twenty-one day period ending on February 14, 1996 (which was equal to $16.00). As of June 28, 1996, the closing date of the acquisition, the EMI Shares were valued at approximately $16.9 million. With this acquisition, the Company substantially expanded its frame relay presence into the Northeast and acquired both additional customers (including a major contract with the State of New York) and a number of highly skilled personnel.

  In December 1996, the Company acquired Universal Telecom Inc. ("UTT"), a provider of interexchange services to approximately 1,000 business customers in the St. Louis area with annualized monthly telecommunications revenues of approximately $5.4 million. The purchase price was $2.9 million, including assumed liabilities and shares of Common Stock. The UTT acquisition was strategically significant because of the near completion of construction of ICI's St. Louis metropolitan area fiber optic network.

  In December 1996, the Company also acquired the network transport business of NetSolve Incorporated ("NetSolve") for approximately $12.8 million in cash. With this acquisition the Company gained 600 multi-site business customers and network facilities (transport and switching) which extended the Company's intercity network into Texas and provided facilities into incremental markets in the eastern half of the United States. NetSolve's network transport business generated approximately $16.0 million of annualized monthly telecommunications revenues for December 1996.

  ICI was incorporated in the State of Delaware on November 9, 1987, as the successor to a Florida corporation that was founded in 1986. The Company's principal offices are located at 3625 Queen Palm Drive, Tampa, Florida 33619, and its telephone number is (813) 829-0011.

SERVICES PROVIDED AND MARKETS

  Local Exchange Services. Telephone services that connect a customer's telephone or PBX to the public network. These local services also provide the customer with access to long distance services, operator and directory assistance services, 911 service, and enhanced local features, which are described by example below.

 SERVICE OR FEATURE              DESCRIPTION                    TYPICAL APPLICATION
 ------------------              -----------                    -------------------
PBX Trunk             Connects a customer PBX to the     24 trunks for both incoming and
                      public network, shared by          outgoing calls -- allow a call to
                      multiple users connected to the    be directed to a specific user
                      PBX, for making or receiving       connected to the PBX (known as
                      local (and long distance) calls.   direct inward dial, or DID
                                                         service).
Business Access Line  Connects a business customer's     A small sales office utilizes 5
                      telephone to the public network,   business lines, each with a
                      for making and completing local    unique telephone number,
                      (and long distance) calls.         connected to five telephones in
                                                         the office.
ISDN                  A specialized digital switching    A small office utilizes a single
                      technology that allows voice and   ISDN line to simultaneously
                      data to share a digital channel.   transport data at 64 kbps and
                                                         talk to another location with a
                                                         similar service.
Voice Mail            A service offered by ICI's         A business customer uses ICI's
                      switch, providing full,            voicemail service to avoid the
                      personalized answering service     cost and upkeep on an answering
                      for a business customer.           machine in their office.

  Enhanced Data Services. Switching and transport of digitized data (or voice) over a seamless network, designed to provide highly reliable, flexible service and support of many data transmission protocols. ICI's enhanced data services are provided over its network of frame relay and ATM data switches, located throughout its service territory. Examples of these services are listed below:

 SERVICE OR FEATURE              DESCRIPTION                    TYPICAL APPLICATION
 ------------------              -----------                    -------------------
 Frame Relay Network  Connection of data communications  A firm has several data networks
                      devices at numerous locations      (one for point of sale, one for
                      over ICI's enhanced data network.  finance and accounting, one for
                                                         LAN to LAN connection) that all
                                                         consist of a large "host" site
                                                         and numerous remote sites,
                                                         currently connected by a large
                                                         number of dedicated private
                                                         lines. It is converted to ICI's
                                                         frame relay network, with a
                                                         single connection to each
                                                         location, and the multiple
                                                         networks operating over this
                                                         single connection.
                                                         A small, multi-location firm has
                                                         LANs at each location, but has
                                                         not been able to provide company-
                                                         wide email and file access,
                                                         without using dial up
                                                         connections. The establishment of
                                                         a frame relay network allows an
                                                         affordable means to interconnect
                                                         all offices, for full time access
                                                         to company-wide email and shared
                                                         files.

  Internet and Intranet Services. ICI offers access to the Internet and provides additional services that utilize the Internet via its frame relay network. Examples of these services are listed below:

  SERVICE OR FEATURE               DESCRIPTION                  TYPICAL APPLICATION
  ------------------               -----------                  -------------------
Dedicated Internet       Connection to the Internet via  An existing ICI frame relay
 Access                  ICI's frame relay network.      customer utilizes an existing
                                                         physical connection to access
                                                         other computers on the Internet,
                                                         using a "web browser."
Hosted Internet Service  ICI provides a World Wide Web   A business wishes to have a world
                         presence for a customer,        wide web presence, but lacks the
                         establishing and maintaining    expertise, computing platform,
                         the customer's web page on      and technical resources to
                         ICI's platform.                 design, implement, and maintain
                                                         their web presence. ICI provides
                                                         the turnkey service.
Intranet Service         Private equivalent of the       ICI provides a large corporation
                         Internet.                       with "private" equivalents of the
                                                         Internet, allowing secure, closed
                                                         user access to the company's
                                                         private web sites, file transfer
                                                         capabilities, etc.

  Long Distance Services. The origination and termination of telephone calls between users in different cities or exchanges. The Company provides these services on a usage basis, utilizing its local/long distance switches its intercity network and services provided by other carriers. Examples are listed below:

  SERVICE OR FEATURE              DESCRIPTION                  TYPICAL APPLICATION
  ------------------              -----------                  -------------------
Outbound Long Distance  Completion of long distance     An ICI customer of local exchange
                        calls originated by ICI         services makes a "1+" call,
                        customers.                      domestic or international, which
                                                        is processed and delivered to its
                                                        destination by the ICI network as
                                                        part of an integrated local/long
                                                        distance service package.
Inbound Long Distance   "800" or "888" number service.  An ICI customer receives "toll free" calls, handled over ICI-
                                                        provided dedicated lines to the
                                                        customer, or over the customer's
                                                        ICI local exchange service lines.
Calling Card            Nationwide long distance        An ICI customer dials a
                        calling without cash.           nationwide 800 number, and
                                                        completes a long distance call
                                                        using the ICI calling card;
                                                        billing is aggregated with the
                                                        customer's other services.

  Private Line Services. Dedicated channels connecting discreet end points. These non-switched services can be provided to two locations within the same city, or between locations in different cities (interexchange private lines). Examples are listed below:

   SERVICE OR FEATURE               DESCRIPTION                  TYPICAL APPLICATION
   ------------------               -----------                  -------------------
Special Access            An intra-city private line that An IXC customer of ICI orders a
                          connects a customer to an IXC   special access circuit to one of
                          for the purpose of delivering   its customers in an ICI city.
                          long distance calls to the
                          IXC--does not carry local
                          traffic.
Interexchange Private     An inter-city private line, for An ICI customer needs a 1.544
 Line                     voice or data, of a fixed       Mbps connection between two
                          bandwidth, connecting to two    computers in Miami and Boston.
                          locations of the same customer. The full 1.544 Mbps is used constantly.
IXC End Office Transport  Connecting an IXC to the End    An IXC customer of ICI needs
                          Office of an ILEC or CLEC.      circuits to the end office of a
                                                          LEC, to allow the IXC's customers
                                                          to obtain "1+" long distance
                                                          dialing from that IXC.

  Integration Services. Provision and custom configuration of network devices, normally located at the customer's location, which may include any special engineering, installation, or service function provided by ICI. Examples are listed below:

SERVICE OR FEATURE            DESCRIPTION                  TYPICAL APPLICATION
------------------            -----------                  -------------------
CPE Integration     Provision, configuration,       ICI designs a router-based data
                    installation, and monitoring of network for a customer, procures, specialized telecom equipment.  configures, installs and
                                                    maintains both hardware and
                                                    software for the customer,
                                                    packaged into a single service
                                                    invoice.
Campus LAN          Construction of a private fiber ICI designs, constructs and
                    network.                        optionally monitors a private
                                                    fiber "loop" built on a campus of
                                                    buildings.
Design Service      Provision of engineering        ICI provides hardware and
                    services in support of a        software engineering services to
                    customer application.           support a customer's Internet
                                                    "web" site.

  The following table sets forth the Company's estimates, based upon an analysis of industry sources including industry projections, and FCC data, of the market size nationally of the services described above. Only a limited amount of direct information is currently available and therefore a significant portion of the information set forth below is based upon estimates and assumptions made by the Company. The Company believes that its estimates are based upon reliable information and that its assumptions are reasonable. There can be no assurance, however, that the estimates will not vary from the actual market data and that these variances will not be substantial.

                                                       UNITED STATES COMPETITIVE
                                                       TELECOMMUNICATIONS MARKET
                                                              OPPORTUNITY
                                                        1996 COMPANY ESTIMATES
                                                         (DOLLARS IN MILLIONS)
                                                       -------------------------
Local Network Services
  Special Access and Private Line Services............         $  7,800
  Switched Access Services............................           19,700
  Local Exchange Services(1)..........................           47,200
  Other(2)............................................           23,800
                                                               --------
    Total Local Network Services......................           98,500
                                                               --------
Enhanced Data Services................................            1,300
Interexchange Services................................           65,200
                                                               --------
    Total Additional Services.........................           66,500
                                                               --------
      Total Market Size...............................         $165,000
                                                               ========

--------
(1) The Company is currently permitted to offer these services in Florida, Alabama, Washington, D.C., Georgia, Illinois, Iowa, Kentucky, Maryland, Mississippi, New York, North Carolina, South Carolina, Tennessee and Massachusetts and has applied for certification to offer these services in 22 additional states.
(2) Other includes revenue from pay phones, billing services and intraLATA calling services.

  The market sizes set forth in the above table are not intended to provide an indication of the Company's total addressable market or the revenue potential for the Company's services. ICI has obtained all certifications necessary to permit the Company to provide local exchange service in 13 states and the District of Columbia and is in the process of obtaining the necessary certifications in 22 other states where the Company operates or plans to operate. In addition, the Company's ability to offer services in its territory is limited by the size and coverage of the Company's networks and competitive factors. The Company derives its addressable market estimates by multiplying the total national market size estimated above by the percentage of the population (as derived from U.S. Census Bureau information) residing in the Company's market areas. This estimate assumes that per capita telecommunications services usage is the same in various regions of the United States. The Company estimates that its 1997 addressable market, computed under this methodology, is approximately $34 billion.

  ICI's services generally fall into three categories: (i) local network services, which include local exchange services, special and switched access services and local private line services, (ii) enhanced data services, which include frame relay based data transport, ATM and Internet and Intranet services and (iii) interexchange (long distance) services.

  The Company's local network services consist of local private line services, which the Company has been offering since 1987, and local exchange service, which the Company began offering in 1996. The Company provides customers local private line services either by building network facilities or leasing extended network facilities to the customer's premises. In the markets where the Company has digital, fiber optic networks, the addition of local exchange services allows the Company to increase its revenue generating product mix without having to acquire additional transport facilities and allows a more integrated service to be offered to the customer. The initial circuit used to reach the customer establishes a platform that can be utilized to offer additional services. Due to the significant bandwidth inherent in fiber optic cable, a single connection can support a large number of service types and a large number of customers.

  The Company has built its base of local network service customers by offering highly reliable, high quality services that compete primarily with the ILECs. In 1996, local network services accounted for approximately 13% (or approximately $13.5 million) of the Company's total revenues. The Company believes that the market for these services will grow through the introduction of local exchange services, expansion of networks within existing markets, addition of new markets, and increased penetration of existing customers through provision of new incremental services.

  Enhanced data services consist of interexchange data networks utilizing frame relay technology and application services, such as Internet, which utilize the frame relay network. Enhanced data services enable customers to economically and securely transmit large volumes of data typically sent in large bursts from one site to another. Previously, customers had to utilize low speed dedicated private lines or dial up circuits for interconnecting remote LANs and other customer locations. These methods had numerous disadvantages including (i) low transmission speeds, (ii) systems that required the utilization of complementary protocols and line speeds which significantly increased the cost of implementing networks, (iii) limited security, placing customers' entire networks at risk to tampering from outside sources and (iv) high costs due to the necessity to pay for a full time dedicated line despite infrequent use. Enhanced data services are utilized for LAN interconnection, remote site, point of sale and branch office communications solutions.

  The typical ICI customer for enhanced data services has multiple business locations and requires communication for one or more data applications among these locations. The customer may also have a number of locations served by ICI's fiber optic networks; however, provision of enhanced data services is not dependent on the provision of local network services at any specific location. All of the customers' locations, whether domestic or international, are monitored by the Company and can be served through the Company's own operations or through the use of partner networks (e.g., UniSPAN(C)).

  As a consequence of a significantly increased volume of traffic and number of Internet customers connected to ICI's network, many of these customers connect to other users or Internet hosts without ever leaving ICI's network. Over 100 ISPs utilize ICI's network for access to their customers and other Internet sites.

  In 1996, the Company's enhanced data services accounted for approximately 31% of the Company's total revenue. The market for enhanced data services, according to industry sources, is expected to grow from $1.3 billion in 1996 to $2.7 billion in 1999. There can be no assurance, however, that such market growth will be realized or that the assumptions underlying such projections are reliable.

  Long distance services have been offered by the Company since December 1994. Long distance services include inbound (800) service, outbound service and calling card telephone service. The Company currently provides interLATA long distance services in 41 states, interstate long distance services nationwide and international termination worldwide.

  The Company's integration services are applicable to all three categories of service described above and are made available to end user and carrier customers. A team of sales professionals and engineers develop specialized solutions for a customer's specific telecommunications needs. Some of these integration services include the sale, configuration and installation of third party equipment to handle certain telecommunications and monitoring functions and the development of private networks. The Company believes that such services increase the level of linkage between the Company's and the customer's operations thereby increasing the customer's reliance on the Company.

  The Company plans to continue to expand its domestic geographic reach by acquiring and integrating high quality, value added companies. In addition, the Company, through the pursuit of strategic alliances, plans to expand its ability to originate and terminate voice and data traffic in certain Latin American markets beyond those recently established in Panama, Columbia, Puerto Rico, Chile and Costa Rica. ICI believes these markets are important to its business because, not only is there a significant community of interest between many of these countries and certain key cities in ICI's service territory as a result of the large Spanish speaking populations in these cities, but there are also a number of businesses that have operations in both Latin America and in the Company's southeastern markets.

SALES, MARKETING AND SERVICE DELIVERY

  ICI's marketing activities are primarily directed to business and government customers with a presence in the Company's service territory. The Company's customers include large corporations, financial services companies, government departments and agencies, and academic, scientific and other major institutions as well as small and medium sized businesses and IXCs.

  The Company's sales and marketing approach is to build long-term business relationships with its customers, with the intent of becoming the single source provider of all of their telecommunications services. In an effort to leverage its recent success in obtaining government contracts, the Company has created a sales group whose focus is the marketing of ICI's telecommunications services to government departments and agencies. The Company has also established a sales group that focuses exclusively on obtaining building entry agreements with owners of multiple office building complexes. The ICI sales force includes specialized professionals who focus on sales to retail, wholesale and alternate channel (agents and value added resellers) consumers of the Company's telecommunications services. The Company's sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and other networking alliances, including customer demand information from certain IXCs.

  Enhanced data services, like all other ICI services, are sold through the Company's existing sales force, supported by sales engineers, and often in cooperation with agents and value added resellers (independent providers of communications hardware to customers) and other business associates. This approach enables the Company to (i) emphasize the applications solutions aspects of enhanced data services and (ii) utilize the expertise and resources of other vendors. The Company intends to continue expanding its sales and engineering support staff and other technical specialists in order to meet the growing demand for enhanced data services. Since these services are also sold to extended network customers of the Company, this sales effort offers the Company a means of expanding its network. See "--Network."

  New customer relationships are typically established by providing services from one of the three major categories (local, enhanced and long distance), then following up with additional services from the other two categories. For instance, during 1996, the Company established approximately 2,800 new customer relationships through the sale of long distance services.

  The Company's service delivery staff is primarily responsible for coordinating service and installation activities. Service delivery activities include surveying the site to assess ambient conditions and power, and space requirements, as well as coordinating installation dates and equipment delivery and testing. ICI's customer service and technical staff plans, engineers, monitors and maintains the integrity, quality and availability of the Company's networks. ICI's customer service and technical staff are available to customers 24 hours every day.

  To support all of its network based services, the Company has implemented an automated ordering, provisioning and billing system similar to that used by the ILECs. This automated system makes it easy for the Company's IXC customers to track their orders with ICI, and similarly allows ICI to track its orders with the ILECs. ICI has also implemented an integrated network management system which enhances the Company's ability to monitor, test, track trouble and dispatch repair resources. This system monitors the performance of ICI's networks and services 24 hours every day.

NETWORK

  The Company has deployed its network infrastructure selecting the most economical alternative of constructing or leasing facilities or a combination thereof. The Company generally chooses to own facilities where (i) there is no fiber optic network alternative and the Company can be the incumbent network provider, (ii) ownership creates strategic value for the Company, (iii) large concentrations of telecommunications traffic are accessible, or have been secured, to justify network construction and (iv) network construction can create significant barriers to entry for subsequent competitors who may wish to enter the Company's markets.

  In addition to the "build" vs. "lease" decision for network deployment, the Company also considers potential network acquisitions from time to time. The Company believes that acquisitions will generally provide it with (i) immediate access to incremental customers, (ii) reduction of network construction and implementation risks, (iii) elimination of an incumbent competitor, (iv) immediate access to additional qualified management, sales and technical personnel and (v) a network platform for the provision of incremental value added services. The Company has demonstrated such strategy with its acquisition of FiberNet, EMI and NetSolve.

  In those markets where ICI chooses to deploy broadband fiber networks, the Company's strategy is to first develop the "carrier ring" portion of its network, a high capacity network designed to be accessible to all the major long distance carriers and key ILEC central offices in the area. This portion of the network allows the Company to provide access to these long distance carriers, provide connectivity to the ILEC network for interconnection and use of unbundled ILEC network elements, and over time, to connect business and government customers to such long distance carriers. Second, the Company designs a larger "backbone ring" extending from the carrier ring, with a view toward making the network accessible to the largest concentration of telecommunications-intensive business and government customers in the area. Hubs are strategically located on the backbone rings to allow for the collection and distribution of telecommunications traffic onto and off the backbone ring. Third, the Company concentrates its sales and marketing efforts on adding business and government customers located on or very near its backbone network and hub locations. Once ICI determines that there is sufficient customer demand in a particular area, it extends "distribution rings" from the backbone ring to reach specific business customers in that area. The Company's emphasis is on the building and expansion of these city-based networks to reach end user customers in buildings or office parks with substantial telecommunications opportunity. The establishment of a "franchise point" at a customer's location is a key strategic design element of these networks.

  ICI's city-based networks are comprised of fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment (e.g. frame relay and ATM), transmission equipment and associated wiring and equipment. By virtue of its state-of-the-art equipment and ring-like architecture, the Company's networks offer electronic redundancy and diverse access routing. Through automatic protection switching, if any electrical component or fiber optic strand fails, the signal is instantaneously switched to a "hot standby" component or fiber. Since network outages and transmission errors can be very disruptive and costly to long distance carriers and other customers, consistent reliability is critical to customers.

  The Company currently has fiber optic networks in service in the Orlando, Tampa, Miami, St. Petersburg, Jacksonville, and West Palm Beach, Florida, Cincinnati, Ohio, Raleigh-Durham, North Carolina, and Huntsville, Alabama metropolitan areas and one under development in St. Louis, Missouri. ICI continues to expand these networks and has identified similar network expansion opportunities in other selected markets.

  As a result of its acquisition of EMI in 1996, ICI also utilizes certain wireless technologies as a part of its provision of services. ICI owns a long-haul microwave transmission system comprising approximately 5,000 route miles in the Northeast, which is principally used for transporting digital interexchange trunking and analog video signals. Additionally, as a part of a 1995 Asset Purchase Agreement between EMI and ART, ICI has access to 38 GHz licenses in most metropolitan areas in the Northeast at the lowest rate charged by ART for such services. The Company uses this technology from time to time to connect its customers to its network, allowing rapid initiation of service.

  In addition, the Company has undertaken a significant network expansion to satisfy the demands of the Company's market driven growth in interexchange data and voice offerings. The Company has deployed resources, primarily switching equipment, to develop an extensive network to provide these services. Excess capacity on this primarily leased network can be used to provide incremental telecommunications services such as interexchange long distance services.

  The Company has recently undertaken the deployment of ATM networking technology in its intercity network, allowing the network capacity to be efficiently shared between multiple platforms. Often, the Company offers interexchange services in geographic markets where it has not deployed its own fiber optic network by leasing facilities from a variety of entities, including ILECs, utilities, IXCs, local governments, cable companies and various transit/highway authorities. In many cases, such capacity is obtained through the capital lease or purchase of "dark fiber." The combination of the Company's city-based networks and its intercity capacity comprise the seamless network platform which the Company utilizes to offer its broad array of telecommunications services to its customers. The Company also has agreements with certain third parties and the carriers in the UniSPAN(C) consortium to deliver enhanced data services nationwide or internationally through a seamless data network.

  The Company's telecommunications equipment vendors actively participate in planning and developing electronic equipment for use in ICI's networks. The Company does not believe it is dependent on any single vendor for equipment. Because the Company uses existing telecommunications technology rather than developing it, ICI's research and development expenditures are not material.

COMPETITION

  The Company faces intense competition in each of its three service categories--local services, enhanced services and long distance services.

  The Company believes that various legislative initiatives, including the recently enacted 1996 Act and certain state initiatives, will result in the removal of the remaining regulatory barriers to local exchange competition. While the Company currently competes with AT&T, MCI and others in the interexchange services market, the 1996 Act also permits the RBOCs to provide interexchange services upon meeting certain requirements described in the 1996 Act. When the RBOCs begin to provide such services, they will be in a position to offer single source service similar to that being offered by ICI. In addition, Sprint and GTE offer, and various ILECs and IXCs, including BellSouth, have announced their intent to offer, integrated telecommunication services in areas currently served by ICI. AT&T and MCI have begun to enter the local exchange services market. The Company cannot predict the number of competitors that will emerge as a result of existing and any new federal and state regulatory or legislative actions. Competition from integrated telecommunications services provided by the RBOCs, AT&T, MCI, Sprint, WorldCom and others could have a material adverse effect on the Company's business.

  Competition in each of the service categories provided by the Company, as well as for systems integration which is common to all market segments, is discussed below.

  Local Services. In each of its geographic markets, the Company faces significant competition for the local services it offers from RBOCs and other ILECs, which currently dominate their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of ICI.

  The Company also faces competition in most markets in which it operates from one or more CLECs or ICPs operating fiber optic networks. Other local service providers have operations or are initiating operations within one or more of the Company's service areas. ICI expects WorldCom, MCI, Teleport Communications Group, Inc. ("Teleport"), and certain cable television providers, many of which are substantially larger and have substantially greater financial resources than the Company, to enter some or all of the markets that the Company presently serves. At least two of these competitors, WorldCom and Teleport, have entered or announced plans to enter a number of ICI's service areas. ICI also understands that other entities have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by ICI.

  In addition, a continuing trend toward consolidation and strategic alliances within the telecommunications industry could result in significant new competition for the Company. AT&T and MCI have begun to enter the local services market. Other potential competitors of the Company include utility companies, long distance carriers, wireless telephone systems and private networks built by individual business customers. The Company cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

  Competition in all of the Company's geographic market areas is based on quality, reliability, customer service and responsiveness, service features and price. The Company has kept its prices at levels competitive with those of the ILECs while providing, in the opinion of the Company, a higher level of service and responsiveness to its customers.

  Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. The ILECs have continued to lower rates, resulting in downward pressure on certain dedicated and switched access transport rates. This price erosion has decreased operating margins for these services. However, the Company believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through interconnection co-carrier agreements and the opening of local exchange service to competition. In addition, the Company believes that lower rates for dedicated access will benefit other services offered by the Company.

  Enhanced Data Services. The Company faces competition in its enhanced data services business from ILECs, IXCs, VSAT providers and others. Many of the Company's existing and potential competitors have financial and other resources significantly greater than those of the Company.

  The Company competes with the larger IXCs on the basis of service responsiveness, rapid response to technology and service trends, and a regional focus borne of early market successes. All of the major IXCs, including AT&T, MCI, Sprint and WorldCom offer frame relay services and several of the major IXCs have announced plans to provide Internet services. The Company believes it competes favorably with these providers in its markets, based on the features and functions of its services, the high density of its networks, relatively greater experience and in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

  The Company also competes with VSAT services on the basis of price and data capacity. The Company believes that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT to compete with the frame relay services provided by the Company.

  Many of the ILECs now offer services similar to ICI's enhanced data services, but offer them only on an intraLATA basis. While the ILECs generally cannot interconnect their frame relay networks with each other, ICI has interconnected its frame relay network with those of various ILECs. As a result, ICI can use certain ILEC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. ICI expects the ILECs to aggressively expand their enhanced data services as regulatory developments permit them to deploy interLATA long distance networks. When the ILECs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by ICI. As part of its various interconnection agreements, ICI has negotiated favorable rates for unbundled ILEC frame relay service elements. The Company expects such negotiations to decrease its costs, positively impacting margins for this service.

  Interexchange Services. The Company currently competes with AT&T, MCI and others in the interexchange services market. Many of the Company's competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of ICI. In providing interexchange services, the Company focuses on quality service and economy to distinguish itself in a very competitive marketplace. ICI has built a loyal customer base by emphasizing its customer service. The additional new services that are offered as the Company implements its local exchange services should further support this position by allowing the Company to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, the Company's cost to provide these services is decreasing as it deploys more local/long distance voice switches and interexchange network facilities.

  Systems Integration. The Company faces competition in its systems integration business from equipment manufacturers, the RBOCs and other ILECs, long distance carriers and systems integrators, many of which have financial, and other resources significantly greater than those of the Company. Because the Company is not highly dependent on system integration revenues and because the Company typically provides system integration services to customers who purchase other services of the Company, ICI's systems integration competitors should not pose a significant threat to ICI's overall business.

GOVERNMENT REGULATION

  Overview. The Company's services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which ICI is unable to predict.

  Federal Regulation. The Company must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Comprehensive amendments to the Communications Act were made by the 1996 Act, which was signed into law on February 8, 1996. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the 1996 Act, it is already clear that the legislation provides the Company with both new opportunities and new challenges.

  The 1996 Act gives the FCC the authority to forebear from regulating companies if it finds that such regulation does not serve the public interest, and directs the FCC to review its regulations for continued relevance on a regular basis. As a result of this directive, a number of the regulations that historically applied to the Company have been and may continue to be eliminated in the future. While it is therefore expected that a number of regulations that were developed prior to the 1996 Act will be eliminated in time, those which still apply to the Company at present are discussed below.

  The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE and the RBOCs are classified as dominant carriers, and all other providers of domestic common carrier services, including the Company, are classified as non-dominant carriers. The 1996 Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Act, the FCC issued an order detariffing domestic interexchange services. The order requires mandatory detariffing and gives carriers such as ICI nine months to withdraw federal tariffs and move to contractual relationships with its customers. This order subsequently was stayed by a federal appeals court and it is unclear at this time whether the detariffing order will be implemented.

  The 1996 Act greatly expands the FCC's interconnection requirements on the ILECs. The 1996 Act requires the ILECs to: (i) provide physical collocation, which allows companies such as ICI and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services customers; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors;
(iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider; (v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the 1996 Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks. The FCC is charged with establishing national guidelines to implement the 1996 Act. The FCC issued its Interconnection Order on August 8, 1996, after which, six separate motions were filed with the Eighth Circuit Court of Appeals in St. Louis for a stay of the FCC's Interconnection Order. On October 15, 1996, the court stayed the pricing and "most favored nation" provisions contained in the Interconnection Order while leaving in place the structural aspects of the order. The Eighth Circuit Court is expected to render a decision by June 1997 on the merits of the FCC's interconnection rules and that decision is expected to be appealed to the United States Supreme Court.

  As part of its pro-competitive policies, the 1996 Act frees the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's interconnection regulations. BellSouth in Georgia and North Carolina and Ameritech Corporation ("Ameritech") in Michigan have asked their respective state regulatory agencies to review their applications and to recommend approval by the FCC. These RBOCs are expected to file their applications with the FCC by June 1997. The FCC is expected to scrutinize these and future applications to ensure that the interconnection requirements have been met.

  As a result of these provisions of the 1996 Act, the Company has taken the steps necessary to be a provider of local exchange services and has positioned itself as a full service, integrated telecommunications services provider. ICI has obtained local certification in 13 states and the District of Columbia and has applications pending for local certification in 22 additional states. In addition, the Company has successfully negotiated interconnection agreements that meet the interconnection provisions contained in the 1996 Act with six ILECs. At the same time, the 1996 Act also makes competitive entry more attractive to RBOCs, other ILECs, interexchange carriers and other companies, and likely will increase the level of competition that the Company faces.

  The 1996 Act also repeals the telecommunications/cable television cross-ownership prohibition which generally had prohibited ILECs from providing in-region cable television service.

  The 1996 Act's interconnection requirements also apply to interexchange carriers and all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide the Company with the ability to reduce its own access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests.

  While the 1996 Act reduces regulation to which non-dominant local exchange carriers are subject, it also reduces the level of regulation that applies to the ILECs, and increases their ability to respond quickly to competition from the Company and others. For example, in accordance with the 1996 Act, the FCC has proposed to subject the ILECs to "streamlined" tariff regulation, which greatly accelerates the time in which tariffs that change service rates take effect, and eliminates the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. The FCC initiated a proceeding on December 24, 1996 that addresses these issues and is expected to issue an order on these issues in May 1997. Similarly, the FCC has initiated a proceeding to review its price cap rules that may permit significant new pricing flexibility to ILECs. To the extent that such increased pricing flexibility is provided, the Company's ability to compete with ILECs for certain services may be adversely affected.

  The 1996 Act directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund that will provide subsidies to carriers that provide service to under-served individuals and high cost areas. These proceedings, which must be concluded in May 1997, may require the Company to contribute to the Universal Service Fund, but may also allow the Company to receive payments from the Fund if it is deemed eligible. The Company also may provide service to under-served customers in lieu of making Universal Service Fund payments. The net revenue effect of these regulations on the Company cannot be determined at this time.

  In an order released on October 18, 1995, the FCC found that the transport of frame relay service should be classified as a "basic" service. Previously, it was common practice in the industry for many carriers to consider frame relay an "enhanced" service. This decision was significant because the FCC requires that basic services be tariffed, but permits enhanced services to be offered on an off-tariff basis. As a result of the FCC's decision, all carriers that provide frame relay transport were required to include the service in their federal tariffs by May 6, 1996. The Company has included its frame relay service in its federal tariff. The "basic" and "enhanced" terminology used by the FCC is a regulatory term of art denoting the classification of services for tariffing purposes. This regulatory use of the term should not be confused with the Company's description of a class of services-frame relay, ATM and Internet services-as "enhanced" elsewhere in this document.

  State Regulation. To the extent that the Company provides intrastate service, it is subject to the jurisdiction of the relevant state public service commissions. The Company currently provides some intrastate services in 36 states and is subject to regulation by the public service commissions of those states. The Company is currently certificated (or certification is not required) in 41 states and the District of Columbia to provide toll services and is currently seeking certification in the nine remaining states. The Company is certified as a CLEC in 13 states and the District of Columbia and is currently seeking CLEC certification in 22 additional states. The Company is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions.

  The 1996 Act preempts state statutes and regulations that restrict the provision of competitive local services. As a result of this sweeping legislation, the Company will be free to provide the full range of intrastate local and long distance services in all states in which it currently operates, and any states into which it may expand. While this action greatly increases the Company's addressable customer base, it also increases the amount of competition to which the Company may be subject.

  Many of the states in which the Company operates have also enacted legislation or regulations that have permitted, or will permit, local service competition. The 1996 Act will require most of the states to modify these policies to bring them into conformity with federal standards. The 1996 Act also authorizes the states to adopt additional regulations to the extent that they do not conflict with federal standards. This aspect of the FCC's order has been challenged and is awaiting resolution in court. It is unclear at this time how the states will respond to the new federal legislation, and what additional regulations they may adopt.

  While the 1996 Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, there have been numerous procedural delays which must be resolved before the 1996 Act's policies are fully implemented. The Company continues to support efforts at the state government level to encourage competition in their markets under the federal law and to permit ICPs and CLECs to operate on the same basis and with the same rights as the ILECs. In addition, the Company has been successful in its pursuit of local certificates from state Commissions and negotiated interconnection agreements with the ILECs, which permit the Company to meet its business objectives despite the uncertain regulatory environment.

  In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate (local, toll and enhanced). Most states require the Company to list the services provided and the specific rate for each service. Under different forms of regulatory flexibility, the Company may be allowed to set price ranges for specific services, and in some cases, prices may be set on an individual customer basis. The Company is not subject to price cap or rate of return regulation in any state in which it is currently certificated to provide local exchange service.

  As the Company expands its operations into other states, it may become subject to the jurisdiction of their respective public service commissions for certain services offered by ICI. The Company does not believe that its relationship with Latin American or other international service providers currently subjects it to (or will subject it to) regulation outside the United States.

  Local Government Authorizations. The Company may be required to obtain from municipal authorities street opening and construction permits to install and expand its fiber optic networks in certain cities. In some cities, local partners or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks.

  In some of the areas where the Company provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percent of gross revenue. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Company. The 1996 Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another ICP or CLEC.

  If any of the Company's existing network agreements were terminated prior to their expiration date and the Company was forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on the Company.

  The Company also must obtain licenses to attach facilities to utility poles in order to build and expand facilities. Because utilities that are owned by cooperatives or municipalities are not subject to federal pole attachment regulation, there is no assurance that the Company will be able to obtain pole attachment from these utilities at reasonable rates, terms and conditions.

AGREEMENTS

  Interconnection Co-carrier Agreements. The Company has recently entered into interconnection co-carrier agreements with BellSouth, NYNEX, SBC, GTE, Sprint and Bell Atlantic, and is in the process of negotiating a similar agreement with Ameritech. Each of these agreements, among other things, provides for mutual and reciprocal compensation, local interconnection, resale of local exchange services, access to unbundled network elements, service provider number portability and access to operator service, directory service and 911 service, as provided for in the 1996 Act. The agreements further provide that additional terms and conditions will be set by negotiation between the parties relating to issues which arise that were not originally contemplated by the agreements. These agreements were executed within the past year and have terms ranging from two to three years.

  Network Agreements. The Company has built its digital fiber optic networks pursuant to various rights-of-way, conduit and dark fiber leases, utility pole attachment agreements and purchase arrangements (collectively, the "Network Agreements"). Substantially all of the Network Agreements (other than utility pole attachment agreements, which typically can be terminated on 90 days notice) are for a long-term and include renewal options.

  Although none of the Network Agreements are exclusive, the Company believes that conduit space, fiber availability and other physical constraints make it unlikely that the lessors under the various Network Agreements could easily make similar arrangements available to others. The Company believes that its relationships with its lessors are satisfactory. Certain of the Network Agreements require ICI to make revenue sharing payments or, in some cases, to provide a fixed price alternative or dark fiber to the lessor without an additional charge. In addition, the Company has various other performance obligations under its Network Agreements, the breach of which could result in the termination of such agreements. Further, actions by governmental regulatory bodies could, in certain instances, also result in the termination of certain Network Agreements. The cancellation of any of the material Network Agreements could materially adversely affect the Company's business in the affected metropolitan area. See "Risk Factors--Risk of Cancellation or Non-Renewal of Network Agreements, Licenses and Permits."

  Interexchange Agreements. ICI, from time to time, enters into purchase agreements with interexchange carriers for the transport and/or termination of long distance calls outside of its territory. These contracts are typically two years in duration and customarily include minimum purchase amounts.

  UniSPAN(C). In order to provide end-to-end connectivity and interoperability throughout the United States to its enhanced data services customers, ICI entered into a frame relay service agreement (the "UniSPAN Agreement") in September 1994 with EMI (since acquired by ICI), PacNet, Inc., Integrated Network Services, Inc. and MRC Telecommunications, Inc. In September 1995, Telemedia International, Inc., an international telecommunications company, became a party to the UniSPAN Agreement. Pursuant to the UniSPAN Agreement, each of the parties agreed to (i) provide frame relay services on its networks to each of the other parties, subject to available capacity and agreement as to certain terms including price and access to facilities, and (ii) use reasonable efforts to utilize the services of the other parties in the event that such party requires frame relay services in a geographic location not served by its own networks. The UniSPAN Agreement has an initial three year term with successive one year renewal periods until terminated by a majority vote of the parties. However, any party may withdraw from the agreement as of the expiration of any term by giving 60 days prior written notice thereof. Throughout the term of the UniSPAN Agreement and for one year thereafter, or for a period of one year after the withdrawal of any party, none of the parties may solicit provision of frame relay services to customers which were brought in to the UniSPAN(C) program by another party or for which frame relay services were requested by another party.

EMPLOYEES

  As of December 31, 1996, ICI employed a total of 874 full-time employees. The Company anticipates that the number of employees will increase significantly throughout 1997. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. ICI has nondisclosure agreements with all of its employees. The Company also regularly uses the services of contract technicians for the installation and maintenance of its networks. None of ICI's employees is represented by a collective bargaining agreement. ICI believes that its relations with its employees are good.

RISK FACTORS

  Limited Operations of Certain Services; History of Net Losses. The Company's business commenced in 1987. Substantially all of the Company's revenues are derived from local exchange services, enhanced data services, long distance services, integration services and certain local network services. Many of these services have only recently been initiated or their availability only recently expanded in new market areas. The Company is expecting to substantially increase the size of its operations in the near future. Given the Company's limited operating history, there is no assurance that it will be able to compete successfully in the telecommunications business.

  The development of the Company's business and the expansion of its networks require significant capital, operational and administrative expenditures, a substantial portion of which are incurred before the realization of revenues. These capital expenditures will result in negative cash flow until an adequate customer base is established. Although its revenues have increased in each of the last three years, ICI has incurred significant increases in expenses associated with the installation of local/long distance voice switches and expansion of its fiber optic networks, services and customer base. ICI reported net losses of approximately $3.1 million, $20.7 million and $57.2 million for the years ended December 31, 1994, 1995 and 1996, respectively. The Company anticipates having a significant net loss in 1997 that is expected to be substantially greater than the loss in 1996 and expects net losses to continue for the next several years. In addition, the Company expects to have negative EBITDA in 1997. There can be no assurance that ICI will achieve or sustain profitability or positive EBITDA in the future.

  Significant Capital Requirements and Need for Additional
Financing. Expansion of the Company's existing networks and services and the development of new networks and services require significant capital expenditures. ICI expects to fund its capital requirements through existing resources, joint ventures, debt or equity financing, and internally generated funds. The Company expects that to continue to expand its business will require raising substantial additional equity and/or debt capital after 1998. The Company's outstanding debt instruments do not permit the incurrence of an amount of indebtedness sufficient to fund its anticipated future capital requirements. Accordingly, the Company will need to obtain waivers or consents from its debtholders or raise equity capital. There can be no assurance, however, that ICI will be successful in raising sufficient debt or equity capital on terms that it will consider acceptable. In addition, the Company's future capital requirements will depend upon a number of factors, including marketing expenses, staffing levels and customer growth, as well as other factors that are not within the Company's control, such as competitive conditions, government regulation and capital costs. Failure to generate sufficient funds may require ICI to delay or abandon some of its foreign expansion or expenditure, which would have a material adverse effect on its growth and its ability to compete in the telecommunications industry.

  Expansion Risk. The Company is experiencing a period of rapid expansion which management expects will increase in the near future. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have a material adverse effect on its business.

  A portion of the Company's expansion may occur through acquisitions as an alternative to direct investments in the assets required to implement the expansion. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that the Company's future acquisitions, if any, will be successful or will not impair the Company's ability to service its outstanding obligations.

  Risks of Implementation; Need to Obtain Permits and Rights of Way. The Company is continuing to expand its existing networks. The Company has identified other expansion opportunities in the eastern half of the United States and is currently extending the reach of its networks to pursue such opportunities. There can be no assurance that the Company will be able to expand its existing networks or construct or acquire new networks as currently planned on a timely basis. The expansion of the Company's existing networks and its construction or acquisition of new networks will be dependent, among other things, on its ability to acquire rights-of-way and any required permits on satisfactory terms and conditions and on its ability to finance such expansion, acquisition and construction. In addition, the Company may require pole attachment agreements with utilities and ILECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained or obtainable on reasonable terms. These factors and others could adversely affect the expansion of the Company's customer base on its existing networks and commencement of operations on new networks. If the Company is not able to expand, acquire or construct its networks in accordance with its plans, the growth of its business would be materially adversely affected.

  Competition. In each of its markets, the Company faces significant competition for the local network services, including local exchange services, it offers from ILECs, which currently dominate their local telecommunications markets. ILECs have long-standing relationships with their customers which relationships may create competitive barriers. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. The Company also faces competition in most markets in which it operates from one or more ICPs and CLECs operating fiber optic networks. In addition, the Company faces competition in its network systems integration business from equipment manufacturers, the RBOCs and other ILECs, long distance carriers and systems integrators, and in its enhance data services business from local telephone companies, long distance carriers, very small aperture terminal ("VSAT") providers and others. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company.

  The Company believes that various legislative initiatives, including the recently enacted 1996 Act, have removed remaining legislative barriers to local exchange competition. Nevertheless, in light of the passage of the 1996 Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of ICPs and CLECs, including the Company, could be materially adversely affected. In addition, while the Company currently competes with AT&T, MCI and others in the interexchange services market, the recent federal legislation permits the RBOCs to provide interexchange services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to that being offered by ICI. In addition, AT&T and MCI have entered and other interexchange carriers have announced their intent to enter into the local exchange services market, which is facilitated by the 1996 Act's resale and unbundled network element provisions. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to interexchange services or from AT&T, MCI or others with respect to local exchange services could have a material adverse effect on the Company's business.

  Regulation. The Company is subject to varying degrees of federal, state and local regulation. The Company is not currently subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. Further, the FCC has issued an order holding that non-dominant carriers, such as the Company, are not required to file interstate tariffs for domestic long distance service on an ongoing basis. That order has been stayed by a federal appeals court and it is not clear at this time whether the detariffing order will be implemented. Until further action is taken by the court, the Company will continue to maintain tariffs for these services. The FCC also requires the Company to file interstate tariffs on an ongoing basis for international traffic and access services. The Company is generally subject to certification and tariff or price list filing requirements for intrastate services by state regulators. Although passage of the 1996 Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In addition, although the 1996 Act provides incentives to the ILECs that are subsidiaries of RBOCs to enter the long distance service market by requiring ILECs to negotiate interconnection agreements with local competitors, there can be no assurance that these ILECs will negotiate quickly with competitors such as the Company for the required interconnection of the competitor's networks with those of the ILECs.

  Potential Diminishing Rate of Growth. During the period from 1994 to 1996, the Company's revenues have grown at a compound annual growth rate of 169%. While the Company expects to continue to grow, as its size increases it is likely that its rate of growth will diminish.

  Risk of New Service Acceptance by Customers. The Company has recently introduced a number of services, primarily local exchange services, that the Company believes are important to its long-term growth. The success of these services will be dependent upon, among other things, the willingness of customers to accept the Company as the provider of such new telecommunications technology. No assurance can be given that such acceptance will occur; the lack of such acceptance could have a material adverse effect on the Company.

  Rapid Technological Changes. The telecommunications industry is subject to rapid and significant changes in technology. While ICI believes that, for the foreseeable future, these changes will neither materially affect the continued use of its fiber optic networks nor materially hinder its ability to acquire necessary technologies, the effect on the business of ICI of technological changes such as changes relating to emerging wireline and wireless transmission technologies, including software protocols, cannot be predicted.

  Dependence on Key Personnel. The Company's business is managed by a small number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. The Company believes that its future success will depend in large part on its continued ability to attract and attain highly skilled and qualified personnel. None of the Company's key executives, other than David C. Ruberg, President, Chief Executive Officer and Chairman of the Board, is a party to a long-term employment agreement with the Company.

  Risk of Cancellation or Non-Renewal of Network Agreements, Licenses and Permits. The Company has lease and/or purchase agreements for rights-of-way, utility pole attachments, conduit and dark fiber for its fiber optic networks. Although the Company does not believe that any of these agreements will be cancelled in the near future, cancellation or non-renewal of certain of such agreements could materially adversely affect the Company's business in the affected metropolitan area. In addition, the Company has certain licenses and permits from local government authorities. The 1996 Act requires that local government authorities treat telecommunications carriers in a competitively neutral, non-discriminatory manner, and that most utilities, including most ILECs and electric companies, afford alternative carriers access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions. There can be no assurance that the Company will be able to maintain its existing franchises, permits and rights or will be able to obtain and maintain the other franchises, permits and rights needed to implement its strategy on acceptable terms.

  Dependence on Business from IXCs. For the year ended December 31, 1996, approximately 10% of the Company's consolidated revenues were attributable to access services provided to IXCs. The loss of access revenues from IXCs in general could have a material adverse effect on the Company's business. See""Business--Customer Strategy."

  In addition, the Company's growth strategy assumes increased revenues from IXCs from the deployment of local/long distance voice switches on its networks and the provision of switched access origination and termination services. There is no assurance that the IXCs will continue to increase their utilization of the Company's services, or will not reduce or cease their utilization of the Company's services, which would have a material adverse effect on the Company.

  Business Combinations; Change of Control. The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors who have expressed an interest in making an investment in or acquiring the Company and (ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of the Company's networks or services without necessarily requiring an additional investment in the Company. In addition to providing additional growth capital, management believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of, both ICI and the investor within the rapidly consolidating telecommunications industry. There can be no assurance that agreements for any of the foregoing will be reached. An investment, business combination or strategic alliance could constitute a change of control. The terms of the Company's Existing Senior Notes (as defined) and Series A Preferred Stock (as defined) provide that a change of control would require the Company to repay the indebtedness and redeem the Series A Preferred Stock outstanding under such instruments. If a change of control does occur, there is no assurance that the

Company would have sufficient funds to make such repayments and redemption or could obtain any additional debt or equity financing that could be necessary in order to repay the Existing Senior Notes (as defined) and to redeem the Series A Preferred Stock.

  Forward Looking Statements. The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's plans to expand its existing networks or to build and acquire networks in new areas, the market opportunity presented by larger metropolitan areas, its anticipation of installation of switches or the provision of local exchange services and revenues from designated markets during 1997, and statements regarding development of the Company's businesses, the estimate of market sizes and addressable markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular markets where it plans to market services, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements.

  Moreover, the Company presents certain data contained herein on an annualized basis, based on quarterly or monthly data, because the Company believes that such annualized data is a standard method to present certain data in the telecommunications industry. However, actual annual results could differ materially from annualized data because annualized data does not account for factors such as seasonality, cyclicability, growth or decline. Consequently, readers should not place undue reliance on the annualized data.

ITEM 2. DESCRIPTION OF PROPERTIES

  The Company leases its principal administrative, marketing, warehouse and service development facilities in Tampa, Florida and leases other space for storage of its electronics equipment and for administrative, sales and engineering functions in other cities where the Company operates networks and/or performs sales functions. The Company believes that its properties are adequate and suitable for their intended purposes.

  As of December 31, 1996, the Company's total telecommunications and equipment in service consisted of fiber optic telecommunications equipment (53%), fiber optic cable (16%), furniture and fixtures (8%), leasehold improvements (2%) and construction in progress (21%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of the Company's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by the Company.

  Equipment additions over the past five years include gross additions to telecommunications equipment having an estimated service life of one year or more. Additions, including capital leases and excluding equipment acquired and capital leases assumed in business acquisitions, since January 1, 1992 were as follows (in thousands):

       YEAR ENDED DECEMBER 31,                                          AMOUNT
       -----------------------                                          -------
       1992........................................................... $  9,687
       1993...........................................................   10,767
       1994...........................................................   18,289
       1995...........................................................   34,873
       1996...........................................................  131,466

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

  The Company is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is listed for trading on the Nasdaq National Market under the symbol "ICIX." As of March 19, 1997, based upon 77 holders of record of the Common Stock and an estimate of the number of individual participants represented by security position listings, there are approximately 3,200 beneficial holders of the Common Stock. The approximate high and low bid prices for the Common Stock tabulated below are as reported by the Nasdaq National Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                                                 BID PRICE
                                                               -------------
       QUARTER                                                 HIGH     LOW
       -------                                                 -----    ----
       1995
         First................................................  15       11
         Second...............................................  13        8 1/2
         Third................................................  17 1/2   10 1/2
         Fourth...............................................  17 1/2   11
       1996
         First................................................  19 3/4   13 7/8
         Second...............................................  38 1/2   17 3/4
         Third................................................  34 3/4   22
         Fourth...............................................  35       21

  Holders of shares of Common Stock are entitled to dividends, when and if declared by the Board of Directors, out of funds legally available therefor. ICI has never declared or paid cash dividends on its Common Stock. ICI intends to retain its earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends in the foreseeable future. In addition, the terms of (i) the Company's 13 1/2% Series B Senior Notes due 2005 (the "Senior Notes"), (ii) the Company's 12 1/2% Senior Discount Notes due 2006 (the "Discount Notes" and together with the Senior Notes, the "Existing Senior Notes") and (iii) the Company's Series A Preferred Stock restrict the payment of dividends. When such restrictions no longer exist, the decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and capital requirements, business conditions and other factors. The payment of dividends on the Common Stock is also subject to the preference applicable to the outstanding shares of the Company's Series A Preferred Stock and to the preference that may be applicable to any additional outstanding shares of the Company's Preferred Stock.

  On June 28, 1996, ICI purchased EMI's telecommunications division in exchange for 937,500 newly and validly issued, fully paid and nonassessable shares of Common Stock (the "EMI Shares"), issued by ICI to Newhouse, the parent corporation of EMI. The number of EMI Shares payable to Newhouse was based upon a purchase price of $15,000,000 divided by the average trading price per share of the Common Stock during the twenty-one day period ending on February 14, 1996 (which was equal to $16.00). As of June 28, 1996, the closing date of acquisition, the EMI Shares were valued at approximately $16.9 million. The EMI Shares were transferred to Newhouse pursuant to an exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Prior to the issuance of the EMI Shares, Newhouse represented to ICI, among other things, that: (i) it is acquiring the EMI Shares for its own account for investment and without any view to any distribution thereof; (ii) it understands that it must bear the economic risk of its investment in the EMI Shares for an indefinite period of time; and
(iii) it is aware of the Company's business affairs and financial condition and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the EMI Shares.

  On December 6, 1996, the Company acquired certain assets of UTT for a purchase price of $2.9 million, including assumed liabilities and 31,380 unregistered shares of Common Stock (the "UTT Shares"). The UTT Shares were issued by ICI to UTT pursuant to an exemption from registration provided for under Section 4(2) of the Act. Prior to the issuance of the UTT Shares, UTT represented to ICI, among other things, that: (i) it is acquiring the UTT Shares for its own account for investment purposes and without any view to distribution of thereof; (ii) it understands that it must bear the economic risk of its investment in the UTT Shares for an indefinite period of time; and
(iii) it is aware of the Company's business affairs and financial condition and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the UTT Shares.

  On March 7, 1997, ICI consummated a private placement (the "Private Placement") of 30,000 shares of its 13 1/2% Series A Redeemable Exchangeable Preferred Stock due 2009, liquidation preference $10,000 per share (the "Series A Preferred Stock"), to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Act")) (the "Purchasers") to generate gross proceeds to the Company of $300,000,000, including an aggregate of $11,125,000 of underwriting discounts and commissions. The shares of Series A Preferred Stock were issued to the Purchasers pursuant to an exemption from registration provided by Rule 144A under the Act. In connection with the Private Placement, the Purchasers and the Company entered into a Registration Rights Agreements, whereby the Company agreed to file a registration statement with respect to an offer to exchange the Series A Preferred Stock for a new issue of preferred stock of the Company registered under the Act, with terms substantially identical to those of the Series A Preferred Stock. Each of the Purchasers represented to the Company, among other things, that it is a qualified institutional buyer and is aware that the sale to it is being made in reliance on Rule 144A, and that it is acquiring the Series A Preferred Stock for its own account or for the account of another qualified institutional buyer.

ITEM 6. SELECTED FINANCIAL AND OTHER OPERATING DATA

  The selected financial data and balance sheet data presented below as of and for the five years in the period ended December 31, 1996 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

  The operating results of EMI are included in the Company's consolidated operating results commencing July 1, 1996. The operating results of UTT and NetSolve are included in the Company's consolidated operating results commencing December 1, 1996. The pro forma operating information gives effect to the EMI, UTT and NetSolve acquisitions as if they occurred on January 1, 1996. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the Notes thereto, included elsewhere in this report.

         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

                                                                         PRO FORMA(1)
                                   YEAR ENDED DECEMBER 31,                YEAR ENDED
                          ---------------------------------------------  DECEMBER 31,
                           1992     1993     1994      1995      1996        1996
                          -------  -------  -------  --------  --------  ------------
SELECTED FINANCIAL DATA:
 Revenue................  $ 7,030  $ 8,292  $14,272  $ 38,631  $103,397    $152,071
 Expenses
 Facilities
  administration and
  maintenance and line
  costs.................    1,760    2,843    5,396    22,989    81,105     121,803
 Selling, general and
  administrative........    2,607    3,893    6,412    14,993    36,610      40,663
 Depreciation and
  amortization..........    2,190    3,020    5,132    10,196    19,836      23,022
                          -------  -------  -------  --------  --------    --------
                            6,557    9,756   16,940    48,178   137,551     185,488
                          -------  -------  -------  --------  --------    --------
 Operating income
  (loss)................      473   (1,464)  (2,668)   (9,547)  (34,154)    (33,417)
 Other income (expense)
  Interest expense......   (1,031)    (844)  (1,218)  (13,767)  (35,213)    (35,213)
  Interest and other
   income...............      323      234      819     4,060    12,168      11,428
  Income tax benefit....      --       --       --         97       --          --
                          -------  -------  -------  --------  --------    --------
  Loss before
   extraordinary item...     (235)  (2,074)  (3,067)  (19,157)  (57,199)    (57,202)
  Extraordinary loss on
   early extinguishment
   of debt..............      --       --       --     (1,592)      --          --
                          -------  -------  -------  --------  --------    --------
 Net loss...............  $  (235) $(2,074) $(3,067) $(20,749) $(57,199)   $(57,202)
                          =======  =======  =======  ========  ========    ========
 Net loss per share:(2)
  Loss before
   extraordinary item...  $  (.10) $  (.29) $  (.34) $  (1.91) $  (4.08)   $  (3.94)
  Extraordinary loss....      --       --       --       (.16)      --          --
                          -------  -------  -------  --------  --------    --------
  Net loss..............  $  (.10) $  (.29) $  (.34) $  (2.07) $  (4.08)   $  (3.94)
                          =======  =======  =======  ========  ========    ========
 Weighted average number
  of shares
  outstanding...........    4,797    7,077    8,956    10,036    14,018      14,518

                                                                   PRO FORMA(1)
                                  YEAR ENDED DECEMBER 31,           YEAR ENDED
                          ---------------------------------------  DECEMBER 31,
                           1992   1993    1994    1995     1996        1996
                          ------ ------- ------- ------- --------  ------------
OTHER DATA:
 Earnings before
  interest, income taxes,
  depreciation and
  amortization
  ("EBITDA")(3).......... $2,663 $ 1,556 $ 2,464 $   649 $(14,318)  $ (10,395)
 Capital expenditures,
  including acquisitions
  of businesses, net of
  cash acquired.......... $8,818 $10,486 $13,731 $31,915 $143,615    $146,679

                                                      DECEMBER 31,
                                          -------------------------------------
                                           1992   1993    1994    1995    1996
                                          ------ ------- ------- ------- ------
NETWORK DATA:(4)
 Buildings connected.....................    161     234     293     380    487
 Route miles.............................    240     335     378     504    655
 Fiber miles.............................  6,184  10,239  11,227  17,128 24,122
 Number of city-based networks in serv-
  ice....................................      4       5       6       9      9
ENHANCED DATA SERVICES:(4)
 Nodes(5)................................    --      100     900   2,300  9,500
 Cities(6)...............................    --       37     336     600  2,200
 Switches................................    --        4      12      31     89
EMPLOYEES(4).............................     49      58     146     287    874

                                                    DECEMBER 31,
                                      -----------------------------------------
                                       1992    1993    1994     1995     1996
                                      ------- ------- ------- -------- --------
BALANCE SHEET DATA:
 Cash and cash equivalents(7)........ $ 1,775 $27,954 $10,208 $ 50,997 $189,546
 Working capital(8)..................   8,999  25,712   9,588   70,353  206,029
 Total assets........................  36,174  61,219  74,086  216,018  512,940
 Long-term obligations and redeemable
  preferred stock (including current
  maturities)........................  11,742  11,614  16,527  165,545  358,508
 Total stockholders' equity..........  21,257  45,987  52,033   40,254  114,230

-------
 1. The pro forma operating information gives effect to the EMI, UTT and NetSolve acquisitions, which occurred effective June 30, 1996, December 1, 1996 and December 1, 1996, respectively, as if they occurred on January 1, 1996.
 2. Net loss per share in 1992 has been increased to reflect preferred stock dividends.
 3. EBITDA consists of earnings before interest, income taxes, depreciation and amortization. In addition, 1995 EBITDA excludes an extraordinary charge of $1,592 related to the early extinguishment of debt. EBITDA is provided in the Summary of Financial and Other Operating Data since it is a measure commonly used in the telecommunications industry to measure operating performance, asset value and financial leverage. It is presented to enhance the reader's understanding of the Company's operating results and is not intended to present cash flow for the periods presented. See the Consolidated Statements of Cash Flows included in the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

 4. Amounts as reflected in the table are based upon information contained in the Company's operating records.
 5. Amount represents an individual point of origin and termination of data served by the Company's enhanced network. In the opinion of management of the Company, all node numbers are appropriate.
 6. Represents the number of discrete postal cities to which enhanced data services are provided by the Company.
 7. Cash and cash equivalents excludes investments of $20,954 and $26,675 in 1995 and 1996, respectively, restricted under the terms of various notes and other agreements.
 8. Working capital includes the restricted investments referred to in Note 7, above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

OVERVIEW

  Since its inception in 1987, the Company has experienced substantial growth. Building from its original base in Florida, ICI is now a provider of integrated telecommunications services to customers that have a presence in the eastern half of the United States. The Company currently has nine digital, fiber optic networks in service and one under development. In addition, the Company's frame relay network serves customers in approximately 2,200 cities and provides end-to-end connectivity throughout the United States and many international markets. As its networks and service offerings have expanded, the Company has experienced significant year to year growth in revenues and customers.

  ICI competes with the ILECs and IXCs in its service territory and offers a full range of voice and data telecommunications services. ICI's customers include a broad range of business and government end users and IXCs. The Company delivers local network services, including local exchange service, primarily over digital fiber optic telecommunications networks that it either owns or leases. In some circumstances, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. This intercity network combined with the Company's local/long distance voice switches allows the Company to provide interexchange long distance service domestically and internationally.

  At its inception, ICI provided special access and private line services to IXC's. In 1988, ICI was the first telecommunications service provider in Florida to begin providing special access and private line services to business customers. In 1991, ICI began offering integration services in response to customers' needs and in 1992, ICI introduced its first enhanced data services to provide flexible capacity and highly reliable end-to-end data service for its business and government customers. The Company began offering interexchange long distance service in December 1994, Internet services in 1995 and local exchange services in 1996. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, improve its mix of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenues over the next several years, because of ICI's ability to offer such customers integrated, cost-effective telecommunications solutions. The Company believes that during the first few years of local exchange competition, the IXCs may enter the market by becoming resellers of the Company's local services. If the IXCs pursue a reseller strategy, the amount of revenue the Company realizes from carriers may increase during this period.

  From 1992 through 1995, the Company had achieved positive EBITDA and increased its revenue base substantially. However, as a result of significant investments in resources necessary to launch local exchange services and expand enhanced data services, EBITDA decreased as a percentage of revenue and the Company's EBITDA was negative for 1996. This was due to the significant up front expenses related to the development of its networks and leased facilities, the revenue from which is expected to be realized in later periods. The development of the Company's business and the installation and expansion of its networks have resulted in substantial capital expenditures and net losses during this period of its operations. Procurement of rights-of-way, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses during its rapid expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in anticipation of new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates, but there can be no assurance, that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

PLAN OF OPERATION

  In 1997 and beyond, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $25 billion in 1996 in the Company's service territory. As a result of the Company's planned expansion in 1997, the Company expects to be positioned to provide these services in markets with a total opportunity of approximately $34 billion by the end of 1997.

  In order to develop its businesses more rapidly and efficiently utilize its capital resources, ICI plans to use the existing fiber optic infrastructure of other providers in addition to using its existing networks. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, ICI believes that its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, over time improve its EBITDA. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

REVENUE AND CUSTOMER BASE ANALYSIS

  Since the Company's founding in 1987, ICI has continually introduced new services. Due to these efforts, ICI's customer and revenue base has expanded substantially in recent years. The Company believes that the continued aggressive expansion of its enhanced data and interexchange voice services and the continued deployment of local exchange services will accelerate the diversification of the Company's customer and revenue base. The Company believes the expansion of the Company's customer base and the diversification of its revenue sources have (i) lowered the Company's reliance on any one customer, (ii) increased the total addressable market for the Company's services and (iii) reduced the Company's percentage of revenue associated with services to IXCs. The table set forth below provides an analysis of the Company's customer and revenue base.

                      REVENUE AND CUSTOMER BASE ANALYSIS

                                                                  PRO FORMA(1)
                                      YEAR ENDED DECEMBER 31,      YEAR ENDED
                                     ---------------------------  DECEMBER 31,
                                       1994     1995      1996        1996
                                     --------  -------  --------  ------------
Customer revenue:
  Non-IXCs..........................       77%      90%       90%        91%
  IXCs..............................       23       10        10          9
                                     --------  -------  --------     ------
    Total...........................      100%     100%      100%       100%
                                     ========  =======  ========     ======
Number of customers served (at end
 of period)(2)......................    8,148    9,530    14,133     14,133
Revenue sources:
  Local network services............       57%      28%       13%         9
  Enhanced data services............       16       18        31         24
  Interexchange services............        9       49        51         64
  System integration................       18        5         5          3
                                     --------  -------  --------     ------
                                          100%     100%      100%       100%
                                     ========  =======  ========     ======

--------
(1) Gives effect to the acquisitions of EMI, UTT and NetSolve as if they had occurred at the beginning of the period presented.
(2) Excludes long distance customers for whom billings during December 1996 were less than $5.00.

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of the Company and the Unaudited Pro Forma Condensed Consolidated Financial Statements expressed in percentages of revenue:

                                                                   PRO FORMA(1)
                                      YEAR ENDED DECEMBER 31,      YEAR ENDED
                                    ----------------------------   DECEMBER 31,
                                     1994      1995       1996         1996
                                    -------   -------   --------   ------------
Revenue...........................    100.0%    100.0%     100.0%     100.0%
Facilities administration and
 maintenance and line cost........     37.8      59.5       78.4       80.1
Selling, general and administra-
 tive.............................     44.9      38.8       35.4       26.7
Depreciation and amortization.....     36.0      26.4       19.2       15.1
                                    -------   -------   --------      -----
Operating loss....................    (18.7)    (24.7)    (33.0)      (21.9)
Interest expense..................     (8.5)    (35.6)    (34.1)      (23.2)
Interest and other income.........      5.7      10.5       11.8        7.5
Income tax benefit................      --        0.2        --         --
                                    -------   -------   --------      -----
Loss before extraordinary item....    (21.5)    (49.6)    (55.3)      (37.6)
Extraordinary loss on early extin-
 guishment of debt................      --       (4.1)       --         --
                                    -------   -------   --------      -----
Net loss..........................    (21.5)%   (53.7)%    (55.3)%    (37.6)%
                                    =======   =======   ========      =====

--------
(1) Gives effect to the acquisitions EMI, UTT and NetSolve as if they had occurred at the beginning of the period presented.

YEAR ENDED 1996 VS. YEAR ENDED 1995

  The Company's revenue grew from $38.6 million to $103.4 million or 168% from 1995 to 1996. Revenues in 1995 and 1996 for each of the product lines were as follows:

                                                         1995   1996  INCREASE
                                                         ----- ------ --------
   Local network services............................... $10.8 $ 13.5   $2.7
   Enhanced data services...............................   6.9   31.7   24.8
   Interexchange services...............................  18.9   53.1   34.2
   Systems integration..................................   2.0    5.1    3.1
                                                         ----- ------  -----
                                                         $38.6 $103.4  $64.8
                                                         ===== ======  =====

  The increase in revenue was derived principally from growth in the Company's local network services, enhanced data services and interexchange services. EMI contributed $27.8 million to the growth during the last six months of 1996, of which $20.5 million related to interexchange services and $7.3 million related to enhanced data services. The Company acquired the telecommunications division of EMI in June 1996. The Company's annualized monthly recurring revenue increased to $12.3 million at December 31, 1996 from $3.3 million at December 31, 1995, an increase of 273%. Monthly recurring revenue represents the monthly service charges billable to telecommunications service customers as of the last day of the period indicated and excludes nonrecurring revenues for certain one-time charges, such as installation fees or equipment sales. The increase in the level of enhanced data services was evidenced by the increase in nodes which grew approximately 313% from approximately 2,300 at December 31, 1995 to approximately 9,500 at December 31, 1996. The geographic coverage of the Company's networks also grew in 1996 primarily through the acquisitions of EMI, UTT and NetSolve and the expansion of the Company's intercity network. Monthly recurring revenue in the backlog (booked sales that have yet to be installed) at December 31, 1996 was approximately $4.8 million annualized, a 14.3% increase from the prior year. From December 31, 1995 to December 31, 1996, the number of fiber miles in the Company's networks increased from 17,128 to 24,122; route miles increased from 504 to 655; and the number of customers served by ICI increased from 9,530 to 14,133.

  Operating expenses in total increased by 186% from $48.2 million for 1995 to $137.6 million in 1996, a $89.4 million increase. Of the increase, approximately $25.9 million, $1.9 million and $.5 million were attributable to the inclusion of EMI, NetSolve and UTT operating expenses, respectively. The operating results of EMI have been included in the consolidated results since July 1, 1996. NetSolve and UTT operating results have been included in the consolidated results since December 1, 1996. The balance of the increase was consistent with the significant expansion of the Company's owned and leased networks and equipment sales to customers.

  Facilities administration and maintenance and line costs increased $58.1 million or 253% to $81.1 million in 1996 from $23.0 million in 1995. Of the increase, approximately $20.9 million, $.9 million and $.4 million were attributable to the inclusion of EMI, NetSolve and UTT operating results, respectively. In addition, increases in leased network capacity associated with the growth of local network service, enhanced data service and interexchange service revenues, increases in maintenance expense due to network expansion, payroll expense increases due to hiring additional engineering and operations staff along with increased cost of goods sold related to equipment sold to customers contributed to the change.

  Selling, general and administrative expenses increased to $36.6 million in 1996 from $15.0 million in 1995, an increase of $21.6 million or 144%. The increase in expense is primarily related to increased sales commissions as a result of increases in sales bookings, in addition to increased sales, customer service, marketing and management information systems and payroll expense along with related costs, including one-time recruitment, relocation and training expenses. Of the increase, approximately $2.7 million was attributable to the inclusion of EMI operating results. Selling, general and administrative expenses in 1996 include $.9 million of amortization of deferred compensation expense related to the Company's 1996 Long-Term Incentive Plan. Unamortized deferred compensation to be amortized into expense over approximately the next 5 years amounts to $7.6 million.

  Depreciation and amortization expense increased to $19.8 million in 1996 from $10.2 million in 1995, an increase of $9.6 million or 95%. These increases are directly related to the $149.6 million and $34.9 million of telecommunications equipment additions (including capital leases and business acquisitions) in 1996 and 1995, respectively, relating to ongoing network expansion.

  Interest expense increased to $35.2 million in 1996 from $13.8 million in 1995, an increase of $21.4 million or 156%. This increase is the result of interest expense on the May 1996 issuance of $330 million principal amount of the Company's 12 1/2% Discount Notes and the effect of a full year of interest expense on the June 1995 issuance of $160 million principal amount of the Company's 13 1/2% Senior Notes. Included in the $35.2 million of interest expense for 1996 was $14.3 million of interest on the 12 1/2% Discount Notes which was accreted into principal without a cash outlay.

  Interest and other income increased to $12.2 million in 1996 from $4.1 million in 1995, an increase of $8.1 million or 200%, resulting from interest income earned on the excess proceeds of the May 1996 issuance of $330 million principal amount of the 12 1/2% Discount Notes and the issuance of 4,674,503 shares of Common Stock, at $26.00 per share, combined with a full year of interest income earned on the excess proceeds of the June 1995 issuance of $160 million principal amount of the 13 1/2% Senior Notes.

  Extraordinary loss of $1.6 million in 1995 reflects $1.2 million in prepayment penalties related to certain indebtedness which was repaid from the proceeds of the June 1995 issuance of $160 million principal amount of 13 1/2% Senior Notes and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

  EBITDA for 1996 decreased $15.0 million in 1996 from $.6 million in 1995 to $(14.3) million in 1996. As a percentage of revenue, 1996 and 1995 EBITDA were approximately (13.8%) and 1.7%, respectively. This decline was the result of the acceleration in the deployment of ICI's capital expansion plan which significantly increased growth oriented expenses (such as increases in sales, customer service and market development costs) prior to realizing revenues associated with these expenditures.

YEAR ENDED 1995 VS. YEAR ENDED 1994

  The Company's revenue grew from $14.3 million to $38.6 million or 171% from 1994 to 1995. Revenues in 1995 and 1994 for each of the product lines were as follows:

                                                           1994  1995  INCREASE
                                                           ----- ----- --------
    Local network services................................ $ 8.2 $10.8  $ 2.6
    Enhanced data services................................   2.3   6.9    4.6
    Interexchange services................................   1.3  18.9   17.6
    Systems integration...................................   2.5   2.0   (0.5)
                                                           ----- -----  -----
                                                           $14.3 $38.6  $24.3
                                                           ===== =====  =====

  A substantial portion of the increase in revenue was derived from growth in the Company's enhanced data services and the revenues of Phone One, Inc. ("Phone One") (interexchange services) for the full year in 1995. The Company acquired all of the outstanding common stock of Phone One on December 2, 1994. Monthly recurring revenue increased to $2.9 million at December 31, 1995 from $2 million at December 31, 1994, an increase of 45%. Monthly recurring revenue represents the monthly service charges billable to telecommunications service customers as of the last day of the period indicated and excludes nonrecurring revenues for certain one-time charges, such as installation fees or equipment charges. The increase in the level of enhanced data services was evidenced by the increase in nodes which grew approximately 156% from approximately 900 at December 31, 1994 to approximately 2,300 at December 31, 1995. The geographic coverage of the Company's networks also grew in 1995 primarily through the acquisition of FiberNet USA, Inc. and FiberNet Telecommunications of Cincinnati, Inc. (collectively, "FiberNet") and the expansion of the Company's intercity network. Monthly recurring revenue in the backlog at December
31, 1995 was approximately $4.2 million annualized, an approximately 45% increase from the prior year. From December 31, 1994 to December 31, 1995, the number of fiber miles in the Company's networks increased from 11,227 to 17,128; route miles increased from 378 to 504; and the number of customers serviced by ICI (including interexchange customers) increased from 8,148 to 9,530.

  Operating expense in total increased by 184% from $16.9 million for 1994 to $48.2 million in 1995, a $31.3 million increase. Approximately $20.5 million of the increase was attributable to the inclusion of operating expenses relating to the Company's interexchange long distance services. Approximately $2.1 million of the increase was attributable to the inclusion of FiberNet's operating expenses. The operating results of FiberNet have been included in the consolidated results since March 1, 1995. The balance of the increase was consistent with the significant expansion of the Company's owned and leased networks and equipment sales to customers. As a result, the Company incurred a net loss of $20.7 million for 1995, as compared to a net loss of $3.1 million in 1994.

  Facilities administration and maintenance and line costs increased by 326% from $5.4 million in 1994 to $23.0 million in 1995, a $17.6 million increase. Approximately $13.3 million of the increase is due to inclusion of the operating results of the Company's interexchange long distance services. In addition, increases in maintenance expense due to network expansion, payroll expense due to hiring additional engineering staff and cost of goods sold related to equipment sold to customers contributed to the change.

  Selling, general, and administrative expense increased by 134% from $6.4 million in 1994 to $15.0 million in 1995, an $8.6 million increase. Approximately $5.2 million of the increase is due to the inclusion of the operating results of the Company's interexchange long distance services and $.3 million is due to the inclusion of FiberNet's operating results. The remaining change was primarily due to increases in sales commissions as a result of increases in sales bookings, accounting, marketing and management information systems staff, and increased property taxes relating to network expansion and enhancements. In addition, the Company expended additional resources by increasing the number and skill level of its sales and sales support staff. Recovery of these additional expenditures typically is recognized in future periods.

  Depreciation and amortization expense increased by 99% from $5.1 million in 1994 to $10.2 million in 1995, an increase of $5.1 million. These increases are directly related to the $34.9 million and $18.3 million of telecommunications equipment additions (including capital leases) in 1995 and 1994, respectively, relating to ongoing network expansion and increases in the amortization of intangibles associated with the acquisitions of Phone One and FiberNet.

  Interest and other income increased 396% from $0.8 million in 1994 to $4.1 million in 1995, a $3.3 million increase, as a result of interest earned on the cash available from the proceeds of the offering of the Senior Notes which were received in June 1995.

  Interest expense increased by 1029% from $1.2 million in 1994 to $13.8 million in 1995, an increase of $12.6 million. The increase is primarily due to the interest incurred on the Senior Notes.

  Extraordinary loss of $1.6 million was incurred which consisted of $1.2 million in prepayment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the Senior Notes and the write off of the unamortized deferred financing costs associated with the indebtedness repaid.

  EBITDA decreased by $1.8 million or 74% from $2.5 million in 1994 to $0.6 million in 1995. As a percent of revenue, 1995 and 1994 EBITDA were approximately 2% and 17%, respectively. This decline was the result of the inclusion of a full year of revenues and expenses relating to interexchange long distance services which have a lower operating margin than the Company's other services, the incurrence of additional growth oriented expenses (such as increases in sales and support staff and market development costs) prior to realizing revenues associated with these expenditures and the Company's introduction of switched access transport services to IXCs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were $13.7 million, $30.0 million and $131.2 million in 1994, 1995 and 1996, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the
(i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) development of the Company's enhanced data services.

  The Company has funded a substantial portion of these expenditures through the public sale of debt and equity securities and, to a lesser extent, privately placed debt. From inception through December 31, 1996, the Company has raised approximately $212.6 million from the sale of Common Stock, including Common Stock issued in connection with the acquisitions of FiberNet, Phone One, EMI and UTT, and $324.6 million from the sale of the Existing Senior Notes.

  The substantial capital investment required to build the Company's networks has resulted in negative cash flow from operations after consideration of investing activities over the last five year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of the Company's network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to expansion activities associated with the development of the Company's networks. Until sufficient cash flow after investing activities is generated from operation, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements, including the issuance of additional debt and/or equity securities.

   In response to the new pro-competitive telecommunications environment (See "Business--Government Regulation"), the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to expend substantial amounts to upgrade its existing networks in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. The Company is certified as a CLEC in 13 states and the District of Columbia, allowing the Company to provide local exchange services in those markets, and has CLEC certification applications pending in 22 states. In addition, the Company expects to expend capital toward the further development of the Company's enhanced data service and interchange service offerings.

  The Company currently estimates that it will require approximately $190 million to fund anticipated capital requirements during 1997, which it expects to fund from its available cash, including the proceeds of the Private Placement described in the next paragraph.

  On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300,000,000) of the Series A Preferred Stock in a private placement transaction. Net proceeds to the Company amounted to approximately $288,875,000. Dividends on the Series A Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Series A Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series A Preferred Stock is subject to mandatory redemption at its liquidation preference of $10,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series A Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

  The Company may, at its option, exchange some or all shares of the Series A Preferred Stock for the Company's 13 1/2% Senior Subordinated Debentures, due 2009 (the "Exchange Debentures"). The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

  The Company expects that its available cash, including proceeds from the Private Placement, will be sufficient to fund its accelerated and expanded capital deployment plan through 1998. The Company expects to require additional financing to continue its capital deployment plan beyond 1998. The Company may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. There can be no assurance as to the availability or the terms upon which such financing might be available. Moreover, the Existing Senior Notes and the Series A Preferred Stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

  The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e., investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in the Company and (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any such agreement is necessary to successfully implement its strategic plans.

IMPACT OF INFLATION

  Inflation has not had a significant impact on the Company's operations over the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements listed in Item 14(a)(1) and (2) are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders, to be held on May 22, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference from the information captioned "Executive Compensation" and "Comparative Stock Performance" to be included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference from the information captioned "Beneficial Ownership" to be included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference from the information captioned "Certain Transactions" to be included in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and
 (2)         Financial Statements and Financial Statement Schedules

  The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed under Item 8 of this
Report:

(a)         (1) Financial Statements
               Report of Independent Certified Public Accountants..............................  F-1
               Consolidated Balance Sheets at December 31, 1995 and 1996.......................  F-2
               Consolidated Statements of Operations for the years ended December 31, 1994,
               1995, and 1996..................................................................  F-3
               Consolidated Statements of Stockholders' Equity for the years ended December
               31, 1994, 1995 and 1996.........................................................  F-4
               Consolidated Statements of Cash Flows for the years ended December 31, 1994,
               1995 and 1996...................................................................  F-5
               Notes to Consolidated Financial Statements......................................  F-6
            (2) Financial Statement Schedules
               Schedule II--Valuation and Qualifying Accounts.................................. F-18


  All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (the "Commission") are not required under the instructions to Item 8 or are in applicable, and therefore have been omitted.

         (3) Exhibits

NUMBER                                         EXHIBIT
------                                         -------
2.1(a)       Acquisition agreement between the Company and Phone One International, Inc.
             dated November 9, 1994 (the "Acquisition Agreement"). Exhibit 2 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1994 filed with the Commission on November 15, 1994 is incorporated herein by reference.

2.1(b)       Amendment No. 1 to the Acquisition Agreement, dated as of December 2, 1994.
             Exhibit 2.1(b) to the Company's Current Report on Form 8-K filed with the
             Commission on December 14, 1994 (the "1994 Form 8-K") is incorporated herein by reference.

2.1(c)       Letter agreement dated December 16, 1994 between the Company and Phone One
             International, Inc. Exhibit 2.1(c) to the Company's Current Report on Form
             8-K filed with the Commission on January 27, 1995 is incorporated herein by reference.

2.2          Agreement and Plan of Merger, dated as of February 15, 1995, among the
             Company, FAC Acquisition, Inc., CAC Acquisition, Inc., FiberNet USA, Inc.,
             FiberNet Telecommunications Cincinnati, Inc., James F. Geiger, Mark A. Masi,
             Joseph A. Tortoretti, Petrocelli Industries, Inc. and Santo Petrocelli.
             Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994 is incorporated herein by reference.

2.3          Asset Purchase Agreement (the "EMI Asset Purchase Agreement") dated as of
             February 20, 1996 among EMI Communications Corp., Eastern Message, Inc.,
             Eastern Message of New Jersey, Inc., Eastern Message of Pennsylvania, Inc.,
             Eastern Message of Massachusetts, Inc., Eastern Message of Maryland, Inc.,
             Newhouse Broadcasting Corporation and Intermedia Communications of Florida,
             Inc. Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") is incorporated herein by reference.

2.3(a)       Amendment No. 1 to the EMI Asset Purchase Agreement. Exhibit 2.2 to the
             Company's Current Report on Form 8-K filed with the Commission on June 28,
             1996 is incorporated herein by reference.

3.1          Restated Certificate of Incorporation of ICI, together with all amendments thereto.

3.2          By-laws of ICI, together with all amendments thereto. Exhibit 3.2 to the
             Company's Form S-1, filed with the Commission on November 8, 1993 (No. 33-
             69053) (the "Form S-1") is incorporated herein by reference.

4.1          Registration Rights Agreement between the Company and Phone One
             International, Inc., dated December 2, 1994. Exhibit 4.1 to the 1994 Form 8-
             K is incorporated herein by reference.

4.1(a)       Amended and Restated Stockholders Agreement, dated as of June 5, 1991, among
             ICI, Robert Benton, Richard Anthony, James Burt, Mary Couture, Robert
             Hardie, Sheryl Houff, Thomas Klump, Richard Kolsby, William Miller, Daniel
             Montague, Susan Rodriguez, Barbara Samson, Harvard Southall, Bruce
             Sutcliffe, Marion Samson Joseph, APA Excelsior II, National Westminster
             Jersey Trust Co. Ltd., Custodian for APA Excelsior Venture Capital Holdings
             (Jersey) Ltd, Morgan Holland Fund L.P., MBW Venture Partners Limited
             Partnership, Michigan Investment Fund L.P. and Philip E. McCarthy, Vista III
             L.P., Kronish, Lieb, Weiner & Hellman Profit Sharing Plan and Trust F/B/O
             Ralph J. Sutcliffe, New York Life Insurance Company, and Community
             Investment Partners, L.P. (the "Stockholders Agreement"). Exhibit 4.1(a) to
             the Form S-1 is incorporated herein by reference.

4.1(b)       Amendment to Stockholders Agreement dated as of February 21, 1992. Exhibit
             4.1(b) to the Form S-1 is incorporated herein by reference.

NUMBER                                          EXHIBIT
------                                          -------
4.2          Indenture, dated as of June 2, 1995, between the Company and SunBank
             National Association, as trustee. Exhibit 4.1 to the Company's Registration
             Statement on Form S-4 filed with the Securities and Exchange Commission on
             June 20, 1995 (No. 33-93622) (the "Form S-4") is incorporated herein by reference.

4.2(a)       Amended and Restated Indenture, dated as of April 26, 1996, governing the
             Company's 13 1/2% Series B Senior Notes due 2005, between the Company and
             SunTrust Bank, Central Florida, National Association, as trustee. Exhibit
             4.1 to the Company's Current Report on Form 8-K filed with the Commission on
             April 29, 1996 is incorporated herein by reference.

4.3          Registration Rights Agreement, dated as of June 2, 1995 among the Company,
             Bear, Stearns, & Co., Inc. and Morgan Stanley & Co., as initial purchasers.
             Exhibit 4.3 to the Form S-4 is incorporated herein by reference.

4.4          Rights Agreement dated as of March 7, 1996, between Intermedia
             Communications of Florida, Inc., and Continental Stock Transfer and Trust
             Company. Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 1996 is incorporated herein by reference.

4.4(a)       Amendment to Rights Agreement, dated as of February 20, 1997 between
             Intermedia Communications Inc. and Continental Stock Transfer & Trust
             Company.

4.5          Warrant Agreement, dated as of February 18, 1988, between ICI and certain of its stockholders. Exhibit 10.16 to the Company's Form S-1 is incorporated herein by reference.

4.6          Warrant Agreement, dated as of June 5, 1991, between ICI and New York Life
             Insurance Company. Exhibit 10.17 to the Company's Form S-1 is incorporated herein by reference.

4.7          Form of Warrant Agreement, dated as of March 4, 1992, between ICI and certain of its stockholders. Exhibit 10.18 to the Company's Form S-1 is incorporated herein by reference.

4.8          Indenture, dated as of May 14, 1996, between the Company and SunTrust Bank,
             Central Florida, National Association, as trustee. Exhibit 4.1 to Amendment
             No. 1 to the Company's Registration Statement on Form S-3 (Commission File
             No. 33-34738) filed with the Commission on April 18, 1996 is incorporated herein by reference.
4.9          Certificate of Designation of the Company's 13 1/2% Series A and Series B
             Redeemable Exchangeable Preferred Stock due 2009 is contained in the
             Company's Restated Certificate of Incorporation, as amended, filed as
             Exhibit 3.1 to this report.
4.10         Registration Rights Agreeement, dated as of March 7, 1997, by and among the
             Company and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and
             Salomon Brothers Inc, as the initial purchasers.
4.11         Certificate of Designation, as amended, of the Company's Series C Preferred
             Stock is contained in the Company's Restated Certificate of Incorporation,
             as amended, filed as Exhibit 3.1 to this report.
10.1(a)      1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is incorporated herein by reference.
10.1(b)      Amendment to 1992 Stock Option Plan dated May 20, 1993. Exhibit 10.1(b) to the Form S-1 is incorporated herein by reference.
10.1(c)      Long Term Incentive Plan. Exhibit 10.1(c) to the Company's 1995 Form 10-K is
             incorporated herein by reference.
10.2         David C. Ruberg Employment Agreement, dated May 1, 1993, between David C.
             Ruberg and ICI. Exhibit 10.2 to the Company's 1995 Form 10-K is incorporated herein by reference.

NUMBER                                          EXHIBIT
------                                          -------
10.3         Sublease, dated August 28, 1995, between ICI and Pharmacy Management
             Services, Inc. for its principal executive offices located at 3625 Queen
             Palm Drive, Tampa, Florida. Exhibit 10.3 to the Company's 1995 Form 10-K is
             incorporated herein by reference.
10.4         Stock Purchase Agreement, dated as of February 18, 1988, among ICI, Marion
             Samson Joseph, Robert Benton, Barbara Samson, Bruce Sutcliffe, William
             Miller, Richard Kolsby; and National Westminster Jersey Trust Co. Ltd.,
             Custodian for APA Excelsior Venture Capital Holdings (Jersey) Ltd, APA
             Excelsior II, Morgan Holland Fund L.P., MBW Venture Partners Limited
             Partnership, Michigan Investment Fund L.P., and Philip E. McCarthy, as
             amended. Exhibit 10.11 to the Form S-1 is incorporated herein by reference.
10.5         Stock Purchase Agreement, dated as of March 18, 1988, among ICI, Marion
             Samson Joseph. Robert Benton, Barbara Samson, Bruce Sutcliffe, William
             Miller, Richard Kolsby; and Vista III L.P., Morgan Holland Fund L.P., MBW
             Venture Partners Limited Partnership, Michigan Investment Fund L.P., and
             Kronish, Lieb, Weiner & Hellman Profit Sharing Plan and Trust F/B/O Ralph J.
             Sutcliffe, as amended. Exhibit 10.12 to the Form S-1 is incorporated herein by reference.
10.6         Stock Purchase Agreement, dated as of July 18, 1989, between ICI and New
             York Life Insurance Company. Exhibit 10.13 to the Form S-1 is incorporated herein by reference.
10.7(a)      Stock Purchase Agreement, dated as of June 5, 1991, as amended (the "1991
             Stock Purchase Agreement"), among ICI, New York Life Insurance, National
             Westminster Jersey Trust Co. Ltd., Custodian for APA Excelsior Venture
             Capital Holdings (Jersey) Ltd, APA Excelsior II, Morgan Holland Fund L.P.,
             Vista III, L.P., MBW Venture Partners Limited Partnership Michigan
             Investment Fund L.P., Philip E. McCarthy, Community Investment Partners,
             L.P. and Kronish, Lieb, Weiner & Hellman Profit Sharing Plan and Trust F/B/O
             Ralph J. Sutcliffe. Exhibit 10.14(a) to the Form S-1 is incorporated herein by reference.

10.7(b)      Amendment to 1991 Stock Purchase Agreement, dated as of March 2, 1992.
             Exhibit 10.14(b) to the Form S-1 is incorporated herein by reference.
10.7(c)      Instrument of Approval, dated as of February 21, 1992, by parties to the
             1991 Stock Purchase Agreement. Exhibit 10.14(c) to the Company's Form S-1 is
             incorporated herein by reference.
10.11        401(k) Plan. Exhibit 10.20 to the Company's Form S-1 is incorporated herein by reference.
10.12        Frame Relay Service Program Agreement, dated September 12, 1994, among
             PacNet, Inc., ICI, EMI Communications Corp., Integrated Network Services,
             Inc. and MRC Telecommunications, Inc. Exhibit 10.12 to the Company's 1995
             Form 10-K is incorporated herein by reference.
11           Statement Re: Computation of Per Share Earnings.
12           Statement Re: Computation of Ratios.
21           Subsidiaries of the company.
23           Consent of Ernst & Young LLP.
(b)          Reports on Form 8-K filed in the fourth quarter of 1996: There were no reports on Form 8-K filed during the fourth quarter of 1996.

GLOSSARY

  Access Charges--The charges paid by an interexchange carrier to a LEC for the origination or termination of the IXC's customer's long distance calls.

  Access Line--A circuit that connects a telephone user (customer) to the public switched telephone network. The access line usually connects to a telephone at the customer's end.

  Access Node--A Nortel switching device, which extends the presence of the DMS-500 switch to a remote site, such as an On-Net building. The Access Node provides interfaces for line connections to the network, and provides concentration of lines back to the DMS-500 switch.

  Access Trunk--A circuit that connects a telephone user's PBX or other intelligent device to the public switched telephone network. An access trunk is designed to carry more traffic than an access line, since it is accessible to a number of users.

  ATM (Asynchronous Transfer Mode)--A modern information transfer standard that allows packetized voice and data to share a transmission circuit. ATM provides much greater efficiency than typical channelized transmission media.

  Bandwidth--The range of analog frequencies or the bit rate of digital signals that can be supported by a circuit or device. The bandwidth of a particular circuit is generally determined by the medium itself (wire, fiber optic cable, etc.) and the device that transmits the signal to the transmission medium (laser, audio amplifier, etc.)

  Bell System--The name given to the large, single entity that comprised what are today AT&T and the RBOCs, including Bell Laboratories and other subsidiaries.

  CAP (Competitive Access Provider)--A name for a category of local service provider that appeared in the late 1980's, who competed with local telephone companies by placing its own fiber optic cables in a city and sold various private line telecommunications services in direct competition to the local telephone company.

  CENTREX--A Central office based business telephone service that roughly provides the user with the same services as a PBX, without the capital investment of the PBX. Centrex services include station to station dialing (2 through 5 digits), customized long distance call handling, and user-input authorization codes.

  CLEC (Competitive Local Exchange Carrier)--A category of telephone service provider (carrier) that offers services similar to the former monopoly local telephone company, as recently allowed by changes in telecommunications law and regulation. A CLEC may also provide other types of telecommunications services (long distance, etc.)

  CLEC (Certification)--Granted by a state public service commission or public utility commission, this allows a telecommunications services provider the legal standing to offer local exchange telephone services in direct competition with the incumbent LEC and other CLECs. Such certifications are granted on a state by state basis.

  CO (Central Office)--The switching center and/or central circuit terminating facility of a local telephone company.

  Communications Act of 1934, The--The first major federal legislation that established rules for broadcast and non-broadcast communications, both wireless and wired telephony.

  Connected Building--A building that is connected to a carrier's network via a non-switched circuit that is managed and monitored by that carrier.

  Dedicated Access--A circuit that connects a customer to a carrier's network, not shared amongst multiple customers.

  Diverse Routing--A network topology that provides reliability by providing two distinct physical routes for network transmission path (fiber optic or copper cables) with the ability to quickly "switch" traffic from one route to the other, should one of the routes be rendered inoperable.

  DMS-500--A telephone switch manufactured by Nortel, that provides both local exchange switching (also known as a "class 5" switch) and a long distance switch (also known as a "class 4" switch) in a single device.

  EBITDA--Earnings Before Interest, Tax, Depreciation, and Amortization - a financial measure of cash flow

  Enhanced Data Services--Data networking services provided on a sophisticated, software managed transport and switching network, such as a frame relay or ATM data network.

  FCC (Federal Communications Commission)--The US Government organization charged with the oversight of all public communications media.

  Feature Group Circuit--A telecommunications channel that connects a LEC telephone switch with an IXC telephone switch, for the purpose of passing long distance calls between the two carriers' networks. Calls placed by dialing "1+" are routed over these circuits.

  Frame Relay--A wide area information transport technology that organizes data into units called frames, with variable bit length, designed to move information that is "bursty" in nature.

  ICP (Integrated Communications Provider)--A telecommunications carrier that provides packaged or integrated services from among a broad range of categories, including local exchange service, long distance service, enhanced data service, cable TV service, and other communications services.

  ILEC (Incumbent Local Exchange Carrier)--The local exchange carrier that was the monopoly carrier, prior to the opening of local exchange services to competition.

  ILEC Collocation--A location serving as the interface point for a CLEC's network at the point of interconnection to the ILEC. Subcollocation can be 1) physical, in which the CLEC "builds" a fiber optic network extension into the ILEC central office, or 2) virtual, in which the ILEC leases a facility, similar to that which it might build, to affect a presence in the ILEC central office.

  Interconnection (co-carrier) Agreement--A contract between an ILEC and a CLEC for the interconnection of the two's networks, for the purpose of mutual passing of traffic between the networks, allowing customers of one of the networks to call users served by the other network. These agreements set out the financial and operational aspects of such interconnection.

  Interexchange Services--Telecommunications services that are provided between two exchange areas, generally meaning between two cities. These services can be either voice or data.

  Interim Number Portability--A temporary technique that allows local exchange service customers of an ILEC to keep their existing telephone number, while moving their service to a CLEC. Their interim technique uses a central office feature called remote call forwarding. The permanent solution to number portability is to implemented over the next few years.

  ISDN (Integrated Services Digital Network)--a modern telephone technology that combines voice and data switching in an efficient manner.

  ISP (Internet Service Provider)--a recently created category of telecommunications service provider who provides access to the Internet, normally for dial access customers, by sharing communications lines and equipment.

  IXC (Interexchange Carrier)--A provider of telecommunications services that extend between exchanges, or cities. Also called long distance carrier.

  LATA (Local Access and Transport Area)--A geographic area inside of which a LEC can offer switched telecommunications services, even long distance (known as local toll). There are 161 LATAs in the continental US. The LATA boundaries were established at the Divestiture of the regional Bell operating companies.

  LEC (Local Exchange Carrier)--Any telephone service provider offering local exchange services.

  Local Exchange--An area inside of which telephone calls are generally completed without any toll, or long distance charges. Local exchange areas are defined by the state regulator of telephone services.

  Local Exchange Services--Telephone services that are provided within a local exchange. These usually refer to local calling services (dial tone services.) Business local exchange services include Centrex, access lines and trunks, and ISDN.

  POP (Point of Presence)--A location where a carrier, usually an IXC, has located transmission and terminating equipment to connect its network to the networks of other carriers, or to customers.

  RBOC (Regional Bell Operating Company)--One of the Leeks created by the Divestiture of the local exchange business by AT&T. These include BellSouth, NYNEX, Bell Atlantic, Ameritech, US West, SBC, and PacTel.

  SONET (Synchronous Optical NETwork)--A transmission technology that is used by carriers in both local and long distance telecommunications networks to provide efficient, highly reliable communications channels.

  Special Access Services--Private, non-switched connections between an IXC and a customer, for the purpose of connecting the customer's long distance calls to the IXC's network, without having to pay the LEC's access charges.

  Systems Integration--The provision of specialized skills and equipment to meet specific customer needs.

  VSAT (Very Small Aperture Terminal)--A satellite communication system that comprises small diameter (approximately 1 meter in diameter) antennae and electronics to establish a communications terminal, use mostly for data. VSAT networks compete with other, landline based networks such as private lines and frame relay.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                 INTERMEDIA COMMUNICATIONS, INC. (REGISTRANT)

                                          Company Name

                                                    /s/ David C. Ruberg
                                          By:---------------------------------
                                             DAVID C. RUBERG PRESIDENT, CHIEF
                                              EXECUTIVE OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

             SIGNATURES                        TITLE                 DATE

         /s/ David C. Ruberg           Chairman of the          March 14, 1997
-------------------------------------   Board, President
           DAVID C. RUBERG              and Chief Executive
                                        Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

          Robert M. Manning            Senior Vice              March 14, 1997
-------------------------------------   President and Chief
          ROBERT M. MANNING             Financial Officer

          Jeanne M. Walters            Controller and Chief     March 14, 1997
-------------------------------------   Accounting Officer
          JEANNE M. WALTERS

OTHER DIRECTORS:

            John C. Baker                                       March 14, 1997
-------------------------------------
            JOHN C. BAKER

           George F. Knapp                                      March 14, 1997
-------------------------------------
           GEORGE F. KNAPP

         Philip A. Campbell                                     March 14, 1997
-------------------------------------
         PHILIP A. CAMPBELL

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intermedia Communications Inc.

  We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Tampa, Florida
February 10, 1997, except for Note 13, as to which the date is March 7, 1997

                         INTERMEDIA COMMUNICATIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31
                                                    --------------------------
                                                        1995          1996
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 50,996,919  $189,545,939
  Short-term investments...........................          --      6,041,000
  Restricted investments...........................   20,954,015    26,674,831
  Accounts receivable, less allowance for doubtful
   accounts of $869,000 in 1995 and $1,346,000 in
   1996............................................    7,954,194    19,271,769
  Prepaid expenses and other current assets........    1,832,186     5,230,149
                                                    ------------  ------------
Total current assets...............................   81,737,314   246,763,688
Restricted investments.............................   30,869,001    10,481,358
Telecommunications equipment, net..................   76,169,589   203,907,013
Intangible assets, net.............................   26,986,915    48,397,317
Other assets.......................................      255,306     3,391,001
                                                    ------------  ------------
Total assets....................................... $216,018,125  $512,940,377
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  4,810,175  $ 29,895,061
  Accrued taxes....................................      285,757     1,660,279
  Accrued interest.................................    1,800,000     1,800,000
  Other accrued expenses...........................    1,575,925     3,709,951
  Advance billings.................................    1,747,081     3,137,093
  Current portion of long-term debt................      107,757        55,015
  Current portion of capital lease obligations.....    1,057,927       476,973
                                                    ------------  ------------
Total current liabilities..........................   11,384,622    40,734,372
Long-term debt.....................................  159,199,226   353,449,031
Capital lease obligations..........................    5,179,914     4,526,764
Stockholders' equity:
  Preferred stock, $1.00 par value; 500,000 and
   460,000 shares authorized in 1995 and 1996,
   respectively; no shares issued..................          --            --
  Series C preferred stock, $1.00 par value; 40,000
   shares authorized in 1996, none in 1995; no
   shares issued...................................          --            --
  Common stock, $.01 par value; 20,000,000 and
   50,000,000 shares authorized in 1995 and 1996,
   respectively; 10,359,771 and 16,285,340 shares
   issued and outstanding in 1995 and 1996,
   respectively....................................      103,597       162,853
  Additional paid-in capital.......................   74,093,476   212,810,661
  Accumulated deficit..............................  (33,942,710)  (91,141,421)
  Deferred compensation............................          --     (7,601,883)
                                                    ------------  ------------
Total stockholders' equity.........................   40,254,363   114,230,210
                                                    ------------  ------------
Total liabilities and stockholders' equity......... $216,018,125  $512,940,377
                                                    ============  ============

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31
                                        ---------------------------------------
                                           1994          1995          1996
                                        -----------  ------------  ------------
Revenues..............................  $14,272,396  $ 38,630,574  $103,396,887
Expenses:
  Facilities administration and
   maintenance and line costs.........    5,395,932    22,989,195    81,105,107
  Selling, general, and
   administrative.....................    6,412,287    14,992,458    36,609,846
  Depreciation and amortization.......    5,131,940    10,195,871    19,835,686
                                        -----------  ------------  ------------
                                         16,940,159    48,177,524   137,550,639
                                        -----------  ------------  ------------
Loss from operations..................   (2,667,763)   (9,546,950)  (34,153,752)
Other income (expense):
  Interest expense....................   (1,218,876)  (13,766,639)  (35,213,179)
  Interest and other income...........      819,260     4,060,040    12,168,220
                                        -----------  ------------  ------------
Loss before income tax benefit and ex-
 traordinary item.....................   (3,067,379)  (19,253,549)  (57,198,711)
Income tax benefit....................          --         96,952           --
                                        -----------  ------------  ------------
Loss before extraordinary item........   (3,067,379)  (19,156,597)  (57,198,711)
Extraordinary loss on early extin-
 guishment of debt....................          --     (1,592,045)          --
                                        -----------  ------------  ------------
Net loss..............................  $(3,067,379) $(20,748,642) $(57,198,711)
                                        ===========  ============  ============
Loss per share:
  Loss before extraordinary item......  $     (0.34) $      (1.91) $      (4.08)
  Extraordinary loss..................          --          (0.16)          --
                                        -----------  ------------  ------------
  Net loss per share..................  $     (0.34) $      (2.07) $      (4.08)
                                        ===========  ============  ============
Weighted average number of shares out-
 standing.............................    8,955,993    10,035,774    14,017,597
                                        ===========  ============  ============


                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK
                        --------------------   ADDITIONAL                                   TOTAL
                                                 PAID-IN     ACCUMULATED     DEFERRED    STOCKHOLDERS'
                           SHARES     AMOUNT     CAPITAL       DEFICIT     COMPENSATION     EQUITY
                         ----------  --------  ------------  ------------  ------------  -------------
Balance at January 1,
 1994...................  8,877,432  $ 88,774  $ 56,025,341  $(10,126,689) $       --    $ 45,987,426
 Issuance of shares of
  common stock for
  business combination..    740,000     7,400     8,836,100           --           --       8,843,500
 Exercise of stock
  options for 41,756
  shares of common stock
  at prices ranging from
  $6.25 to $10.63 per
  share.................     41,756       418       269,398           --           --         269,816
 Net loss...............        --        --            --     (3,067,379)         --      (3,067,379)
                         ----------  --------  ------------  ------------  -----------   ------------
Balance at December 31,
 1994...................  9,659,188    96,592    65,130,839   (13,194,068)         --      52,033,363
 Issuance of shares of
  common stock for
  business combination..    683,583     6,836     7,854,369           --           --       7,861,205
 Return and cancellation
  of escrowed shares
  issued for 1994
  business combination..    (22,357)     (224)     (279,239)          --           --        (279,463)
 Exercise of stock
  options and warrants
  for 39,357 shares of
  common stock at prices
  ranging from $4.20 to
  $12.20 per share......     39,357       393       336,307           --           --         336,700
 Issuance of detachable
  stock purchase
  warrants, net of
  issuance costs........        --        --      1,051,200           --           --       1,051,200
 Net loss...............        --        --            --    (20,748,642)         --     (20,748,642)
                         ----------  --------  ------------  ------------  -----------   ------------
Balance at December 31,
 1995................... 10,359,771   103,597    74,093,476   (33,942,710)         --      40,254,363
 Sale of common stock...  4,674,503    46,745   111,670,973           --           --     111,717,718
 Issuance of shares of
  common stock for
  business
  combinations..........    968,880     9,689    17,767,495           --           --      17,777,184
 Exercise of stock
  options and warrants
  for 82,186 shares of
  common stock at prices
  ranging from $4.20 to
  $27.06 per share......     82,186       822       706,222           --           --         707,044
 Issuance of stock
  options under long-
  term compensation
  plan..................        --        --      3,574,500           --    (3,574,500)           --
 Issuance of common
  stock under long-term
  compensation plan.....    200,000     2,000     4,997,995           --    (4,999,995)           --
 Amortization of
  deferred
  compensation..........        --        --            --            --       972,612        972,612
 Net loss...............        --        --            --    (57,198,711)         --     (57,198,711)
                         ----------  --------  ------------  ------------  -----------   ------------
Balance at December 31,
 1996................... 16,285,340  $162,853  $212,810,661  $(91,141,421) $(7,601,883)  $114,230,210
                         ==========  ========  ============  ============  ===========   ============


                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31
                                    ------------------------------------------
                                        1994          1995           1996
                                    ------------  -------------  -------------
OPERATING ACTIVITIES
Net loss..........................  $ (3,067,379) $ (20,748,642) $ (57,198,711)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization...     5,131,940     10,607,666     21,087,749
  Amortization of deferred
   compensation...................           --             --         972,612
  Accretion of interest on notes..           --             --      14,304,460
  Extraordinary loss..............           --       1,592,045            --
  Deferred tax benefit............           --         (96,952)           --
  Provision for doubtful
   accounts.......................        80,222        856,055      2,284,502
  Changes in operating assets and
   liabilities:
   Accounts receivable............    (1,273,985)    (3,442,940)   (13,150,097)
   Prepaid expenses and other
    current assets................      (741,888)      (204,824)    (1,702,353)
   Other assets...................           --         159,751       (178,009)
   Accounts payable...............      (552,512)      (591,955)    22,326,204
   Other accrued expenses and
    taxes.........................      (360,073)     1,483,878      2,107,548
   Advance billings...............       367,290        691,046      1,390,012
                                    ------------  -------------  -------------
Net cash used in operating activi-
 ties.............................      (416,385)    (9,694,872)    (7,756,083)
INVESTING ACTIVITIES
Purchase of restricted invest-
 ments............................           --     (60,952,496)    (5,250,000)
Maturities of restricted invest-
 ment.............................           --       9,179,480     19,916,827
Purchase of business, net of cash
 acquired.........................           --      (1,952,268)   (12,401,086)
Purchases of short-term invest-
 ments............................           --             --      (6,041,000)
Purchases of telecommunications
 equipment........................   (13,730,693)   (29,962,419)  (131,214,187)
Proceeds from sale of telecommuni-
 cations equipment................           --             --         624,110
Other investing activities........       201,701            --             --
                                    ------------  -------------  -------------
Net cash used in investing activi-
 ties.............................   (13,528,992)   (83,687,703)  (134,365,336)
FINANCING ACTIVITIES
Proceeds from sale of common
 stock, net of issuance costs.....           --             --     111,717,718
Exercise of stock warrants and op-
 tions............................       269,816        336,700        707,044
Payments on long-term debt........    (3,143,782)   (14,804,457)    (1,320,510)
Net proceeds from issuance of
 long-term debt and warrants......           --     153,766,848    170,862,622
Payments on capital leases........      (926,318)    (5,127,784)    (1,296,435)
                                    ------------  -------------  -------------
Net cash (used in) provided by fi-
 nancing activities...............    (3,800,284)   134,171,307    280,670,439
                                    ------------  -------------  -------------
Increase (decrease) in cash and
 cash equivalents.................   (17,745,661)    40,788,732    138,549,020
Cash and cash equivalents at be-
 ginning of year..................    27,953,848     10,208,187     50,996,919
                                    ------------  -------------  -------------
Cash and cash equivalents at end
 of year..........................  $ 10,208,187  $  50,996,919  $ 189,545,939
                                    ============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Interest paid.....................  $  1,481,679  $  12,318,014  $  23,436,882
                                    ============  =============  =============

                            See accompanying notes.

                        INTERMEDIA COMMUNICATIONS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Intermedia Communications Inc. (ICI or the Company), formerly Intermedia Communications of Florida, Inc. through May 29, 1996, is an integrated communications services provider offering a full suite of local, long-distance and enhanced data services to business and government end users. Services include data and video telecommunications services, frame relay, Internet access services, local exchange services, long-distance services and telecommunications equipment. The Company offers its full product package of telecommunications services to customers in 15 metropolitan statistical areas in the eastern half of the United States.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Intermedia Communications Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Short-Term Investments

  Short-term investments consist of certificates of deposit with maturities of more than three months when purchased and are stated at cost.

 Restricted Investments

  Restricted investments consist of U.S. Treasury Notes which are restricted for the repayment of interest on certain debt and are stated at amortized cost. Management designated these investments as held-to-maturity securities in accordance with the provisions of Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities.

 Telecommunications Equipment

  Telecommunications equipment is stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

   Telecommunications equipment...................................... 3--7 years
   Fiber optic cable.................................................   20 years
   Furniture and fixtures............................................ 5--7 years

                        INTERMEDIA COMMUNICATIONS INC.

  Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements.

 Intangible Assets

  Intangible assets are stated at cost and include purchased customer lists, deferred debt issuance costs, and goodwill. Customer lists are amortized using the straight-line method over their estimated useful lives of eight years. Goodwill is amortized using the straight-line method over periods of eight to forty years.

  As more fully discussed in Note 2, during December 1996, the Company acquired Universal Telcom, Inc. and NetSolve, Inc. in transactions accounted for using the purchase method. The excess of the respective purchase prices over the fair value of tangible net assets acquired have been preliminarily classified in the accompanying consolidated balance sheets as intangible assets. The final allocation to identifiable intangible assets is currently underway by management. The preliminary intangible assets not allocated to identifiable tangible and intangible assets will be recorded as goodwill.

  Deferred debt issuance costs relate to the issuance of debt and are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations.

 Revenue Recognition

  The Company recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenues represent revenues earned for telecommunications services provided which will be billed in the succeeding month and totaled $636,257 and $2,403,584 and as of December 31, 1995 and 1996, respectively. Unbilled revenues are included as a component of accounts receivable in the accompanying consolidated balance sheets. The Company invoices customers one month in advance for recurring services resulting in advance billings at December 31, 1995 and 1996 of $1,747,100 and $3,137,000 respectively.

 Income Taxes

  The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes for all years presented. Deferred income taxes are provided for in the consolidated financial statements and principally relate to net operating losses and basis differences for customer lists and telecommunications equipment.

 Loss Per Share

  Loss per share is based on the weighted average shares outstanding. Common stock equivalents are not considered in the Company's calculation of loss per share as all are antidilutive and would have no impact on the results.

 Concentrations of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, are primarily cash and cash equivalents and accounts receivable.

                        INTERMEDIA COMMUNICATIONS INC.

  The Company places its cash and temporary cash investments with high-quality institutions. As of December 31, 1996, cash equivalents totaling approximately $227,000,000 were held by a single financial institution. Such amounts were collateralized by government-backed securities.

  Accounts receivable are due from residential and commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and, in cases where exercise prices equal or exceed fair market value, recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, (Statement
123) which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Unaudited pro forma financial information, assuming that the Company had adopted the measurement standards of Statement 123, is included in Note 7.

RECLASSIFICATIONS

  Certain prior year investment accounts have been reclassified as restricted in order to conform with the 1996 presentation.

2. BUSINESS ACQUISITIONS

  During December 1994, the Company acquired the common stock of Phone One, Inc. in exchange for 740,000 shares of common stock of the Company, valued at approximately $8,800,000. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated based on fair values of assets acquired, principally customer lists, and liabilities assumed. The operating results of Phone One, Inc. are included in the Company's consolidated financial statements from the date of acquisition.

  During February 1995, the Company acquired FiberNet in exchange for 683,583 shares of the Company's common stock, valued at approximately $7,800,000, the assumption of approximately $5,000,000 in liabilities and a note payable of $1,200,000 which was paid on July 17, 1995. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated based on fair values of assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the net assets amounted to $11,000,000 and is being amortized over 20 years. The operating results of FiberNet are included in the Company's consolidated financial statements since March 1, 1995 since the operating results from the date of acquisition were deemed to be immaterial.

  During June 1996, the Company acquired the Telecommunications Division of EMI Communications Corporation (EMI) in exchange for 937,500 shares of the Company's common stock, valued at approximately $16,900,000. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair values of assets acquired, principally telecommunications equipment. The operating results of EMI are included in the Company's consolidated financial statements from the date of acquisition.

                        INTERMEDIA COMMUNICATIONS INC.

  During December 1996, the Company acquired, in two separate transactions, certain assets and the related businesses of Universal Telcom, Inc. (UTT) and NetSolve, Incorporated (NetSolve). The purchase price for UTT included 31,380 shares of the Company's common stock, valued at approximately $900,000, and the assumption of approximately $2,000,000 of UTT's liabilities. NetSolve was purchased for cash of $12,800,000. The operations of UTT and NetSolve are included in the Company's consolidated financial statements from December 1, 1996, at which date the Company exercised control. The acquisitions are accounted for by the purchase method, with the purchase price to be allocated to the assets acquired based upon fair values. The allocation of the purchase price to both UTT and NetSolve is tentative pending completion of the valuations of certain identifiable intangibles.

  The following unaudited pro forma results of operations for the years ended December 31 assume the acquisitions of FiberNet, EMI, UTT and NetSolve had occurred at the beginning of the periods presented, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been made as of those dates or of results which may occur in the future.

                                                     YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                        1995          1996
                                                    ------------  ------------
   Revenue......................................... $104,687,000  $152,071,000
   Loss before extraordinary item.................. $(18,354,000) $(57,202,000)
   Net loss........................................ $(19,946,000) $(57,202,000)
   Net loss per share.............................. $      (1.79) $      (3.94)

3. TELECOMMUNICATIONS EQUIPMENT

  Telecommunications equipment consisted of:

                                                            DECEMBER 31
                                                     --------------------------
                                                         1995          1996
                                                     ------------  ------------
   Telecommunications equipment..................... $ 50,506,651  $128,995,630
   Fiber optic cable................................   27,891,274    38,098,811
   Furniture and fixtures...........................    5,223,389    18,492,948
   Leasehold improvements...........................      985,876     4,500,441
   Construction in progress.........................   12,830,122    51,393,299
                                                     ------------  ------------
                                                       97,437,312   241,481,129
   Less accumulated depreciation....................  (21,267,723)  (37,574,116)
                                                     ------------  ------------
                                                     $ 76,169,589  $203,907,013
                                                     ============  ============

  Depreciation expense totaled $4,911,001, $7,940,173 and $15,453,931 in 1994,
1995 and 1996, respectively.

  Interest expense capitalized in connection with the Company's internally-managed construction of telecommunications equipment amounted to $257,058, $677,512 and $2,780,125 in 1994, 1995 and 1996, respectively.

  Telecommunications equipment and construction in progress included $7,264,534 and $6,867,256 of equipment recorded under capitalized lease arrangements at December 31, 1995 and 1996, respectively. Accumulated amortization of assets recorded under capital leases amounts to $1,007,802 and $1,450,381 at December 31, 1995 and 1996, respectively. Telecommunications equipment purchases financed through capital lease obligations totaled $4,558,761, $4,910,724 and $251,824, in 1994, 1995 and 1996, respectively. The amortization of assets recorded under capital leases is included in depreciation expense.

                        INTERMEDIA COMMUNICATIONS INC.

  In connection with network expansion, the Company had firm commitments for capital expenditures of approximately $4,500,000 at December 31, 1996.

4. INTANGIBLE ASSETS

  Intangible assets consisted of:

                                                             DECEMBER 31
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
   Goodwill........................................... $13,210,045  $13,233,045
   Customer lists.....................................  10,096,975   10,376,437
   Preliminary intangible assets (Notes 1 and 2)......         --    15,451,050
   Debt issuance costs................................   6,233,152   15,288,931
                                                       -----------  -----------
                                                        29,540,172   54,349,463
   Less accumulated amortization......................  (2,553,257)  (5,952,146)
                                                       -----------  -----------
                                                       $26,986,915  $48,397,317
                                                       ===========  ===========

  Amortization of goodwill and customer lists amounted to $220,939 in 1994, $2,011,508 in 1995 and $3,123,157 in 1996. Amortization of debt issuance costs, included in interest expense, amounted to $69,192, $411,795 and $1,252,063 in 1994, 1995 and 1996, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt consisted of:

                                                            DECEMBER 31
                                                     --------------------------
                                                         1995          1996
                                                     ------------  ------------
   13.5% Senior Notes............................... $158,983,840  $159,115,240
   12.5% Senior Discount Notes......................          --    194,223,760
   Other notes payable..............................      323,143       165,046
                                                     ------------  ------------
                                                      159,306,983   353,504,046
   Less current portion.............................     (107,757)      (55,015)
                                                     ------------  ------------
                                                     $159,199,226  $353,449,031
                                                     ============  ============

  During June 1995, ICI issued $160,000,000 principal amount of 13.5% Senior Notes due 2005 (the Senior Notes) and warrants to purchase 350,400 shares of the Company's common stock. The Company allocated $1,051,200 of the proceeds to the warrants, representing the estimated fair value at the date of issuance. The Senior Notes are limited in aggregate principal amount to $160 million and mature on June 1, 2005. The Senior Notes may be redeemed at the option of the Company, in whole or in part, on or after June 1, 2000, beginning at a premium of 106.75% of par and declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption rate. The Senior Notes bear interest at the rate of 13.5% per annum payable semiannually in arrears on June 1 and December 1. The Senior Notes agreement contains certain covenants including limits on the incurrence of additional indebtedness, with which the Company is in compliance at December 31, 1996.

  The Company used a portion of the proceeds from the Senior Notes to retire certain other long-term indebtedness. In connection with the repayment of certain indebtedness, the Company incurred a prepayment

                        INTERMEDIA COMMUNICATIONS INC.

penalty of approximately $1,156,000. This amount, plus the write-off of related unamortized financing costs have been reported as an extraordinary loss in the accompanying 1995 consolidated statements of operations.

  During May 1996, the Company issued $330,000,000 principal amount of 12.5% Senior Discount Notes, due May 15, 2006 (the Senior Discount Notes). The original issue discounted price for each $1,000 face value Senior Discount Note was $545. The original issue discount is to be amortized over the term of the Senior Discount Notes using the effective interest method. Commencing on November 15, 2001, interest on the Senior Discount Notes will be payable semiannually in arrears on May 15 and November 15 at a rate of 12.5% per annum. Amortization of the original issue discount amounted to approximately $14,304,000 during 1996 and is included in interest expense. The Senior Discount Notes are redeemable at the option of the Company after May 15, 2001, at a premium declining to par in 2004, plus accrued and unpaid interest. The Senior Discount Notes agreement contains certain restrictive covenants including limitations on the incurrence of additional indebtedness, with which the Company is in compliance.

  Long-term debt maturities as of December 31, 1996 for the next five years are as follows:

   1997............................................................ $     55,015
   1998............................................................       55,015
   1999............................................................       55,016
   2000............................................................          --
   2001............................................................          --
   Thereafter......................................................  353,339,000
                                                                    ------------
                                                                    $353,504,046
                                                                    ============

  The Company is a party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

  Future minimum lease payments for assets under the capital leases at December 31, 1996 are as follows:

   1997............................................................ $ 1,066,442
   1998............................................................   1,036,487
   1999............................................................   1,038,348
   2000............................................................   1,009,265
   2001............................................................     542,298
   Thereafter......................................................   5,875,168
                                                                    -----------
                                                                     10,568,008
   Less amount representing interest...............................  (5,564,271)
                                                                    -----------
   Present value of future minimum lease payments..................   5,003,737
   Less current portion............................................    (476,973)
                                                                    -----------
                                                                    $ 4,526,764
                                                                    ===========

                        INTERMEDIA COMMUNICATIONS, INC.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                      1995                      1996
                            ------------------------- -------------------------
                              CARRYING                  CARRYING
                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                            ------------ ------------ ------------ ------------
Assets:
  Cash and cash
   equivalents............. $ 50,996,919 $ 50,996,919 $189,545,939 $189,545,939
  Short-term investments...          --           --     6,041,000    6,041,000
  Restricted investments,
   current and noncurrent..   51,823,016   52,064,050   37,156,189   36,920,392
  Accounts receivable......    7,954,194    7,954,194   19,271,769   19,271,769
Liabilities:
  Accounts payable......... $  4,810,175 $  4,810,175 $ 29,895,061 $ 29,895,061
  Long-term debt:
   13.5% Senior Notes......  158,983,840  179,200,000  159,115,240  182,800,000
   12.5% Senior Discount
    Notes..................          --           --   194,223,760  216,975,000
   Other notes payable.....      323,143      323,143      165,046      165,046

  The following methods and assumptions are used in estimating fair values for financial instruments:

  Cash and cash equivalents: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

  Investments: As of December 31, 1996, these investments are classified as held-to-maturity, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of these investments is estimated from quoted market prices.

  Accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair value.

  Long-term and short-term debt: The estimated fair value of the Company's borrowing is based on negotiated trades for the securities as provided by the Company's investment banker or by using discounted cash flows at the Company's incremental borrowing rate.

7. STOCKHOLDERS' EQUITY

  Stock Options: The Company has a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire an aggregate of 1,346,000 shares and 1,500,000 shares, respectively, of common stock may be granted to employees, officers, directors and consultants of the Company. The Plans authorize the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (Non-ISOs). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

                        INTERMEDIA COMMUNICATIONS INC.

  The following table summarizes the transactions for the three years ended December 31, 1996 relating to the Plans:

                                                                   PER SHARE
                                                NUMBER OF SHARES  OPTION PRICE
                                                ---------------- --------------
   Outstanding, January 1, 1994................      627,739     $ 6.06--$12.13
     Granted...................................      233,248     $10.25--$12.25
     Exercised.................................      (41,756)    $ 6.25--$10.63
     Canceled..................................      (70,464)    $ 6.06--$12.13
                                                   ---------
   Outstanding, December 31,1994...............      748,767     $ 6.06--$12.25
     Granted...................................      549,057     $ 9.50--$15.56
     Exercised.................................      (37,831)    $ 6.38--$12.25
     Canceled..................................     (121,019)    $ 6.38--$12.25
                                                   ---------
   Outstanding, December 31, 1995..............    1,138,974     $ 6.06--$15.56
     Granted...................................    1,187,183     $19.75--$34.50
     Exercised.................................      (81,996)    $ 6.38--$27.06
     Canceled..................................      (67,490)    $ 6.60--$15.56
                                                   ---------
   Outstanding, December 31, 1996..............    2,176,671
                                                   =========
   Exercisable, December 31, 1996..............      526,528
                                                   =========

  The Board of Directors has reserved 674,142 shares of common stock in connection with stock warrants, and 2,462,341 shares of common stock that may be issued to employees, officers, directors, and consultants of the Company pursuant to stock options as may be determined by the Board of Directors.

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rates of 6.2%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of five years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1995          1996
                                                    ------------  ------------
   Pro forma net loss.............................. $(20,961,000) $(58,602,000)
   Pro forma earnings (loss) per share............. $      (2.09) $      (4.18)

                        INTERMEDIA COMMUNICATIONS INC.

  Stock Award Plans: During 1996, the Company entered into restricted share agreements with three executive officers that provide stock award incentives. Pursuant to the agreements, up to an aggregate of 255,000 restricted shares of common stock are awarded to the respective officers upon the attainment of certain stock price milestones ranging from $20 to $40. Shares awarded under these arrangements vest over a period of five years following the award. During 1996, 200,000 shares were awarded with a fair value of $4,999,995, which amount will be amortized over the vesting period.

  Stock Warrants: At December 31, 1996, warrants to purchase the following shares of the Company's common stock were outstanding:

   SHARES                    PRICE PER SHARE                                   EXPIRATION DATE
   ------                    ---------------                                   ---------------
     6,282                       $ 4.20                                         March 4, 1997
   317,460                         4.20                                         June 2, 1997
   350,400                        10.86                                         June 1, 2000

  As further discussed in Note 5, the Company issued warrants expiring in 2000 to acquire 350,400 shares of common stock in connection with the issuance of the Senior Notes. The Company also has warrants outstanding that had been issued for consulting services.

  Shareholder Rights Plan: On March 7, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock Purchase Right (a Right) for each outstanding share of common stock to shareholders of record on March 18, 1996. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group (an Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock.

  Each Right then may be exercised to acquire 1/1000th of a share of the Company's Series C preferred stock at an exercise price of $85. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire the existing Company's preferred stock or common stock of the surviving company having a value of twice the exercise price of the Rights.

  The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the 10th business day following public announcement that a 15% position has been acquired or ten business days after commencement of a tender or exchange offer.

  Authorized Shares: On May 24, 1996, the Board of Directors approved an increase in the number of shares of authorized common stock from 20,000,000 to 50,000,000.

                        INTERMEDIA COMMUNICATIONS INC.

8. INCOME TAXES

  At December 31, 1995 and 1996, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                            DEFERRED TAX
                                                          ASSET (LIABILITY)
                                                      --------------------------
TEMPORARY DIFFERENCES/CARRYFORWARDS                       1995          1996
-----------------------------------                   ------------  ------------
Tax over book depreciation........................... $ (3,410,117) $ (5,751,022)
Intangibles..........................................   (3,324,225)   (2,849,139)
                                                      ------------  ------------
  Total deferred tax liabilities.....................   (6,734,342)   (8,600,161)
Net operating loss carryforwards.....................   14,198,845    37,091,018
Other................................................      300,746     1,037,985
                                                      ------------  ------------
  Total deferred tax assets..........................   14,499,591    38,129,003
Less valuation allowance                               (7,765,249)  (29,528,842)
                                                      ------------  ------------
Net deferred tax assets..............................    6,734,342     8,600,161
                                                      ------------  ------------
                                                      $        --   $        --
                                                      ============  ============

  The Company has net operating loss carryforwards of approximately $98,000,000 at December 31, 1996 that expire in various amounts from 2003 to 2011. Approximately $68,000,000 of these net operating loss carryforward is subject to the "ownership change" rules of Section 382 of the Internal Revenue Code of 1986 and can only be utilized at the rate of approximately $31,000,000 per year.

9. RESTRICTED INVESTMENTS

  The terms of the Company's Senior Note agreement (see Note 5) required the Company to use a portion of the debt proceeds to purchase pledged securities (Restricted Investments) sufficient to provide for the payment of interest on the Senior Notes through June 1, 1998. The Company has purchased government securities whose maturity coincides with the interest repayment dates.

  The Company's restricted investments at December 31, 1996 are summarized as follows:

                                                GROSS      GROSS     ESTIMATED
                                   AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                     COST       GAINS      LOSSES      VALUE
                                  ----------- ---------- ---------- -----------
   U.S. Treasury Notes........... $30,806,189    $--      $82,070   $30,724,119
   Certificates of deposit.......   6,350,000     --          --      6,350,000
                                  -----------    ----     -------   -----------
                                  $37,156,189    $--      $82,070   $37,074,119
                                  ===========    ====     =======   ===========

  The amortized cost and estimated fair value of the Company's restricted investments at December 31, 1996 by contractual maturity are summarized as follows:

                                                         AMORTIZED   ESTIMATED
   MATURITIES                                              COST     FAIR VALUE
   ----------                                           ----------- -----------
   Due within one year................................. $26,674,831 $26,635,996
   Due after one year through five years...............  10,481,358  10,438,123
                                                        ----------- -----------
                                                        $37,156,189 $37,074,119
                                                        =========== ===========

                        INTERMEDIA COMMUNICATIONS INC.

10. EMPLOYEE BENEFIT PLAN

  The Company has established a 401(k) profit-sharing plan. Employees 21 years or older with one year of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $9,500 in 1996. The Company will match one-half of a participant's contribution, up to a maximum of 3% of the participant's compensation. The Company's matching contribution fully vests after five years of service. The Company's contributions to the plan were approximately $58,000, $85,000 and $77,000 in 1994, 1995 and 1996,
respectively.

11. OPERATING LEASES

  The Company leases rights-of-way and cable conduit space, fiber optic cable, terminal facility space, and office space. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Lease expense was $908,000, $1,466,000 and $4,795,000, and for 1994, 1995, and 1996, respectively.

  Future minimum lease payments under noncancelable operating leases with original terms of more than one year as of December 31, 1996 are as follows:

                            RIGHTS-OF-WAY
                              AND CABLE
                            CONDUIT SPACE FIBER OPTIC CABLE TERMINAL FACILITY SPACE OFFICE SPACE    TOTAL
                            ------------- ----------------- ----------------------- ------------ -----------
   1997....................    $12,250       $  532,300           $ 3,211,780       $ 3,128,806  $ 6,885,136
   1998....................        --           529,344             2,768,667         3,072,439    6,370,450
   1999....................        --           355,434             2,184,255         2,733,543    5,273,232
   2000....................        --           321,280             1,351,807         2,117,851    3,790,938
   2001....................        --           321,280               890,191           890,325    2,101,796
   Thereafter..............        --           937,066             8,648,872           960,767   10,546,705
                               -------       ----------           -----------       -----------  -----------
                               $12,250       $2,996,704           $19,055,572       $12,903,731  $34,968,257
                               =======       ==========           ===========       ===========  ===========

12. CONTINGENCIES

  On May 3, 1995, the Company asserted a claim for indemnification against the former shareholder of Phone One, Inc. (the Former Shareholder) for approximately $1 million on account of various breaches of representations and warranties made by the Former Shareholder to the Company in the agreement for the acquisition of Phone One, Inc. (the Phone One Acquisition Agreement). The Former Shareholder has objected to the indemnification claim, which is subject to arbitration under the Phone One Acquisition Agreement. On May 24, 1995, the Former Shareholder advised the Company that it has filed a complaint against the Company in the Florida circuit court for Dade County seeking rescission of the Phone One, Inc. acquisition and damages for breach of contract in excess of $3 million. Pursuant to the mandatory arbitration requirements of the Phone One Acquisition Agreement, in July 1995, the Company filed a demand for arbitration, and the action was stayed in the circuit court. The parties negotiated a settlement proposal, and on August 27, 1996, the dispute was settled and mutual general releases exchanged by which the Company delivered 22,357 of the holdback shares, pursuant to the terms of the Phone One Acquisition Agreement. On September 3, 1996, the action in circuit court was dismissed with prejudice.

  The Company is not a party to any other pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

                        INTERMEDIA COMMUNICATIONS INC.

13. SUBSEQUENT EVENT

  On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300,000,000) of its 13 1/2% Series A Redeemable Exchangeable Preferred Stock, due 2009, (the "Preferred Stock") in a private placement transaction. Net proceeds to the Company amounted to approximately $288,875,000. Dividends on the Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Preferred Stock is subject to mandatory redemption at its liquidation preference of $10,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

  The Company may, at its option, exchange some or all shares of the Preferred Stock for the Company's 13 1/2% Senior Subordinated Debentures, due 2009 (the "Exchange Debentures"). The Exchange Debentures mature on March 31, 2009. Interest on the exchange debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

                         INTERMEDIA COMMUNICATIONS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                      ---------------------
                          BALANCE AT  CHARGED TO CHARGED TO                 BALANCE AT
                         BEGINNING OF COSTS AND    OTHER                      END OF
      DESCRIPTION           PERIOD     EXPENSES   ACCOUNTS    DEDUCTIONS      PERIOD
      -----------        ------------ ---------- ----------   ----------    ----------
For the year ended De-
 cember 31, 1994:
 Deducted from asset ac-
  counts:
  Allowance for doubtful
   accounts.............   $ 53,793   $   80,222  $527,320(1) $  115,935(2) $  545,400
                           ========   ==========  ========    ==========    ==========
For the year ended De-
 cember 31, 1995:
 Deducted from asset ac-
  counts:
  Allowance for doubtful
   accounts.............   $545,400   $  856,055       --     $  532,455(2) $  869,000
                           ========   ==========  ========    ==========    ==========
For the year ended De-
 cember 31, 1996:
 Deducted from asset ac-
  counts:
  Allowance for doubtful
   accounts.............   $869,000   $2,284,502       --     $1,807,502(2) $1,346,000
                           ========   ==========  ========    ==========    ==========

--------
(1) Amount represents allowance for doubtful accounts acquired in connection with the December 2, 1994 acquisition of all the outstanding common stock of Phone One, Inc.
(2) Uncollectible accounts written off, net of recoveries.