Form 10-K/A
period 1996-12-31
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1997-05-14
CIK 885067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-K/A

                               -----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF RULE 12b-15 PROMULGATED UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                  INTERMEDIA COMMUNICATIONS INC. (REGISTRANT)


                                        By:  /s/  Jeanne M. Walters
                                           --------------------------
                                             Jeanne M. Walters
                                             Controller and Chief
                                             Accounting Officer

        Item 14 of the Annual Report on Form 10-K for the year ended December 31, 1996 of Intermedia Communications Inc. (the "Company") is hereby amended to include the following exhibit:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(s)(3)    Exhibits

NUMBER              EXHIBIT
------              -------

27             Financial Data Schedule.