Form 10-Q
period 1997-03-31
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1997-05-15
CIK 885067

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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

                       Telephone Number (813) 829-0011


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

As of May 8, 1997, there were 16,308,627 shares of the Registrant's Common Stock outstanding.


==============================================================================

                                                              Page 1 of 19 pages

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                   PAGE NO.
ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED):

             Condensed Consolidated Statements of Operations -
               Three-month periods ended March 31, 1997 and 1996.     3

             Condensed Consolidated Balance Sheets - March 31,
               1997 and December 31, 1996........................     4

             Condensed Consolidated Statements of Cash Flows -
               Three-month periods ended March 31, 1997 and 1996.     5

             Notes to Condensed Consolidated Financial                6
               Statements .......................................

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...............     9


PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...................................     17

ITEM 2.      CHANGES IN SECURITIES...............................     17

ITEM 3.      DEFAULT UPON SENIOR SECURITIES .....................     17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     17

ITEM 5.      OTHER INFORMATION ..................................     17

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ...................     17

SIGNATURES   ....................................................     19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               THREE MONTHS ENDED
                                                        MARCH 31, 1997   MARCH 31, 1996
                                                       ----------------  --------------
Revenues:
  Local network services                                  $    5,210      $    3,221
  Enhanced data services                                      11,320           3,556
  Interexchange services                                      25,537           5,310
  Integration services                                         1,871           1,416
                                                          ----------      ----------
                                                              43,938          13,503

 Expenses:
  Network operations                                          30,002           7,249
  Facilities administration and maintenance                    5,635             751
  Cost of goods sold                                           1,270           1,258
  Selling, general and administrative                         19,526           5,920
  Depreciation and amortization                                8,294           3,281
                                                          ----------      ----------
                                                              64,727          18,459
                                                          ----------      ----------
Loss from operations                                         (20,789)         (4,956)

Other income (expense):
  Interest expense                                           (11,089)         (5,382)
  Other income                                                 4,474           1,445
                                                          ----------      ----------
Net loss                                                     (27,404)         (8,893)
Preferred stock dividends and accretions                       3,375               0
                                                          ----------      ----------
Net loss attributable to common stockholders              $  (30,779)     $   (8,893)
                                                          ==========      ==========
Net loss per common share                                     ($1.89)         ($0.86)
                                                          ==========      ==========

Weighted average number of shares outstanding             16,296,744      10,383,451
                                                          ==========      ==========

                           See accompanying notes.

                       INTERMEDIA COMMUNICATIONS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                      MARCH 31, 1997          DECEMBER 31, 1996
                                                                                      --------------          -----------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents                                                              $435,859                  $189,546
    Short-term investments                                                                    5,842                     6,041
    Restricted investments                                                                   27,102                    26,675
    Accounts receivable, less allowance for
      doubtful accounts of $2,547 in 1997 and $1,346 in 1996                                 21,880                    19,272
    Prepaid expenses and other current assets                                                 5,515                     5,230
                                                                                           --------                  --------
Total current assets                                                                        496,198                   246,764

    Restricted investments                                                                   10,483                    10,481
    Telecommunications equipment                                                            274,405                   241,481
      Less accumulated depreciation                                                         (44,827)                  (37,574)
                                                                                           ---------                 --------
    Telecommunications equipment, net                                                       229,578                   203,907
    Intangible assets, net                                                                   47,058                    48,397
    Other assets                                                                              4,071                     3,391
                                                                                           --------                  --------
Total assets                                                                               $787,388                  $512,940
                                                                                           ========                  ========

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $ 17,257                  $ 29,895
    Other accrued expenses                                                                   29,535                    10,307
    Current portion of long term debt and capital lease obligation                              516                       532
                                                                                           --------                  --------
Total current liabilities                                                                    47,308                    40,734

Long-term debt and capital lease obligations                                                363,964                   357,975
                                                                                           --------                  --------
Total liabilities                                                                           411,272                   398,709

Series A redeemable exchangeable preferred stock and accrued dividends,
  $1.00 par value; 60,000 shares authorized in 1997;
  30,000 shares outstanding in 1997.                                                        292,250                         -

Stockholders' equity:
    Common stock, $.01 par value;  50,000,000 shares authorized in both 1997 and 1996; 16,307,577 and 16,285,340 shares issued and
      outstanding in 1997 and 1996, respectively                                                163                       163
    Additional paid-in capital                                                              209,918                   212,811
    Accumulated deficit                                                                    (121,921)                  (91,141)
    Deferred compensation                                                                    (4,294)                   (7,602)
                                                                                           --------                  --------
Total stockholders' equity                                                                   83,866                   114,231
                                                                                           --------                  --------
Total liabilities, redeemable preferred stock and stockholders' equity                     $787,388                  $512,940
                                                                                           ========                  ========


                           See accompanying notes.

                       INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                                                            THREE-MONTH PERIOD ENDED
                                                                                         MARCH 31, 1997  MARCH 31, 1996
                                                                                         --------------  --------------
OPERATING ACTIVITIES
  Net loss                                                                                  ($27,404)        ($8,893)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities
    Depreciation and amortization, including loan costs                                        8,679           3,483
    Amortization of deferred compensation                                                        472              -
    Amortization of discount on notes                                                          5,916              -
    Provision for doubtful accounts                                                            1,269             196
    Changes in operating assets and liabilities:
      Accounts receivable                                                                     (3,877)         (1,340)
      Prepaid expenses and other current assets                                                  195          (1,301)
      Other assets                                                                            (1,024)             37
      Accounts payable                                                                       (12,638)          2,202
      Other accrued expenses                                                                  19,228           6,011
                                                                                            --------         -------
Net cash (used in) provided by operating activities                                           (9,184)            395

INVESTING ACTIVITIES
  Purchase of restricted investments                                                            (430)           (636)
  Purchase of business, net of cash acquired                                                    (223)             -
  Maturities of short-term investments                                                           199              -
  Purchase of telecommunications equipment                                                   (33,110)        (17,625)
                                                                                            --------         -------
Net cash used in investing activities                                                        (33,564)        (18,261)

FINANCING ACTIVITIES
  Proceeds from sale of Series A preferred stock, net of
    issuance costs                                                                           288,875              -
  Exercise of stock warrants and options                                                         130              52
  Principal payments on long-term debt and capital lease obligation                               56            (361)
                                                                                            --------         -------
Net cash provided by (used in) financing activities                                          289,061            (309)

Increase (decrease) in cash and cash equivalents                                             246,313         (18,175)

Cash and cash equivalents at beginning of period                                             189,546          50,997
                                                                                            --------         -------

Cash and cash equivalents at end of period                                                  $435,859         $32,822
                                                                                            ========         =======

Supplemental disclosures of cash flow information
Interest paid                                                                               $    135         $   167
                                                                                            ========         =======

                           See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Therefore, it is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        Operating results for the three-month period ended March 31, 1997 are not necessarily an indication of the results that may be expected for the year ending December 31, 1997.

        Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

        Pending Accounting Changes

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the quarter ended March 31, 1996 and March 31, 1997, earnings per share, under FASB 128, would not have been impacted.

Note 2 Preferred Stock

        On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300 million) of its Series A Redeemable Exchangeable Preferred Stock, due 2009, (the "Preferred Stock") in a private placement transaction. Net proceeds to the Company amounted to approximately $288.9 million. Dividends on the Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Preferred Stock is subject to mandatory redemption at its liquidation preference of $10,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

        The Company may, at its, option, exchange some or all shares of the Preferred Stock for the Company's 13 1/2% Senior Subordinated Debentures, due 2009 (the "Exchange Debentures"). The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

        The Company will be accreting the Preferred Stock to its liquidation preference through the due date of the Preferred Stock. The accretion for the 21 day period for which the Preferred Stock was outstanding during the first quarter of 1997 was immaterial for recognition.

Note 3 Acquisitions

        During June 1996, the Company acquired the Telecommunications
        Division of EMI Communications corporation (EMI) in exchange for 937,500 shares of the Company's common stock, valued at approximately $16.9 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair values of assets acquired, principally telecommunications equipment. EMI's telecommunications division, headquartered in Syracuse, New York, is a provider of frame relay based network services and interexchange private line services primarily in the northeastern United States. EMI operates owned and leased microwave and fiber optic digital network capacity in New York, Massachusetts, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Maryland and the District of Columbia and maintains POPs in most major cities in these states.

        During December 1996, the Company acquired, in two separate transactions, certain assets and the related businesses of Universal Telcom, Inc. (UTT) and NetSolve, Incorporated (NetSolve). The purchase price for UTT included 31,380 shares of the Company's common stock, valued at approximately $.9 million, and the assumption of approximately $2 million of UTT's liabilities. NetSolve was purchased for cash of $12.8 million. The acquisitions are accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired, principally goodwill. The goodwill, including an additional $.2 million for legal expenses, for these acquisitions has been adjusted during the first quarter of 1997 due to the finalization of the purchase price allocation.

        The following unaudited pro forma results of operations presents the consolidated results of operations as if the acquisition of UTT, NetSolve and EMI had occurred on January 1, 1996, and does not purport to be indicative of the results that actually would have occurred if the companies had been acquired as of that date or of results which may occur in the future.

                                               THREE MONTHS ENDED
(IN THOUSANDS)                                   MARCH 31, 1996
                                                 --------------
Revenue                                             $31,121
Net loss                                             (8,366)
Net loss attributable to common stockholders         (8,366)
Net loss per share                                     (.74)

Note 4 Stock Options

        During the first quarter of 1997, the Company canceled and reissued, at a current market price, certain stock options that had been awarded to executive management in December of 1995 and January of 1996. As a result, previously recorded deferred compensation of approximately $2.8 million was adjusted back to additional paid-in capital.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

OVERVIEW

     Intermedia Communications Inc. (Intermedia or the Company), formerly Intermedia Communications of Florida, Inc. through May 29, 1996, is a rapidly growing provider of integrated telecommunications solutions for business, government, and the telecommunications industry. Headquartered in Tampa, Florida, Intermedia is the third largest (based on annualized telecommunications revenues) among providers referred to as Competitive Local Exchange Carriers (CLECs). Intermedia offers a full suite of local, long-distance and enhanced data telecommunications services to business and government end user customers, long distance carriers, Internet service providers, resellers, and wireless communications companies serving customers from 23 sales offices located throughout the eastern United States. Intermedia also provides enhanced data/ATM and Internet services in approximately 2,500 cities nationwide, offering customers seamless end-to-end connectivity virtually anywhere in the world.

     Since its inception in 1987, the Company has experienced substantial growth. Building from its original base in Florida, Intermedia is now a provider of integrated telecommunications services to customers that have a presence in the eastern United States. The Company currently has nine digital, fiber optic networks and provides end-to-end connectivity throughout the United States and many international markets. As its networks and service offerings have expanded, the Company has experienced significant year to year growth in revenues and customers.

     Intermedia competes with the Incumbent Local Exchange Carriers (ILECs) and Interexchange Carriers (IXCs) in its service territory and offers a full range of voice and data telecommunications services. Intermedia's customers include a broad range of business and government end users and IXC's. The Company delivers local network services, including local exchange service, primarily over digital fiber optic telecommunications networks that it either owns or leases. In some circumstances, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. This intercity network combined with the Company's local/long distance voice switches allows the Company to provide interexchange long distance service domestically and internationally.

     At its inception, Intermedia provided special access and private line services to IXC's. In 1988, Intermedia was the first telecommunications provider in Florida to begin providing special access and private line services to business customers. In 1991, Intermedia began offering integration services in response to customer's needs and in 1992, Intermedia introduced its first enhanced data services to provide flexible capacity and highly reliable end-to-end data service for its business and government customers. The Company began offering interexchange long distance service in December 1994, Internet services in 1995 and local exchange services in 1996. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, improve its mix of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenue over the next several years, because of Intermedia's ability to offer such customers integrated, cost-effective telecommunications solutions. The Company believes that during the first few years of local exchange competition, the IXC's may enter the market by becoming resellers of the Company's local services. If the IXC's pursue a reseller strategy, the amount of revenue the Company realizes from its carriers may increase during this period.

     From 1992 through 1995, the company has achieved positive EBITDA and increased its revenue base substantially. However, as a result of significant investments in resources necessary to launch local exchange services and expand enhanced data services, EBITDA decreased as a percentage of revenue and the Company's EBITDA was negative for 1996 and the first quarter of 1997. This was due to the significant up front expenses related to the development of its networks and leased facilities, the revenue from which is expected to be realized in later periods. The development of the Company's business and the installation and expansion of its networks have resulted in substantial capital expenditures and net losses during this period of its operations. Procurement of rights-of-way, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses during its rapid expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in anticipation of new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates, but there can be no assurance, that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

     During the remainder of 1997 and beyond, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $25 billion in 1996 in the Company's service territory. As a result of the Company's planned expansion in 1997, the Company expects to be positioned to provide these services in markets with a total opportunity of approximately $34 billion by the end of 1997.

     In order to develop its business more rapidly and efficiently utilize its capital resources, Intermedia plans to use the existing fiber optic infrastructure of other providers in addition to using its existing networks. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes that its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, over time improve its EBITDA. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

     The following table presents, for the periods indicated, certain information derived from the Company's Condensed Consolidated Statements of Operations, expressed in percentages of revenue:

                                                    THREE MONTHS ENDED
                                             MARCH 31, 1997    MARCH 31, 1996
                                             --------------    --------------
                                               (UNAUDITED)       (UNAUDITED)
Revenues:
  Local network services                           11.8%             23.9%
  Enhanced data services                           25.8              26.3
  Interexchange services                           58.1              39.3
  Integration services                              4.3              10.5
                                                  -----             -----
                                                  100.0             100.0
Expenses:
  Network operations                               68.3              53.7
  Facilities administration and maintenance        12.8               5.6
  Cost of goods sold                                2.9               9.3
  Selling, general and administrative              44.4              43.8
  Depreciation and amortization                    18.9              24.3
                                                  -----             -----
Loss from operations                              (47.3)            (36.7)
Other income (expense):
  Interest expense                                (25.2)            (39.9)
  Other income                                     10.2              10.7
                                                  -----             -----
Net loss                                          (62.3)            (65.9)
  Preferred stock dividends and accretions         (7.7)               -
                                                  -----             -----
Net loss attributable to common stockholders      (70.0)%           (65.9)%
                                                  =====             =====

     The following table sets forth other statistical data derived from the Company's operating records:


                                    MARCH 31, 1997     MARCH 31, 1996
                                    --------------     --------------
Transport services:
  Buildings connected                    1,157                 389
  Route miles                              679                 561
  Fiber optic miles                     29,841              20,541
  Network cities:
    in operation                             9                   9
    under development                        1                   1

Enhanced data services:


  Data switches installed                  100                   36
  Frame relay cities                     2,526                  695
  Nodes in service                      12,447                2,713
  NNI connections                          293                   72

Local and Long Distance Services:
  Voice switches in operation                6                    3
  Long distance billable minutes    87,501,080           37,830,864
  Access line equivalents               17,385                    -

Employees                                1,026                  387

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996:

     Revenue

     Total revenue increased 225% to $43.9 million for the first quarter of 1997 compared to $13.5 million for the same period in 1996. This increase was principally through the acquisitions of EMI, UTT and NetSolve, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market.
Of the increase, approximately $13.9 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Local network services revenue increased 62% to $5.2 million for the first quarter of 1997 compared to $3.2 million for the same period in 1996. This increase was principally due to the fact that Intermedia generated local exchange service revenues for the entire quarter in 1997. The Company has received CLEC certification in 15 states plus the District of Columbia as of the end of the first quarter of 1997.

     Enhanced data services revenue increased 218% to $11.3 million for the first quarter of 1997 compared to $3.6 million for the same period in 1996. This increase was principally from the expansion of the Company's enhanced data network by 64 switches and 9,734 new frame relay nodes since April 1, 1996. In addition, the number of frame relay cities has increased by 1,831 during the same time period. Of the increase, approximately $3.9 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Interexchange services revenue increased 381% to $25.5 million for the first quarter of 1997 compared to $5.3 million for the same period in 1996. This increase was principally from strong growth in long distance switched revenue and steady growth in interLATA transport. Of the increase, approximately $10 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Integration services revenue increased 32% to $1.9 million for the first quarter of 1997 compared to $1.4 million for the same period in 1996. This increase was principally from the Company's increased focus on providing a total service package for the customer.


     Operating Expenses

     Total operating expenses increased 251% to $64.7 million for the first quarter of 1997 compared to $18.5 million for the same period in 1996. The increase was principally from the costs associated with the significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, approximately $11.9 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Network operations expenses increased 314% to $30 million for the first quarter of 1997 compared to $7.2 million for the same period in 1996. This increase was principally from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. Of the increase, approximately $7.2 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Facilities administration and maintenance expenses increased 650% to $5.6 million for the first quarter of 1997 compared to $.8 million for the same period in 1996. Of the increase, approximately $1.2 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network.

     Selling, general and administrative expenses increased 230% to $19.5 million for the first quarter of 1997 compared to $5.9 million for the same period in 1996. This increase was principally from the Company's continued growth and represented a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. Of the increase, approximately $2.4 million was attributable to the inclusion of EMI's operating results for the first quarter of 1997.

     Depreciation and amortization expenses increased 153% to $8.3 million for the first quarter of 1997 compared to $3.3 million for the same period in 1996. This increase was principally from additions to telecommunications equipment placed in service during 1996 and the first quarter of 1997, relating to ongoing network expansion.

     Interest Expense

     Interest expense increased 106% to $11.1 million for the first quarter of 1997 compared to $5.4 million for the same period in 1996. This increase resulted from interest expense on the May 1996 issuance of $330 million principal amount of 12.5% Senior Discount Notes.

     Other Income

     Other income increased 210% to $4.5 million for the first quarter of 1997 compared to $1.4 million for the same period in 1996. This increase was the result of interest earned on the cash available from the excess proceeds relating to the May 1996 issuance of $330 million principal amount of 12.5% Senior Discount Notes, the May 1996 issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share and the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Company's 13
1/2% Series A Redeemable Exchangeable Preferred Stock.

     Net Loss

     Net loss increased 208% to $27.4 million for the first quarter of 1997 compared to $8.9 million for the same period in 1996. This increase was due primarily to the increased operating expenses resulting from the expansion of the network and increased interest costs.

     Preferred Stock Dividends and Accretions

Preferred stock dividends and accretions resulted from the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Company's 13 1/2% series A Redeemable Exchangeable Preferred Stock. The accretion for the 21 day period for which the Preferred Stock was outstanding during the first quarter of 1997 was immaterial for recognition.


     EBITDA

     EBITDA decreased 635% to $(12.5) million for the first quarter of 1997 compared to $(1.7) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expenses, such as increases in sales, customer service and market development costs, prior to realizing revenues associated with these expenditures.


Liquidity and Capital Resources

     The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were $17.6 million and $33.1 million for the quarters ended March 31, 1996 and 1997, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) development of the Company's enhanced data services.

     The Company has funded a substantial portion of these expenditures through the public sale of debt and equity securities and, to a lesser extent, privately placed debt.

     The substantial capital investment required to build the Company's network has resulted in negative cash flow from operations after consideration of investing activities over the last five year period. This negative cash flow after investing activities was a result of the requirement to build a substantial portion of the Company's network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the expansion activities associated with the development of the Company's networks. Until sufficient cash flow after investing activities is generated from operations, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements, including the issuance of additional debt and/or equity securities.

     In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to expend substantial amounts to upgrade its existing networks in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. The Company is certified as a CLEC in 15 states and the District of Columbia, allowing the Company to provide local exchange services in those markets, and has CLEC certification applications pending in 19 states. In addition, the Company expects to expend capital toward the further development of the Company's enhanced data service and interchange service offerings.

     The Company currently estimates that it will require approximately $150 million to fund anticipated capital requirements during the remainder of 1997, which it expects to fund from its available cash.

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

     The Company may, at its, option, exchange some or all shares of the Series A Preferred Stock for the Company's 13 1/2% Senior Subordinated Debentures, due 2009 (the "Exchange Debentures"). The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

     The Company expects that its available cash will be sufficient to fund its accelerated and expanded capital deployment plan through 1998. The Company expects to require additional financing to continue its capital deployment plan beyond 1998. The Company may obtain additional funding through the sale of public or private debt and/or equity securities or through securing a bank credit facility. There can be no assurance as to the availability or the terms upon which such financing might be available. Moreover, the Company's existing debt instruments and the Series A Preferred Stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

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

Impact of Inflation

     Inflation has not had a significant impact on the Company's operations over the past 3 years.


The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on From 10-K for the year ended December 31, 1996.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None.


ITEM 2.   Changes in Securities

          On March 7, 1997, Intermedia consummated a private placement
          (the "Private Placement") of 30,000 shares of its 13 1/2% Series A Redeemable Exchangeable Preferred Stock due 2009, liquidation preference $10,000 per share (the "Series A Preferred Stock"), to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Act")) (the "Purchasers") to generate gross proceeds to the Company of $300,000,000, including an aggregate of $11,125,000 of underwriting discounts and commissions. The shares of Series A Preferred Stock were issued to the Purchasers pursuant to an exemption from registration provided by Rule 144A under the Act. In connection with the Private Placement, the Purchasers and the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a registration statement with respect to an offer to exchange the Series A Preferred Stock for a new issue of preferred stock of the Company registered under the Act, with terms substantially identical to those of the Series A Preferred Stock. Each of the Purchasers represented to the Company, among other things, that it is a qualified institutional buyer and is aware that the sale is being made in reliance on Rule 144A, and it is acquiring the Series A Preferred Stock for its own account or for the account of another qualified institutional buyer.

ITEM 3.   Defaults Upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.   Other Information
          None.

ITEM 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

              27   Financial Data Schedule (For SEC Use Only)

      (b)  Reports on Form 8-K

           The following reports on Form 8-K were filed during the first quarter of 1997:

            The Company filed a Current Report on Form 8-K on February 24, 1997, reporting under Item 5 an announcement concerning the Company's intent to raise capital through the private placement of preferred stock and the Company's accelerated expansion plans.

        The Company filed a Current Report on Form 8-K on March 14, 1997, reporting under Item 5 the completion of its private placement of preferred stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1997

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