Form 10-Q
period 1997-06-30
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1997-08-13
CIK 885067

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                     -----------------------------------
                                  FORM 10-Q
                     -----------------------------------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1997


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

As of August 7, 1997, there were 16,674,258 shares of the Registrant's Common Stock outstanding.

================================================================================


                                                              Page 1 of 27 pages

                       INTERMEDIA COMMUNICATIONS INC.

                                    INDEX


                                                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION
ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED):

                      Condensed Consolidated Statements of Operations - Three and
                        six month periods ended June 30, 1997 and 1996..............................  3

                      Condensed Consolidated Balance Sheets - June 30, 1997 and
                        December 31, 1996 ..........................................................  4

                      Condensed Consolidated Statements of Cash Flows - Six month periods ended June 30, 1997 and 1996........................................  5

                      Notes to Condensed Consolidated Financial Statements..........................  6

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS......................................... 11
PART II.  OTHER INFORMATION
ITEM 1.               LEGAL PROCEEDINGS............................................................. 23
ITEM 2.               CHANGES IN SECURITIES......................................................... 23
ITEM 3.               DEFAULT UPON SENIOR SECURITIES................................................ 24
ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................... 24
ITEM 5.               OTHER INFORMATION............................................................. 25
ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.............................................. 25
SIGNATURES            .............................................................................. 27

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                               JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                                ------------    ------------    ------------    ------------
Revenues:
    Local network services                      $      8,433    $      3,160    $     13,642    $      6,381
    Enhanced data services                            12,667           5,191          23,988           8,747
    Interexchange services                            27,703           7,248          53,240          12,558
    Integration services                               1,329           1,251           3,200           2,667
                                                ------------    ------------    ------------    ------------
                                                      50,132          16,850          94,070          30,353

 Expenses:
    Network operations                                37,261           9,302          67,263          16,551
    Facilities administration and maintenance          5,790           1,152          11,424           1,903
    Cost of goods sold                                   764           1,327           2,034           2,585
    Selling, general and administrative               20,452           7,790          39,978          13,710
    Depreciation and amortization                      9,879           3,533          18,174           6,814
                                                ------------    ------------    ------------    ------------
                                                      74,146          23,104         138,873          41,563
                                                ------------    ------------    ------------    ------------
Loss from operations                                 (24,014)         (6,254)        (44,803)        (11,210)

Other income (expense):
    Interest expense                                 (11,117)         (8,023)        (22,206)        (13,405)
    Other income                                       5,482           2,034           9,956           3,478
                                                ------------    ------------    ------------    ------------
Net loss                                             (29,649)        (12,243)        (57,053)        (21,137)
Preferred stock dividends and accretions               9,848              --          13,223              --
                                                ------------    ------------    ------------    ------------
Net loss attributable to common stockholders    $    (39,497)   $    (12,243)   $    (70,276)   $    (21,137)
                                                ============    ============    ============    ============

Net loss per common share                       $      (2.39)   $      (0.92)   $      (4.30)   $      (1.79)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     16,528,483      13,248,099      16,347,288      11,807,882
                                                ============    ============    ============    ============




                           See accompanying notes.

                        INTERMEDIA COMMUNICATIONS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                   JUNE 30, 1997  DECEMBER 31, 1996
                                                                                   -------------  -----------------
                                                 ASSETS
Current Assets:
       Cash and cash equivalents                                                      $ 347,863       $ 189,546
       Short-term investments                                                             5,644           6,041
       Restricted investments                                                            16,686          26,675
       Accounts receivable, less allowance for
         doubtful accounts of $2,574 in 1997 and $1,346 in 1996                          26,835          19,272
       Prepaid expenses and other current assets                                          6,224           5,230
                                                                                      ---------       ---------
Total current assets                                                                    403,252         246,764

       Restricted investments                                                            10,483          10,481

       Telecommunications equipment                                                     347,588         241,481
         Less accumulated depreciation                                                  (53,667)        (37,574)
                                                                                      ---------       ---------
       Telecommunications equipment, net                                                293,921         203,907

       Intangible assets, net                                                            46,488          48,397
       Other assets                                                                       4,391           3,391
                                                                                      ---------       ---------
Total assets                                                                          $ 758,535       $ 512,940
                                                                                      =========       =========

                 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                               $  27,799       $  29,895
       Other accrued expenses                                                            14,348          10,307
       Current portion of long term debt and capital lease obligation                   159,693             532
                                                                                      ---------       ---------
Total current liabilities                                                               201,840          40,734

Long-term debt and capital lease obligations                                            210,385         357,975
                                                                                      ---------       ---------
Total liabilities                                                                       412,225         398,709

Series B redeemable exchangeable preferred stock and accrued dividends, $1.00
  par value; 600,000 shares authorized in 1997; 312,938 shares outstanding in 1997      301,387              --

Stockholders' equity:
       Common stock, $.01 par value; 50,000,000 shares authorized in both 1997 and 1996; 16,589,134 and 16,285,340 shares issued and
         outstanding in 1997 and 1996, respectively                                         166             163
       Additional paid-in capital                                                       210,219         212,811
       Accumulated deficit                                                             (161,418)        (91,141)
       Deferred compensation                                                             (4,044)         (7,602)
                                                                                      ---------       ---------
Total stockholders' equity                                                               44,923         114,231
                                                                                      ---------       ---------
Total liabilities, redeemable preferred stock and stockholders' equity                $ 758,535       $ 512,940
                                                                                      =========       =========




                           See accompanying notes.

                        INTERMEDIA COMMUNICATIONS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                           SIX MONTH PERIOD ENDED
                                                                        JUNE 30, 1997 JUNE 30, 1996
                                                                        ------------- -------------
OPERATING ACTIVITIES
     Net loss                                                            $ (57,053)   $ (21,137)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities
        Depreciation and amortization, including loan costs                 18,943        6,811
        Amortization of deferred compensation                                  722           96
        Accretion of discount on notes                                      11,833        2,826
        Provision for doubtful accounts                                      2,947          623
        Changes in operating assets and liabilities:
            Accounts receivable                                            (10,510)      (7,608)
            Prepaid expenses and other current assets                       (2,057)        (421)
            Accounts payable                                                (2,095)       2,690
            Other accrued expenses                                           4,041        1,619
                                                                         ---------    ---------
Net cash (used in) provided by operating activities                        (33,229)     (14,501)

INVESTING ACTIVITIES
     Purchase of short-term investments                                         --       (4,750)
     Purchase of business, net of cash acquired                               (165)          --
     Maturities of short-term investments                                      397           --
     Maturities of restricted investments                                    9,989        9,200
     Purchase of telecommunications equipment                             (107,022)     (41,047)
                                                                         ---------    ---------
Net cash used in investing activities                                      (96,801)     (36,597)

FINANCING ACTIVITIES
     Proceeds from sale of Series A preferred stock, net of
       issuance costs                                                      288,164           --
     Proceeds from issuance of senior discount notes                            --      171,226
     Proceeds from sale of common stock                                         --      111,769
     Exercise of stock warrants and options                                    247           --
     Principal payments on long-term debt and capital lease obligation         (64)        (604)
                                                                         ---------    ---------
Net cash provided by (used in) financing activities                        288,347      282,391

Increase (decrease) in cash and cash equivalents                           158,317      231,293

Cash and cash equivalents at beginning of period                           189,546       50,997
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $ 347,863    $ 282,290
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                            $  11,181    $  11,123
                                                                         =========    =========





                            See accompanying notes

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

         Operating results for the three and six month period ended June 30, 1997 are not necessarily an indication of the results that may be expected for the year ending December 31, 1997.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Pending Accounting Changes

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the three and six month periods ended June 30, 1997 and June 30, 1996, earnings per share, under FASB 128, would not have been impacted.

Note 2   Preferred Stock

         On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300 million) of its Series A Redeemable Exchangeable Preferred Stock, due 2009, (the "Series A Preferred Stock") in a private placement transaction. Net proceeds to the Company amounted to approximately $288 million. On June 6, 1997, the company issued 300,000 shares (aggregate liquidation preference $300 million) of its 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Preferred Stock"), which were registered under the Securities Act of 1933, as amended, in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

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

         The Company is accreting the Preferred Stock to its liquidation preference through the due date of the Preferred Stock. The accretion for the three and six month periods ended June 30, 1997 was $285 thousand.

         The Company elected to issue approximately 13,000 additional shares of Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $12.9 million in June 1997, in payment of the first quarterly dividend (accumulated from March 7, 1997 through June 30,
         1997).

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


                                                                                    Six Months Ended
                   (In thousands)                                                     June 30, 1996
                                                                                    -----------------

                   Revenue                                                                $ 56,235
                   Net loss                                                                (22,368)
                   Net loss attributable to common stockholders                            (22,368)
                   Net loss per share                                                        (1.89)

Note 4   Subsequent Events

         On July 11, 1997, Intermedia's wholly owned subsidiary, Daylight Acquisition Corp., completed a merger with DIGEX, Incorporated, a leading nationwide business Internet services provider. The aggregate consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves.

         On July 10, 1997, the Company sold 6,000,000 Depositary Shares (the "Depositary Shares") (aggregate liquidation preference $150,000,000) each representing a one- hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock, (the "Series D Preferred Stock"), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Depositary Shares was exercised and the Company sold an additional 900,000 Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Depositary Shares will be convertible at any time after October 7, 1997, at the option of the holder into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         Concurrently with the sale of the Depositary Shares, the Company sold $606 million principal amount at maturity of 11 1/4% Senior Discount Notes due 2007 (the "Senior Discount Notes") in a private placement transaction. Subsequent thereto, the over- allotment option with respect to the Senior Discount Notes was exercised and the Company sold an additional $43 million principal amount at maturity of Senior Discount Notes. The issue price of the Senior Discount Notes was $577.48 per $1,000 principal amount at maturity of the Senior Discount Notes. Net proceeds to the Company amounted to approximately $365 million. Cash interest will not accrue on the Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11 1/4% per annum. The Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002, and are pari passu with all other senior indebtedness.

         The proceeds of the concurrent private offerings of the Depositary Shares and Senior Discount Notes will be used to retire or defease (the "Retirement") Intermedia's outstanding 13 1/2% Senior Notes due 2005 (the "13 1/2% Notes"), to fund continued implementation of the Company's business plan and for general corporate purposes. The Retirement will result in an extraordinary loss of approximately $42 million in the third quarter of 1997, related to the write-off of unamortized deferred finance costs and pre-payment penalties.

         Until such time as the Retirement becomes effective, the issuance by the Company of the 11 1/4% Senior Discount Notes will constitute an event which could be declared an Event of Default under the Indenture governing the 13 1/2% Notes 30 days after the receipt of notice from the trustee or the holders of 25% of the outstanding principal amount of the 13 1/2% Notes. If such an Event of Default were declared and the maturity of the 13 1/2% Notes were accelerated, this would constitute an Event of Default under the Indenture governing the Company's 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and under the Certificate of Designation setting forth the rights of the Preferred Stock. If the 13 1/2% Notes were accelerated, a portion of the funds deposited with the trustee could be used to repay the 13 1/2% Notes. If the 12 1/2% Notes were also accelerated, the Company would have available funds to pay the 12 1/2% Notes, but such payment would significantly deplete the funds available for the Company's capital expansion plan. An Event of Default would not lead to acceleration of the Preferred Stock or any other securities of the Company.

         The Company has classified the 13 1/2% Notes as a current liability as of June 30, 1997 in the accompanying Balance Sheet due to the Company's intent that the Retirement be completed before the end of the current year.

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

OVERVIEW

         Intermedia Communications Inc. (Intermedia or the Company), formerly Intermedia Communications of Florida, Inc. through May 29, 1996, is a rapidly growing provider of integrated telecommunications solutions for business, government, and the telecommunications industry. Headquartered in Tampa, Florida, Intermedia is the third largest (based on annualized telecommunications revenues) among providers referred to as Competitive Local Exchange Carriers (CLECs). Intermedia offers a full suite of local, long-distance and enhanced data telecommunications services to business and government end user customers, long distance carriers, Internet service providers, resellers, and wireless communications companies serving customers from 36 sales offices located throughout the eastern United States. Intermedia also provides enhanced data/ATM and Internet services in approximately 2,500 cities nationwide, offering customers seamless end-to-end connectivity virtually anywhere in the world.

         Since its inception in 1987, the Company has experienced substantial growth. Building from its original base in Florida, Intermedia is now a provider of integrated telecommunications services to customers that have a presence in the eastern United States. The Company currently has ten digital, fiber optic networks and provides end-to-end connectivity throughout the United States and many international markets. As its networks and service offerings have expanded, the Company has experienced significant year to year growth in revenues and customers.

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

         From 1992 through 1995, the Company had achieved positive EBITDA and increased its revenue base substantially. However, as a result of significant investments in resources necessary to launch local exchange services and expand enhanced data services, EBITDA decreased as a percentage of revenue and the Company's EBITDA was negative for 1996 and the two quarters of 1997. This was due to the significant up front expenses related to the development of its networks and leased facilities, the revenue from which is expected to be realized in later periods. The development of the Company's business and the installation and expansion of its networks have resulted in substantial capital expenditures and net losses during this period of its operations. Procurement of rights-of-way, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses during its rapid expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in anticipation of new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates, but there can be no assurance, that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

         On July 11, 1997, Intermedia's wholly owned subsidiary, Daylight Acquisition Corp., completed a merger (the "Merger") with DIGEX, Incorporated ("DIGEX"), a leading nationwide business Internet services provider. The aggregate consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves in July 1997.

         On June 24, 1997, the Company purchased from Telco Communications Group, Inc. ("Telco") five long distance voice switches and ancillary network equipment located in Atlanta, Chicago, Dallas, Los Angeles and New York (the "Telco Acquisition"). Three of these switches will be upgraded to local/long distance voice switches, consistent with the Company's planned deployment of fifteen local/long distance voice switches by the end of 1997. As part of the Telco Acquisition, the Company also acquired certain network transport services for a three year period. The aggregate purchase price of the Telco Acquisition was approximately $38 million, which was substantially included in the Company's planned expenditures for 1997. The company believes that the Telco Acquisition will allow the Company to more rapidly deploy local/long distance voice switches in these markets and to do so at a lower overall cost. In addition, the transport services acquired as part of the Telco Acquisition will permit the Company to accelerate its deployment of ATM in its intercity and intracity networks. Implementation of ATM will facilitate additional enhanced data and voice services and network efficiencies.

         During the remainder of 1997 and beyond, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $25 billion in 1996 in the Company's service territory. As a result of the Company's planned expansion in 1997, the Company expects to be positioned to provide these services in markets with a total opportunity of approximately $34 billion by the end of 1997, exclusive of the opportunities provided by the DIGEX acquisition.

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

         The following table presents, for the periods indicated, certain information derived from the Company's Condensed Consolidated Statements of Operations, expressed in percentages of revenue:

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      1997             1996             1997             1996
                                                      ----             ----             ----             ----
                                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
     Local network services                            16.8 %          18.8 %           14.5 %           21.0 %
     Enhanced data services                            25.3            30.8             25.5             28.8
     Interexchange services                            55.3            43.0             56.6             41.4
     Integration services                               2.6             7.4              3.4              8.8
                                                      -----           -----            -----            -----
                                                      100.0           100.0            100.0            100.0
Expenses:
     Network operations                                74.3            55.2             71.5             54.5
     Facilities administration and                     11.5             6.8             12.1              6.3
     maintenance
     Cost of goods sold                                 1.5             7.9              2.2              8.5
     Selling, general and administrative               40.8            46.2             42.5             45.2
     Depreciation and amortization                     19.7            21.0             19.3             22.4
                                                      -----           -----            -----            -----
Loss from operations                                  (47.8)          (37.1)           (47.6)           (36.9)
Other income (expense):
     Interest expense                                 (22.2)          (47.6)           (23.6)           (44.2)
     Other income                                      10.9            12.1             10.6             11.5
                                                      -----           -----            -----            -----
Net loss                                              (59.1)          (72.6)           (60.6)           (69.6)
     Preferred stock dividends and accretions          19.6              --             14.1               --
                                                      =====           =====            =====            =====
Net loss attributable to common stockholders          (78.7)%         (72.6)%          (74.7)%          (69.6)%
                                                      =====           =====            =====            =====

The following table sets forth other statistical data derived from the Company's operating records:



                                                                              JUNE 30, 1997          JUNE 30, 1996
                                                                              -------------          -------------
Transport services:
    Buildings connected                                                              1,680                   414
    Route miles                                                                        692                   571
    Fiber optic miles                                                               33,197                21,232
    Network cities
      in operation                                                                      10                     9

Enhanced data services:
    Data switches installed                                                            111                    45
    Frame relay cities                                                               2,720                   944
    Nodes in service                                                                15,096                 3,521
    NNI connections                                                                    321                   110

Local and Long Distance Services:
    Voice switches in operation                                                         12                     3
    Long distance billable minutes                                             101,538,231            49,025,233
    Access line equivalents                                                         30,733                     -

Employees                                                                            1,143                   453




Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996:

         Revenue

         Total revenue increased 198% to $50.1 million for the second quarter of 1997 compared to $16.9 million for the same period in 1996. This increase primarily resulted from the acquisition of EMI, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. Of the increase, approximately $14.7 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Local network services revenue increased 167% to $8.4 million for the second quarter of 1997 compared to $3.2 million for the same period in 1996. This increase primarily resulted from the continued rollout of local exchange services into additional markets. The Company has received CLEC certification in 26 states plus the District of Columbia as of the end of the second quarter of 1997.

         Enhanced data services revenue increased 144% to $12.7 million for the second quarter of 1997 compared to $5.2 million for the same period in 1996. This increase primarily resulted from the expansion of the Company's enhanced data network by 66 switches and 11,575 new frame relay nodes since July 1, 1996. In addition, the number of frame relay cities has increased by 1,776 during the same time period. Of the revenue increase, approximately $4.2 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Interexchange services revenue increased 282% to $27.7 million for the second quarter of 1997 compared to $7.2 million for the same period in 1996. This increase primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. Of the increase, approximately $10.4 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Integration services revenue increased 6% to $1.3 million for the second quarter of 1997 compared to $1.3 million for the same period in 1996. This increase primarily resulted from the Company's increased focus on providing a total service package for the customer.




         Operating Expenses

         Total operating expenses increased 221% to $74.1 million for the second quarter of 1997 compared to $23.1 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, approximately $11.8 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Network operations expenses increased 301% to $37.3 million for the second quarter of 1997 compared to $9.3 million for the same period in 1996. This increase primarily resulted from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. Of the increase, approximately $8.5 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Facilities administration and maintenance expenses increased 403% to $5.8 million for the second quarter of 1997 compared to $1.2 million for the same period in 1996. Of the increase, approximately $1.2 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network.

         Selling, general and administrative expenses increased 163% to $20.5 million for the second quarter of 1997 compared to $7.8 million for the same period in 1996. This increase primarily resulted from the Company's continued growth and represented a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. Of the increase, approximately $.9 million was attributable to the inclusion of EMI's operating results for the second quarter of 1997.

         Depreciation and amortization expenses increased 180% to $9.9 million for the second quarter of 1997 compared to $3.5 million for the same period in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and the first six months of 1997, relating to ongoing network expansion.

         Interest Expense

         Interest expense increased 39% to $11.1 million for the second quarter of 1997 compared to $8 million for the same period in 1996. This increase primarily resulted from interest expense on the May 1996 issuance of $330 million principal amount of the Company's 12 1/2% Senior Discount Notes (the "12 1/2% Notes").

         Other Income

         Other income increased 170% to $5.5 million for the second quarter of 1997 compared to $2 million for the same period in 1996. This increase was primarily the result of interest earned on the cash available from the excess proceeds relating to the May 1996 issuance of the 12 1/2% Notes, the May 1996 issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share and the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Company's 13 1/2% Series A Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock").

         Net Loss

         Net loss increased 142% to $29.7 million for the second quarter of 1997 compared to $12.2 million for the same period in 1996. This increase was due primarily to the increased operating expenses resulting from the expansion of the network and increased interest costs.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions of $9.8 million resulted from the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Company's Series A Preferred Stock.

         EBITDA

         EBITDA decreased 420% to $(14.1) million for the second quarter of 1997 compared to $(2.7) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expenses, such as increases in sales, customer service and market development costs, prior to realizing revenues associated with these expenditures.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996:

         Revenue

         Total revenue increased 210% to $94.1 million for the six months ended June 30, 1997 compared to $30.4 million for the same period in 1996. This increase primarily resulted from the acquisitions of EMI, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. Of the increase, approximately $28.7 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Local network services revenue increased 114% to $13.6 million for the six months ended June 30, 1997 compared to $6.4 million for the same period in 1996. This increase primarily resulted from the continued rollout of local exchange services into additional markets. The Company has received CLEC certification in 26 states plus the District of Columbia as of the end of the second quarter of 1997.

         Enhanced data services revenue increased 174% to $24 million for the six months ended June 31, 1997 compared to $8.7 million for the same period in 1996. This increase primarily resulted from the expansion of the Company's enhanced data network by 66 switches and 11,575 new frame relay nodes since July 1, 1996. In addition, the number of frame relay cities has increased by 1,776 during the same time period. Of the revenue increase, approximately $8.2 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Interexchange services revenue increased 324% to $53.2 million for the six months ended June 30, 1997 compared to $12.6 million for the same period in 1996. This increase primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. Of the increase, approximately $20.5 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Integration services revenue increased 20% to $3.2 million for the six months ended June 30, 1997 compared to $2.7 million for the same period in 1996. This increase primarily resulted from the Company's increased focus on providing a total service package for the customer.


         Operating Expenses

         Total operating expenses increased 234% to $138.9 million for the six months ended June 30, 1997 compared to $41.6 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, approximately $22 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Network operations expenses increased 306% to $67.3 million for the six months ended June 30, 1997 compared to $16.6 million for the same period in 1996. This increase primarily resulted from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. Of the increase, approximately $15.6 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Facilities administration and maintenance expenses increased 500% to $11.4 million for the six months ended June 30, 1997 compared to $1.9 million for the same period in 1996. Of the increase, approximately $2.2 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network.

         Selling, general and administrative expenses increased 192% to $40 million for the six months ended June 30, 1997 compared to $13.7 million for the same period in 1996. This increase primarily resulted from the Company's continued growth and represented a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. Of the increase, approximately $1.7 million was attributable to the inclusion of EMI's operating results for the six months ended June 30, 1997.

         Depreciation and amortization expenses increased 167% to $18.2 million for the six months ended June 30, 1997 compared to $6.8 million for the same period in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and the first six months of 1997, relating to ongoing network expansion.

         Interest Expense

         Interest expense increased 66% to $22.2 million for the six months ended June 30, 1997 compared to $13.4 million for the same period in 1996. This increase primarily resulted from interest expense on the May 1996 issuance of the 12.5% Notes.

         Other Income

         Other income increased 186% to $10 million for the six months ended June 30, 1997 compared to $3.5 million for the same period in 1996. This increase was primarily the result of interest earned on the cash available from the excess proceeds relating to the May 1996 issuance of the 12.5% Notes, the May 1996 issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share and the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Series A Preferred Stock.

         Net Loss

         Net loss increased 170% to $57.1 million for the six months ended June 30, 1997 compared to $21.1 million for the same period in 1996. This increase was due primarily to the increased operating expenses resulting from the expansion of the network and increased interest costs.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions of $13.2 million resulted from the March 1997 issuance of 30,000 shares (aggregate liquidation preference $300 million) of the Series A Preferred Stock.


         EBITDA

         EBITDA decreased 506% to $(26.7) million for the six months ended June 30, 1997 compared to $(4.4) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expenses, such as increases in sales, customer service and market development costs, prior to realizing revenues associated with these expenditures.

Liquidity and Capital Resources

         The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were $107.1 million and $41 million for the six months ended June 30, 1997 and 1996, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) development of the Company's enhanced data services. In addition, the Company utilized approximately $155 million of its available cash to complete the acquisition of DIGEX in July 1997.

         The Company has funded a substantial portion of these expenditures through the public sale of debt and equity securities and to a lesser extent, privately placed debt. From inception through December 31, 1996, the Company raised approximately $212.6 million from the sale of Common Stock, including Common Stock issued in connection with the acquisitions of FiberNet, Phone One, EMI and UTT, and $324.6 million from the sale of senior debt.

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

         In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to expend substantial amounts to upgrade its existing networks in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. The Company is certified as a CLEC in 26 states and the District of Columbia, allowing the Company to provide local exchange services in those markets. In addition, the Company expects to expend capital toward the further development of the Company's enhanced data service and interchange service offerings.

         The Company currently estimates that it will require approximately $90 million to fund anticipated capital requirements during the remainder of 1997, which it expects to fund from its available cash. The Company does not believe that the acquisition of DIGEX will have a material impact on its capital expenditure requirements.

         On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300,000,000) of the Series A Preferred Stock in a private placement transaction. Net proceeds to the Company amounted to approximately $288 million. On June 6, 1997, the company issued 300,000 shares (aggregate liquidation preference $300 million) of its 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Preferred Stock"), which were registered under the Securities Act of 1933, as amended, in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

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

         On July 11, 1997, Intermedia's wholly owned subsidiary, Daylight Acquisition Corp., completed a merger (the "Merger") with DIGEX, Incorporated ("DIGEX"), a leading nationwide business Internet services provider. The aggregate consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves in July 1997.

         On July 10, 1997, the Company sold 6,000,000 Depositary Shares (the "Depositary Shares") (aggregate liquidation preference $150,000,000) each representing a one-hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock, (the "Series D Preferred Stock"), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Depositary Shares was exercised and the Company sold an additional 900,000 Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Depositary Shares will be convertible at any time after October 7, 1997, at the option of the holder into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         Concurrently with the sale of the Depositary Shares, the Company sold $606 million principal amount at maturity of 11 1/4% Senior Discount Notes due 2007 (the "Senior Discount Notes") in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Senior Discount notes was exercised and the Company sold an additional $43 million principal amount at maturity of Senior Discount Notes. The issue price of the Senior Discount Notes was $577.48 per $1,000 principal amount at maturity of the Senior Discount Notes. Net proceeds to the Company amounted to approximately $365 million. Cash interest will not accrue on the Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11 1/4% per annum. The Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002, and are pari passu with all other senior indebtedness.

         The proceeds of the concurrent private offerings of the Depositary Shares and Senior Discount Notes will be used to retire or defease (the "Retirement") Intermedia's outstanding 13 1/2% Senior Notes due 2005 (the "13 1/2% Notes"), to fund continued implementation of the Company's business plan and for general corporate purposes. The Retirement will result in an extraordinary loss of approximately $42 million in the third quarter of 1997, related to the write-off of unamortized deferred finance costs and pre-payment penalties.

         Until such time as the Retirement becomes effective, the issuance by the Company of the 11 1/4% Senior Discount Notes will constitute an event which could be declared an Event of Default under the Indenture governing the 13 1/2% Notes 30 days after the receipt of notice from the trustee or the holders of 25% of the outstanding principal amount of the 13 1/2% Notes. If such an Event of Default were declared and the maturity of the 13 1/2% Notes were accelerated, this would constitute an Event of Default under the Indenture governing the 12 1/2% Notes and under the Certificate of Designation setting forth the rights of the Preferred Stock. If the 13 1/2% Notes were accelerated, a portion of the funds deposited with the trustee could be used to repay the 13 1/2% Notes. If the 12 1/2% Notes were also accelerated, the Company would have available funds to pay the 12 1/2% Notes, but such payment would significantly deplete the funds available for the Company's capital deployment plan. An Event of Default would not lead to acceleration of the Preferred Stock or any other securities of the Company.

         The Company has classified the 13 1/2% Notes as a current liability as of June 30, 1997 in the accompanying Balance Sheet due to the Company's intent that the Retirement be completed before the end of the current year.

         The Company expects that its available cash, including proceeds from the concurrent offerings of the Senior Discount Notes and Depositary Shares and the exercise of the over-allotment options related to those concurrent offerings, and credit availability will be sufficient to fund its accelerated and expanded capital deployment plan. If the Company were to require additional financing, it would seek to obtain such financing through the sale of public or private debt and/or equity securities or through securing a bank credit facility. There can be no assurance as to the availability of the terms upon which such financing might be available. Moreover, the 12 1/2% Notes, the Senior Discount Notes and the Preferred Stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

         The Company has from time to time held, and continues to hold, preliminary discussions -with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in the Company and (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any thereof is necessary to successfully implement its strategic plans.

Impact of Inflation

         Inflation has not had a significant impact on the Company's operations over the past 3 years.


The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the "Complaints"), purported stockholders of DIGEX, Incorporated ("DIGEX") on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the Directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the Merger and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors.

         These cases are in their very early stages and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

ITEM 2.  Changes in Securities

         On July 10, 1997, the Company sold 6,000,000 Depositary Shares (aggregate liquidation preference $150,000,000) each representing a one-hundredth interest in a share of Series D Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Depositary Shares was exercised and the Company sold an additional 900,000 Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Depositary Shares will be convertible at any time after October 7, 1997, at the option of the holder into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         The Depositary Shares were issued and sold to the initial purchasers pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers of the Depositary Shares represented to the Company, among other things, that
(i) it is a qualified institutional buyer ("QIB"), (ii) it is not acquiring the Depositary Shares with a view to any distribution thereof that would violate the Act or the securities laws of any state of the United States or any other applicable jurisdiction, (iii) it will be re-offering and reselling the Depositary Shares only to QIBs in reliance on the exemption from the registration requirements of the Act provided by Rule 144A and to accredited investors in a private placement exempt from the registration requirements of the Act, and (iv) no form of general solicitation or general advertising has been or will be used by it or any of its representatives in connection with the offer and sale of any of the Depositary Shares.

ITEM 3.  Defaults Upon Senior Securities

         The proceeds of the concurrent private offerings of the Depositary Shares and Senior Discount Notes will be used to fund the Retirement, to fund continued implementation of the Company's business plan and for general corporate purposes. The Retirement will result in an extraordinary loss of approximately $42 million in the third quarter of 1997, related to the write-off of unamortized deferred finance costs and pre-payment penalties.

         Until such time as the Retirement becomes effective, the issuance by the Company of the Senior Discount Notes will constitute an event which could be declared an Event of Default under the Indenture governing the 13 1/2% Notes 30 days after the receipt of notice from the trustee or the holders of 25% of the outstanding principal amount of the 13 1/2% Notes. If such an Event of Default were declared and the maturity of the 13 1/2% Notes were accelerated, this would constitute an Event of Default under the Indenture governing the 12 1/2% Notes and under the Certificate of Designation setting forth the rights of the Preferred Stock. If the 13 1/2% Notes were accelerated, a portion of the funds deposited with the trustee could be used to repay the 13 1/2% Notes. If the 12 1/2% Notes were also accelerated, the Company would have available funds to pay the 12 1/2% Notes, but such payment would significantly deplete the funds available for the Company's capital expansion plan. An Event of Default would not lead to acceleration of the Preferred Stock or any other securities of the Company.

         The Company has classified the 13 1/2% Notes as a current liability as of June 30, 1997 in the accompanying Balance Sheet due to the Company's intent that the Retirement will be completed before the end of the current year.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 22,1997. At the meeting, the following actions were taken by the stockholders:

         The following two members were re-elected to the Company's Board of Directors to hold office for terms expiring in 2000 or when their respective successors have been duly elected and qualified. The voting on the resolution was as follows:

Nominee                         For                Against             Abstained
-------                         ---                -------             ---------
David C. Ruberg            15,162,700                  -               307,900
Philip A. Campbell         15,167,500                  -               303,100

         The number of shares of Common Stock authorized for issuance under the Company's Long-Term Incentive Plan was increased from 1,500,000 shares to 2,500,000 shares. The voting on the resolution was as follows:

              For                 Against            Abstained              Not voted
              ---                 -------            ---------              ---------
          8,645,042             3,679,125               23,042              3,123,391

          An amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of preferred stock from 500,000 shares to 2,000,000 was approved. The voting on the resolution was as follows:


              For                 Against            Abstained              Not voted
              ---                 -------            ---------              ---------
          9,926,378             2,389,584             31,247                 3,123,391



          An amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2009 from 60,000 shares to 600,000 shares and to concurrently decrease the liquidation preference of each authorized share of Preferred Stock from $10,000 per share to $1,000 per share was approved. The voting on the resolution was as follows:

              For                 Against            Abstained              Not voted
              ---                 -------            ---------              ---------
         11,613,514               667,048            66,647                 3,123,391

          The appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997 was ratified. The voting on the resolution was as follows:

              For                 Against            Abstained              Not voted
              ---                 -------            ---------              ---------
         15,440,093                19,865             10,642                    -

ITEM 5.  Other Information
         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27   Financial Data Schedule (For SEC Use Only)

         (b)   Reports on Form 8-K

               The following reports on Form 8-K were filed during the second quarter of 1997 and through July 9, 1997:

                The Company filed a Current Report on Form 8-K, dated June 5, 1997, reporting under Item 5 an announcement concerning the Company's execution of a definitive agreement for the acquisition of DIGEX, Incorporated.

                The Company filed a Current Report on Form 8-K, dated June 24, 1997, reporting under Item 5 the commencement of two concurrent private offerings of its securities.

                The Company filed a Current Report on Form 8-K, dated July 9, 1997, reporting under Item 2 the completion of the acquisition of DIGEX, Incorporated by Daylight Acquisition, Corp., a wholly owned subsidiary of Intermedia

                  Communications Inc. The Company also reported under Item 5 the completion of the concurrent private placements of its securities.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 1997

                                                 INTERMEDIA COMMUNICATIONS INC.
                                                          (Registrant)




                                                 /s/ Robert M. Manning
                                                 -------------------------------
                                                 Robert M. Manning
                                                 Senior Vice President and
                                                 Chief Financial Officer




                                                 /s/  Jeanne M. Walters
                                                 -------------------------------
                                                 Jeanne M. Walters
                                                 Controller and Chief Accounting
                                                 Officer