Form 10-Q
period 1997-09-30
INTERMEDIA COMMUNICATIONS OF FLORIDA INC
filed 1997-11-14
CIK 885067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------
                                    FORM 10-Q
                               -----------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997


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

                         Telephone Number (813) 829-0011
             ------------------------------------------------------


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

As of November 6, 1997, there were 17,268,057 shares of the Registrant's Common Stock outstanding.

================================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                        PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

               Condensed Consolidated Statements of
                  Operations - Three and nine month
                  periods ended September 30, 1997 and 1996.........        3

              Condensed Consolidated Balance Sheets -
                  September 30, 1997 and December 31,
                  1996..............................................        4

              Condensed Consolidated Statements of Cash
                  Flows - Nine month periods ended
                  September 30, 1997 and 1996......................         5

              Notes to Condensed Consolidated Financial Statements..        6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...............       10

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.....................................       20

ITEM 2.       CHANGES IN SECURITIES.................................       20

ITEM 3.       DEFAULT UPON SENIOR SECURITIES........................       21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...       21

ITEM 5.       OTHER INFORMATION.....................................       21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K......................       21

SIGNATURES    ......................................................       23

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements




                         INTERMEDIA COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                   ------------------  ------------------  ------------------  ------------------
Revenues:
    Local network services                           $     11,814         $      3,288        $     25,457        $      9,670
    Enhanced data services                                 30,843               10,746              54,831              19,493
    Interexchange services                                 27,637               19,249              80,877              31,806
    Integration services                                      952                  697               4,152               3,364
                                                     ------------         ------------        ------------        ------------
                                                           71,246               33,980             165,317              64,333

 Expenses:
    Network operations                                     49,032               25,003             116,295              41,554
    Facilities administration and maintenance               9,985                2,413              21,409               4,316
    Cost of goods sold                                        503                  589               2,537               3,174
    Selling, general and administrative                    25,004               10,174              64,983              23,884
    Depreciation and amortization                          16,100                5,255              34,274              12,069
    Charge for in-process R&D                              60,000                   --              60,000                  --
                                                     ------------         ------------        ------------        ------------
                                                          160,624               43,434             299,498              84,997
                                                     ------------         ------------        ------------        ------------
Loss from operations                                      (89,378)              (9,454)           (134,181)            (20,664)

Other income (expense):
    Interest expense                                      (17,689)             (10,774)            (39,895)            (24,179)
    Other income                                            6,736                5,723              16,691               9,201
                                                     ------------         ------------        ------------        ------------
Loss before extraordinary items                          (100,331)             (14,505)           (157,385)            (35,642)
Extraordinary loss on early extinguishment of debt        (43,834)                  --             (43,834)                 --
                                                     ------------         ------------        ------------        ------------
Net loss                                                 (144,165)             (14,505)           (201,219)            (35,642)
Preferred stock dividends and accretions                  (13,895)                  --             (27,118)                 --
                                                     ------------         ------------        ------------        ------------
Net loss attributable to common stockholders         $   (158,060)        $    (14,505)       $   (228,337)       $    (35,642)
                                                     ============         ============        ============        ============


Loss before extraordinary item, including
  preferred stock dividends and accretions           $      (6.82)        $      (0.90)       $     (11.21)       $      (2.69)
Extraordinary loss                                          (2.62)                0.00               (2.66)               0.00
                                                     ============         ============        ============        ============
Net loss per common share                            $      (9.44)        $      (0.90)       $     (13.87)       $      (2.69)
                                                     ============         ============        ============        ============

Weighted average number of shares outstanding          16,739,730           16,126,448          16,462,731          13,242,546
                                                     ============         ============        ============        ============


                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                   SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                                   ------------------      -----------------
                                    ASSETS
Current Assets:
       Cash and cash equivalents                                                      $   471,101              $ 189,546
       Short-term investments                                                                 491                  6,041
       Restricted investments                                                               6,351                 26,675
       Accounts receivable, less allowance for
         doubtful accounts of $3,873 in 1997 and $1,346 in 1996                            46,855                 19,272
       Prepaid expenses and other current assets                                            4,316                  5,230
                                                                                      -----------              ---------
Total current assets                                                                      529,114                246,764

Restricted investments                                                                         --                 10,481

Telecommunications equipment                                                              453,545                241,481
  Less accumulated depreciation                                                           (65,731)               (37,574)
                                                                                      -----------              ---------
Telecommunications equipment, net                                                         387,814                203,907

Intangible assets, net                                                                    162,610                 48,397
Other assets                                                                                6,647                  3,391
                                                                                      -----------              ---------
Total assets                                                                          $ 1,086,185              $ 512,940
                                                                                      ===========              =========

            LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                               $    47,325              $  29,895
       Other accrued expenses                                                              28,258                 10,307
       Current portion of long term debt and capital lease obligation                       3,882                    532
                                                                                      -----------              ---------
Total current liabilities                                                                  79,465                 40,734

Long-term debt and capital lease obligations                                              615,380                357,975
                                                                                      -----------              ---------
Total liabilities                                                                         694,845                398,709

Series B redeemable exchangeable preferred stock and accrued dividends, $.10
  par value; 600,000 shares authorized in 1997; 323,499 shares outstanding in 1997        312,002                     --

Series D junior convertible preferred stock and accrued dividends, $1.00
  par value; 69,000 shares authorized in 1997; 69,000 shares outstanding in 1997          170,109                     --

Stockholders' equity (deficit):
       Common stock, $.01 par value; 50,000,000 shares authorized in both 1997 and 1996; 17,087,429 and 16,285,340 shares issued and
         outstanding in 1997 and 1996, respectively                                           171                    163
       Additional paid-in capital                                                         237,334                212,811
       Accumulated deficit                                                               (319,478)               (91,141)
       Deferred compensation                                                               (8,798)                (7,602)
                                                                                      -----------              ---------
Total stockholders' equity (deficit)                                                      (90,771)               114,231
                                                                                      -----------              ---------
Total liabilities, preferred stock and stockholders' equity (deficit)                 $ 1,086,185              $ 512,940
                                                                                      ===========              =========





                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NINE MONTH PERIOD ENDED
                                                                                SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                                                ------------------       ------------------
OPERATING ACTIVITIES
     Net loss                                                                     $(201,219)                 $ (35,642)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities;
        Extraordinary loss on early extinguishment of debt, noncash portion           5,869                         --
        Depreciation and amortization, including loan costs                          35,514                     12,178
        Gain on sale of telecommunications equipment                                    (12)                        --
        Amortization of deferred compensation                                         1,095                        501
        Accretion of discount on notes                                               27,712                      8,583
        Provision for doubtful accounts                                               3,834                        714
        Charge for in-process R&D                                                    60,000                         --
        Changes in operating assets and liabilities:
            Accounts receivable                                                     (25,648)                   (14,879)
            Prepaid expenses and other current assets                                (1,483)                    (2,258)
            Accounts payable                                                          8,777                     11,932
            Other accrued expenses                                                    3,685                      8,523
                                                                                  ---------                  ---------
Net cash used in operating activities                                               (81,876)                   (10,348)

INVESTING ACTIVITIES
     Purchase of short-term investments                                                  --                    (10,291)
     Purchase of business, net of cash acquired                                    (150,085)                        --
     Maturities of short-term investments                                             5,550                         --
     Maturities of restricted investments                                            30,805                      9,481
     Proceeds from sale of telecommunications equipment                                  44                         --
     Purchase of telecommunications equipment                                      (178,776)                   (80,810)
                                                                                  ---------                  ---------
Net cash used in investing activities                                              (292,462)                   (81,620)

FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of
       issuance costs                                                               454,992                         --
     Proceeds from issuance of senior discount notes                                362,993                    171,226
     Proceeds from sale of common stock                                                  --                    112,086
     Proceeds from exercise of stock warrants and options                             2,861                         --
     Principal payments on long-term debt and capital lease obligation             (164,953)                      (980)
                                                                                  ---------                  ---------
Net cash provided by financing activities                                           655,893                    282,332

Increase in cash and cash equivalents                                               281,555                    190,364

Cash and cash equivalents at beginning of period                                    189,546                     50,997
                                                                                  ---------                  ---------

Cash and cash equivalents at end of period                                        $ 471,101                  $ 241,361
                                                                                  =========                  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                     $  11,759                  $  16,675
                                                                                  =========                  =========




                            See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Operating results for the three and nine month periods ended September 30, 1997 are not necessarily an indication of the results that may be expected for the year ending December 31, 1997.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Recent Pronouncements

         Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. For the three and nine month periods ended September 30, 1997 and September 30, 1996, earnings per share, under FASB 128, would not have been impacted.

         Segments

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which supersedes Financial Accounting Standards No. 14. FASB 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. FASB 131 is effective for fiscal years beginning after December 15, 1997.

         Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB 130"). FASB 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. FASB 130 is effective for fiscal years beginning after December 15, 1997.

Note 2 Debt

         On July 9, 1997, concurrently with the sale of the 6,000,000 Series D Depositary Shares, (as defined in Note 3), the Company sold $606 million principal amount at maturity of 11 1/4% Senior Discount Notes due 2007 (the "11 1/4% Notes") in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11 1/4% Notes was exercised and the Company sold an additional $43 million principal amount at maturity of 11 1/4% Notes. The issue price of the 11 1/4% Notes was $577.48 per $1,000 principal amount at maturity of the 11 1/4% Notes. Net proceeds to the Company amounted to approximately $365 million. Cash interest will not accrue on the 11 1/4% Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11 1/4% Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11 1/4% per annum. The 11 1/4% Notes will be redeemable, at the Company's option at any time on or after July 15, 2002, and are pari passu with all other senior indebtedness.

         The Company used a portion of the proceeds of the 11 1/4% Notes to retire or defease (the"Retirement") Intermedia's outstanding 13 1/2% Senior Notes due 2005 (the "13 1/2% Notes"). The Retirement resulted in an extraordinary loss, as shown in the accompanying consolidated statement of operations, of approximately $44 million in the third quarter of 1997.

         Also see note 5, Subsequent Events, for information regarding an additional issuance of debt securities subsequent to September 30, 1997.


Note 3 Preferred Stock

         On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300 million) of its Series A Redeemable Exchangeable Preferred Stock, due 2009, (the "Series A Preferred Stock") in a private placement transaction. Net proceeds to the Company amounted to approximately $288 million. On June 6, 1997, the company issued 300,000 shares (aggregate liquidation preference $300 million) of its 13 1/2% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Series B Preferred Stock"), which were registered under the Securities Act of 1933, as amended, in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Series B Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

         The Company may, at its, option, exchange some or all shares of the Series B Preferred Stock for the Company's 13 1/2% Senior Subordinated Debentures, due 2009 (the "Exchange Debentures"). The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

         The Company is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the three and nine month periods ended September 30, 1997 was $226 thousand and $512 thousand, respectively.

         The Company elected to issue approximately 13,000 additional shares of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $12.9 million in June 1997, in payment of the first quarterly dividend (accumulated from March 7, 1997 through June 30, 1997). In September 1997, the Company elected to issue approximately 11,000 additional shares of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $10.6 million, in payment of the second quarterly dividend (accumulated from July 1, 1997 through September 30, 1997).

         On July 9, 1997, the Company sold 6,000,000 Depositary Shares (the "Series D Depositary Shares") (aggregate liquidation preference $150,000,000) each representing a one-hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock, (the "Series D Preferred Stock"), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         The Company is accreting the Series D Depositary Shares to its liquidation preference through the due date of the Series D Preferred Stock. The accretion for the three and nine month periods ended September 30, 1997 was $357 thousand.

         Also see note 5, Subsequent Events, for information regarding an additional issuance of preferred stock subsequent to September 30, 1997.

Note 4 Acquisitions

         During June 1996, the Company acquired the Telecommunications Division of EMI Communications corporation ("EMI") in exchange for 937,500 shares of the Company's Common stock, valued at approximately $16.9 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair values of assets acquired, principally telecommunications equipment. EMI's telecommunications division, headquartered in Syracuse, New York, is a provider of frame relay based network services and interexchange private line services primarily in the northeastern United States. EMI operates owned and leased microwave and fiber optic digital network capacity in New York, Massachusetts, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Maryland and the District of Columbia and maintains POPs in most major cities in these states.

         During December 1996, the Company acquired, in two separate transactions, certain assets and the related businesses of Universal Telcom, Inc. ("UTT") and NetSolve, Incorporated ("NetSolve"). The purchase price for UTT included 31,380 shares of the Company's common stock, valued at approximately $.9 million, and the assumption of approximately $2 million of UTT's liabilities. NetSolve was purchased for cash of $12.8 million. The acquisitions are accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired, principally goodwill. The goodwill, including an additional $.2 million for legal expenses, for these acquisitions has been adjusted during the first quarter of 1997 due to the finalization of the purchase price allocation.

         On June 24, 1997, the Company purchased from Telco Communications Group, Inc. ("Telco") five long distance voice switches and ancillary network equipment located in Atlanta, Chicago, Dallas, Los Angeles and New York (the "Telco Acquisition"). Three of these switches will be upgraded to local/long distance voice switches, consistent with the Company's planned deployment of at least fifteen local/long distance voice switches by the end of 1997. As part of the Telco Acquisition, the Company also acquired certain network transport services for a three year period. The aggregate purchase price of the Telco Acquisition was approximately $38 million. The company believes that the Telco Acquisition will allow the Company to more rapidly deploy local/long distance voice switches in these markets and to do so at a lower overall cost. In addition, the transport services acquired as part of the Telco Acquisition will permit the Company to accelerate its deployment of ATM in its intercity and intracity networks. Implementation of ATM will facilitate additional enhanced data and voice services and network efficiencies.

         During July 1997, Intermedia acquired DIGEX, Incorporated ("DIGEX"), a leading nationwide business Internet services provider. Aggregate cash consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed. For purpose of the financial statements as of September 30, 1997 and for the periods then ended, certain aspects of the purchase price allocation, related to duplicate network facilities and differing lease market rates, were accounted for on a preliminary basis pending the receipt by the Company of additional information and the performance of certain evaluations. Such information and evaluations are anticipated to be completed in the fourth quarter. In addition, the Company obtained an independent valuation related to fixed assets, developed and in-process technology, and other identifiable intangible assets. Based upon this valuation, the amount allocated to purchased research and development ($60 million) is recorded as a one-time charge to earnings in the accompanying consolidated statements of operations.

         The following unaudited pro forma results of operations presents the consolidated results of operations as if the acquisition of UTT, NetSolve and EMI had occurred on January 1, 1996, and DIGEX on January 1, 1997. These proforma results do not purport to be indicative of the results that actually would have occurred if the companies had been acquired as of that date or of results which may occur in the future.

                                                Nine Months Ended September 30,
            (In thousands)                        1997                 1996
                                             ---------------   ----------------

            Revenue                             $184,963           $90,215
            Net loss                            (223,355)          (36,873)
            Net loss attributable
             to common stockholders             (250,473)          (36,873)
            Net loss per common share             (15.21)            (2.78)

Note 5 Subsequent Events

         On October 30, 1997, the Company sold 7,000,000 Depositary Shares (the "Series E Depositary Shares") (aggregate liquidation preference $175,000,000) each representing a one-hundredth interest in a share of the Company's 7% Series E Junior Convertible Preferred Stock, (the "Series E Preferred Stock"), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and the Company sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference of $25,000,0000). Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series E Preferred Stock will be redeemable at the option of the Company at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004.

         The Series E Depositary Shares will be convertible at any time after December 29, 1997, at the option of the holder into Common Stock of the Company at a conversion price of $60.47 per share of Common Stock, subject to certain adjustments.

         Concurrently with the sale of the Series E Depositary Shares, the Company sold $250 million principal amount of 8 7/8% Senior Notes due 2007 (the "8 7/8% Notes") in a private placement transaction. Net proceeds to the Company amounted to approximately $243 million. Cash interest on the 8 7/8% Notes will be payable semi-annually in arrears on May 1 and November 1 at a rate of 8 7/8% per annum. The 8 7/8% Notes will be redeemable, at the Company's option at any time on or after November 1, 2002, and are pari passu with all other senior indebtedness.

         The proceeds of the Series E Depositary Shares will be used to finance the continued expansion of the Company's telecommunications networks, including but not limited to, network electronics, such as local/long distance voice and data switches, and for general corporate purposes, including working capital. The net proceeds from the offering of the 8 7/8% Notes will be used to fund up to 80% of the cost of acquisition or construction by the Company of telecommunications-related assets.

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

OVERVIEW
         Intermedia Communications Inc. ("Intermedia" or the "Company"), formerly Intermedia Communications of Florida, Inc. through May 29, 1996, is a rapidly growing provider of integrated telecommunications solutions for business, government, and the telecommunications industry. Headquartered in Tampa, Florida, Intermedia is the third largest (based on annualized telecommunications revenues) among providers referred to as Competitive Local Exchange Carriers ("CLECs"). Intermedia offers a full suite of local, long-distance and enhanced data telecommunications services to business and government end user customers, long distance carriers, Internet service providers, resellers, and wireless communications companies serving customers from 43 sales offices located throughout the eastern United States. Intermedia also provides enhanced data/ATM and Internet services in approximately 3,787 cities nationwide, offering customers seamless end-to-end connectivity virtually anywhere in the world.

         Since its inception in 1987, the Company has experienced substantial growth. Building from its original base in Florida, Intermedia is now a provider of integrated telecommunications services to customers that have a presence in the eastern United States. The Company currently has ten digital fiber optic networks and provides end-to-end connectivity throughout the United States and many international markets. As its networks and service offerings have expanded, the Company has experienced significant year to year growth in revenues and customers.

         Intermedia competes with the Incumbent Local Exchange Carriers ("ILECs") and Interexchange Carriers ("IXCs") in its service territory and offers a full range of voice and data telecommunications services. Intermedia's customers include a broad range of business and government end users and IXC's. The Company delivers local network services, including local exchange service, primarily over digital fiber optic telecommunications networks that it either owns or leases. In some circumstances, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. This intercity network combined with the Company's local/long distance voice switches allows the Company to provide interexchange long distance service domestically and internationally.

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

         From 1992 through 1995, the Company had achieved positive EBITDA and increased its revenue base substantially. However, as a result of significant investments in resources necessary to launch local exchange services and expand enhanced data services, EBITDA decreased as a percentage of revenue and the Company's EBITDA was negative for 1996 and the first three quarters of 1997. This was due to the significant up front expenses related to the development of its networks and leased facilities, the revenue from which is expected to be realized in later periods. The development of the Company's business and the installation and expansion of its networks have resulted in substantial capital expenditures and net losses during this period of its operations. Procurement of rights-of-way, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses during its rapid expansion. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in anticipation of new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates, but there can be no assurance, that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

         On June 24, 1997, the Company purchased from Telco Communications Group, Inc. ("Telco") five long distance voice switches and ancillary network equipment located in Atlanta, Chicago, Dallas, Los Angeles and New York (the "Telco Acquisition"). Three of these switches will be upgraded to local/long distance voice switches, consistent with the Company's planned deployment of at least fifteen local/long distance voice switches by the end of 1997. As part of the Telco Acquisition, the Company also acquired certain network transport services for a three year period. The aggregate purchase price of the Telco Acquisition was approximately $38 million, which was substantially included in the Company's planned expenditures for 1997. The company believes that the Telco Acquisition will allow the Company to more rapidly deploy local/long distance voice switches in these markets and to do so at a lower overall cost. In addition, the transport services acquired as part of the Telco Acquisition will permit the Company to accelerate its deployment of ATM in its intercity and intracity networks. Implementation of ATM will facilitate additional enhanced data and voice services and network efficiencies.

         On July 11, 1997, Intermedia's wholly owned subsidiary, Daylight Acquisition Corp., completed a merger (the "Merger") with DIGEX, Incorporated ("DIGEX"), a leading nationwide business Internet services provider. The aggregate cash consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves in July 1997.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Company's Condensed Consolidated Statements of Operations, expressed in percentages of revenue:

                                                    THREE MONTHS ENDED SEPT. 30, NINE MONTHS ENDED SEPT. 30,
                                                        1997           1996         1997            1996
                                                        ----           ----         ----            ----
                                                    (UNAUDITED)     (UNAUDITED)  (UNAUDITED)     (UNAUDITED)
Revenues:
     Local network services                             16.6%           9.7%          15.4%          15.0%
     Enhanced data services                             43.3           31.6           33.2           30.3
     Interexchange services                             38.8           56.6           48.9           49.5
     Integration services                                1.3            2.1            2.5            5.2
                                                     -------          -----        -------        -------
                                                       100.0          100.0          100.0          100.0
Expenses:
     Network operations                                 68.8           73.6           70.3           64.6
     Facilities administration and                      14.0            7.1           13.0            6.7
     maintenance
     Cost of goods sold                                   .7            1.7            1.5            4.9
     Selling, general and administrative                35.1           29.9           39.3           37.1
     Depreciation and amortization                      22.6           15.5           20.7           18.8
     Charge for in-process R&D                          84.2             --           36.3             --
                                                     -------          -----        -------        -------
Loss from operations                                  (125.4)         (27.8)         (81.2)         (32.1)
Other income (expense):
     Interest expense                                  (24.8)         (31.7)         (24.1)         (37.6)
     Other income                                        9.5           16.8           10.1           14.3
                                                     -------          -----        -------        -------
Loss before extraordinary items                       (140.7)         (42.7)         (95.2)         (55.4)
Extraordinary item                                     (61.5)            --          (26.5)            --
                                                     -------          -----        -------        -------
Net Loss                                              (202.2)         (42.7)        (121.7)         (55.4)
     Preferred stock dividends and accretions          (19.5)            --          (16.4)            --
                                                     -------          -----        -------        -------
Net loss attributable to common stockholders          (221.7)%        (42.7)%       (138.1)%        (55.4)%
                                                     =======          =====        =======        =======

         The following table sets forth other statistical data derived from the Company's operating records:

                                                  SEPT. 30, 1997                  SEPT. 30, 1996
                                                  --------------                  --------------
Transport services:
    Buildings connected                                2,703                             429
    Route miles                                          762                             647
    Fiber optic miles                                 33,801                          23,763
    Network cities
      in operation                                        10                               9

Enhanced data services:
    Data switches installed                              130                              76
    Frame relay cities                                 3,787                           1,134
    Nodes in service                                  17,286                           8,462
    NNI connections                                      366                             219

Local and Long Distance Services:
    Voice switches in operation                           13                               4
    Long distance billable minutes               111,049,341                      61,549,894
    Access line equivalents                           50,740                              --

Employees                                              1,820                             724

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

         Revenue

         Total revenue increased 109.7% to $71.3 million for the third quarter of 1997 compared to $34.0 million for the same period in 1996. This increase primarily resulted from the acquisition of DIGEX, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Local network services revenue increased 259.3% to $11.8 million for the third quarter of 1997 compared to $3.2 million for the same period in 1996. This increase primarily resulted from the continued rollout of local exchange services into additional markets. The Company has received CLEC certification in 28 states plus the District of Columbia as of the end of the third quarter of 1997.

         Enhanced data services revenue increased 187.0% to $30.8 million for the third quarter of 1997 compared to $10.7 million for the same period in 1996. This increase primarily resulted from the expansion of the Company's enhanced data network by 54 switches and 8,824 new frame relay nodes since July 1, 1996. In addition, the number of frame relay cities has increased by 2,653 during the same time period. Of the revenue increase, a significant portion was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Interexchange services revenue increased 43.6% to $27.6 million for the third quarter of 1997 compared to $19.2 million for the same period in 1996. This increase primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport.

         Integration services revenue increased 36.6% to $1.0 million for the third quarter of 1997 compared to $.7 million for the same period in 1996. This increase primarily resulted from the Company's increased focus on providing a total service package for the customer.

         Operating Expenses

         Total operating expenses increased 269.8% to $160.6 million for the third quarter of 1997 compared to $43.4 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, approximately $60 million resulted from the charge for in-process research and development and the inclusion of DIGEX's operating results for the third quarter of 1997.

         Network operations expenses increased 96.1% to $49.0 million for the third quarter of 1997 compared to $25.0 million for the same period in 1996. This increase primarily resulted from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Facilities administration and maintenance expenses increased 313.8% to $10.0 million for the third quarter of 1997 compared to $2.4 million for the same period in 1996. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network.

         Selling, general and administrative expenses increased 145.8% to $25.0 million for the third quarter of 1997 compared to $10.2 million for the same period in 1996. This increase primarily resulted from the Company's continued growth and represented a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Depreciation and amortization expenses increased 206.4% to $16.1 million for the third quarter of 1997 compared to $5.3 million for the same period in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and the first nine months of 1997, relating to ongoing network expansion. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Charge for in-process Research & Development of $60 million represents the amount of the purchased in-process research and development associated with the purchase of DIGEX. This cost is recorded as a one-time charge to earnings in the third quarter of 1997.

         Interest Expense

         Interest expense increased 64.2% to $17.7 million for the third quarter of 1997 compared to $10.8 million for the same period in 1996. This increase primarily resulted from interest expense on the May 1996 issuance of $330 million principal amount at maturity of the Company's 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the July 1997 issuance of $649 million, including the over-allotment option, principal amount at maturity of the Company's 11 1/4% Notes.

         Other Income

         Other income increased 17.7% to $6.7 million for the third quarter of 1997 compared to $5.7 million for the same period in 1996. This increase was primarily the result of interest earned on the cash available from the excess proceeds relating to the May 1996 issuance of the 12 1/2% Notes, the May 1996 issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share, the March 1997 issuance of 30,000 shares of the Company's Series A Preferred Stock, which was subsequently exchanged for the Series B Preferred Stock, the July 1997 issuance of the 11 1/4% Notes and the July 1997 issuance of 6,900,000 Series D Depositary Shares.

         Extraordinary Loss of $43.8 million for the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11 1/4% Notes and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

         Net Loss

         Net loss increased 893.8% to $144.2 million for the third quarter of 1997 compared to $14.5 million for the same period in 1996. This increase was due primarily to the increased operating expenses resulting from the expansion of the network, increased selling general and administrative costs, the charge for in-process research & development, increased interest costs and the extraordinary items.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions of $13.9 million resulted from the March 1997 issuance of 30,000 shares of the Company's Series A Preferred Stock, which was subsequently exchanged for the Series B Preferred Stock, and the July 1997 issuance of 6,900,000 Series D Depositary Shares.

         EBITDA

         EBITDA decreased 216.2% to $(13.3) million for the third quarter of 1997 compared to $(4.2) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expenses, such as network expenses, increases in sales, customer service and market development costs, prior to realizing revenues associated with these expenditures.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue

         Total revenue increased 156.9% to $165.3 million for the nine months ended September 30, 1997 compared to $64.3 million for the same period in 1996. This increase primarily resulted from the acquisitions of EMI and DIGEX, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. A portion of the increase was attributable to the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997.

         Local network services revenue increased 163.3% to $25.5 million for the nine months ended September 30, 1997 compared to $9.7 million for the same period in 1996. This increase primarily resulted from the continued rollout of local exchange services into additional markets. The Company has received CLEC certification in 28 states plus the District of Columbia as of the end of the third quarter of 1997.

         Enhanced data services revenue increased 181.3% to $54.8 million for the nine months ended September 31, 1997 compared to $19.5 million for the same period in 1996. This increase primarily resulted from the expansion of the Company's enhanced data network by 54 switches and 8,824 new frame relay nodes since July 1, 1996. In addition, the number of frame relay cities has increased by 2,653 during the same time period. A portion of the revenue increase was attributable to the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997.

         Interexchange services revenue increased 154.3% to $80.9 million for the nine months ended September 30, 1997 compared to $31.8 million for the same period in 1996. This increase primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. A portion of the increase was attributable to the inclusion of EMI's operating results for the nine months ended September 30, 1997.

         Integration services revenue increased 23.4% to $4.2 million for the nine months ended September 30, 1997 compared to $3.4 million for the same period in 1996. This increase primarily resulted from the Company's increased focus on providing a total service package for the customer.

         Operating Expenses

         Total operating expenses increased 252.4% to $299.5 million for the nine months ended September 30, 1997 compared to $85 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, $60 million resulted from the charge for the in-process research and development and the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997.

         Network operations expenses increased 179.9% to $116.3 million for the nine months ended September 30, 1997 compared to $41.6 million for the same period in 1996. This increase primarily resulted from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. A portion of the increase was attributable to the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997.

         Facilities administration and maintenance expenses increased 396.0% to $21.4 million for the nine months ended September 30, 1997 compared to $4.3 million for the same period in 1996. A portion of the increase was attributable to the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network.

         Selling, general and administrative expenses increased 172.1% to $65 million for the nine months ended September 30, 1997 compared to $23.9 million for the same period in 1996. This increase primarily resulted from the

Company's continued growth and represented a major increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. A portion of the increase was attributable to the inclusion of EMI and DIGEX's operating results for the nine months ended September 30, 1997.

         Depreciation and amortization expenses increased 184.0% to $34.3 million for the nine months ended September 30, 1997 compared to $12.1 million for the same period in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and the first nine months of 1997, relating to ongoing network expansion. A portion of the increase was attributable to the inclusion of DIGEX's operating results for the third quarter of 1997.

         Charge for in-process Research & Development of $60 million represents the amount of the purchased in-process research and development associated with the purchase of DIGEX. This cost is recorded as a one-time charge to earnings in the third quarter of 1997.

         Interest Expense

         Interest expense increased 65.0% to $39.9 million for the nine months ended September 30, 1997 compared to $24.2 million for the same period in 1996. This increase primarily resulted at maturity from interest expense on the May 1996 issuance of $330 million principal amount of the Company's 12 1/2% Notes and the July 1997 issuance of $649 million, including the over-allotment option, principal amount at maturity of the Company's 11 1/4% Notes.

         Other Income

         Other income increased 81.4% to $16.7 million for the nine months ended September 30, 1997 compared to $9.2 million for the same period in 1996. This increase was primarily the result of interest earned on the cash available from the excess proceeds relating to the May 1996 issuance of the 12 1/2% Notes, the May 1996 issuance of 4,674,503 common shares, par value $.01 per share, at $26.00 per share, the March 1997 issuance of 30,000 shares of the Company's Series A Preferred Stock, which was subsequently exchanged for the Series B Preferred Stock, the July 1997 issuance of the 11 1/4% Notes and the July 1997 issuance of 6,900,000 Series D Depositary Shares.

         Extraordinary Loss of $43.8 million for the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11 1/4% Notes and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

         Net Loss

         Net loss increased 464.6% to $201.2 million for the nine months ended September 30, 1997 compared to $35.6 million for the same period in 1996. This increase was due primarily to the increased operating expenses resulting from the expansion of the network, increased selling general and administrative costs, the charge for in-process research & development, increased interest costs and the extraordinary items.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions of $27.1 million resulted from the March 1997 issuance of 30,000 shares of Series A Preferred Stock, which was subsequently exchanged for the Series B Preferred Stock, and the July 1997 issuance of 6,900,000 Series D Depositary Shares.

         EBITDA

         EBITDA decreased 364.3% to $(39.9) million for the nine months ended September 30, 1997 compared to $(8.6) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expenses, such as network expenses, increases in sales, customer service and market development costs, prior to realizing revenues associated with these expenditures.

Liquidity and Capital Resources

         The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were $179 million and $81 million for the nine months ended September 30, 1997 and 1996, respectively. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) development of the Company's enhanced data services. In addition, the Company utilized approximately $155 million of its available cash to complete the acquisition of DIGEX in July 1997.

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

         In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to expend substantial amounts to upgrade its existing networks in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. The Company is certified as a CLEC in 28 states and the District of Columbia, allowing the Company to provide local exchange services in those markets. In addition, the Company expects to expend capital toward the further development of the Company's enhanced data service and interchange service offerings.

         The Company currently estimates that it will require approximately $45 million to fund anticipated capital requirements during the remainder of 1997, which it expects to fund from its available cash. The Company does not believe that the acquisition of DIGEX will have a material impact on its capital expenditure requirements.

         On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300,000,000) of Series A Preferred Stock in a private placement transaction. Net proceeds to the Company amounted to approximately $288 million. On June 6, 1997, the company issued 300,000 shares (aggregate liquidation preference $300 million) of its Series B Preferred Stock, which were registered under the Securities Act of 1933, as amended, in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Series B Preferred Stock accumulate at a rate of 13 1/2% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

         The Company may, at its, option, exchange some or all shares of the Series B Preferred Stock for the Company's Exchange Debentures. The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the

Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

         On July 11, 1997, Intermedia's wholly owned subsidiary, Daylight Acquisition Corp., completed a merger with DIGEX, a leading nationwide business Internet services provider. The aggregate cash consideration for the acquisition was approximately $155 million and was funded with the Company's existing cash reserves in July 1997.

         On July 9, 1997, the Company sold 6,000,000 Series D Depositary Shares (aggregate liquidation preference $150,000,000) each representing a one-hundredth interest in a share of the Company's Series D Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         Concurrently with the sale of the Series D Depositary Shares, the Company sold $606 million principal amount at maturity of 11 1/4% Notes in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11 1/4% Notes was exercised and the Company sold an additional $43 million principal amount at maturity of 11 1/4% Notes. The issue price of the 11 1/4% Notes was $577.48 per $1,000 principal amount at maturity of the 11 1/4% Notes. Net proceeds to the Company amounted to approximately $365 million. Cash interest will not accrue on the 11 1/4% Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11 1/4% Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11 1/4% per annum. The 11 1/4% Notes will be redeemable, at the Company's option at any time on or after July 15, 2002, and are pari passu with all other senior indebtedness.

         The Company used a portion of the proceeds of the private offering of the 11 1/4% Notes to retire or defease Intermedia's outstanding 13 1/2% Notes. The Retirement resulted in an extraordinary loss, as shown in the accompanying consolidated statement of operations, of approximately $44 million in the third quarter of 1997.

         On October 30, 1997, the Company sold 7,000,000 Series E Depositary Shares (aggregate liquidation preference $175,000,000) each representing a one-hundredth interest in a share of the Company's Series E Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and the Company sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference of $25,000,0000). Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series E Preferred Stock will be redeemable at the option of the Company at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004.

         The Series E Preferred Stock will be convertible at any time after December 29, 1997, at the option of the holder into Common Stock of the Company at a conversion price of $60.47 per share of Common Stock, subject to certain adjustments.

         Concurrently with the sale of the Series E Depositary Shares, the Company sold $250 million principal amount at maturity of 8 7/8% Notes due in a private placement transaction. Net proceeds to the Company amounted to approximately $243 million. Cash interest on the 8 7/8% Notes will be payable semi-annually in arrears on May 1 and November 1 at a rate of 8 7/8% per annum. The 8 7/8% Notes will be redeemable, at the Company's option at any time on or after November 1, 2002, and are pari passu with all other senior indebtedness.

         The proceeds from the Series E Depositary Shares will be used to finance the continued expansion of the Company's telecommunications networks, including but not limited to, network electronics, such as local/long distance voice and data switches, and for general corporate purposes, including working capital. The net proceeds from the offering of the 8 7/8% Notes will be used to fund up to 80% of the cost of acquisition or construction by the Company of telecommunications-related assets.

         The Company expects that its available cash, including proceeds from the concurrent offerings of the 8 7/8% Notes and Series E Depositary Shares, and credit availability will be sufficient to fund its current accelerated and expanded capital deployment plan. If the Company were to require additional financing, it would seek to obtain such financing through the sale of public or private debt and/or equity securities or through securing a bank credit facility. There can be no assurance as to the availability of the terms upon which such financing might be available. Moreover, the 12 1/2% Notes, the 11 1/4% Notes, the 8 7/8% Notes and the Series B Preferred Stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the "Complaints"), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the Directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the Merger and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors.

         These cases are in their very early stages and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

ITEM 2.  Changes in Securities

         On July 9, 1997, the Company sold 6,000,000 Series D Depositary Shares (aggregate liquidation preference $150,000,000) each representing a one-hundredth interest in a share of the Company's Series D Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $167 million. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $38.90 per share of Common Stock, subject to certain adjustments.

         The Series D Depositary Shares were issued and sold to the initial purchasers pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers of the Series D Depositary Shares represented to the Company, among other things, that (i) it is a qualified institutional buyer ("QIB"), (ii) it is not acquiring the Series D Depositary Shares with a view to any distribution thereof that would violate the Act or the securities laws of any state of the United States or any other applicable jurisdiction, (iii) it will be re-offering and reselling the Series D Depositary Shares only to QIBs in reliance on the exemption from the registration requirements of the Act provided by Rule 144A and to accredited investors in a private placement exempt from the registration requirements of the Act, and (iv) no form of general solicitation or general advertising has been or will be used by it or any of its representatives in connection with the offer and sale of any of the Depositary Shares.

         On October 30, 1997, the Company sold 7,000,000 Series E Depositary Shares (aggregate liquidation preference $175,000,000) each representing a one-hundredth interest in a share of the Company's Series E Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and the Company sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference of $25,000,0000). Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series E Preferred Stock will be redeemable at the option of the Company at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004.

         The Series E Preferred Stock will be convertible at any time after December 29, 1997, at the option of the holder, into Common Stock of the Company at a conversion price of $60.47 per share of Common Stock, subject to certain adjustments.

         The Series E Depositary Shares were issued and sold to the initial purchasers pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers of the Series E Depositary Shares represented to the Company, among other things, that (i) it is a qualified institutional buyer ("QIB"), (ii) it is not acquiring the Series E Depositary Shares with a view to any distribution thereof that would violate the Act or the securities laws of any state of the United States or any other applicable jurisdiction, (iii) it will be re-offering and reselling the Series E Depositary Shares only to QIBs in reliance on the exemption from the registration requirements of the Act provided by Rule 144A, pursuant to offers and sales that occur outside the United States within the meaning of Regulation S, and to accredited investors in a private placement exempt from the registration requirements of the Act, and (iv) no form of general solicitation or general advertising has been or will be used by it or any of its representatives in connection with the offer and sale of any of the Series E Depositary Shares.

ITEM 3.  Defaults Upon Senior Securities
         None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 5.  Other Information
         None.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                Number     Exhibit
                ------     -------

                  2.1      Agreement and Plan of Merger among the Company,
                           Daylight Acquisition Corp. and DIGEX, dated June 4,
                           1997. Exhibit 99 (c) (1) to the Company's Schedule
                           14D-1 filed with the Securities and Exchange
                           Commission on June 11, 1997 is incorporated herein by reference.

                  3.1 Restated Certificate of Incorporation of the Company, together with all amendments thereto.

                  3.2 By-laws of the Company, together with all amendments thereto. Exhibit 3.2 to the Company's Form S-1, filed with the Commission on November 8, 1993, (No.
                           33-69053) is incorporated herein by reference.

                  4.1 Indenture, dated as of October 30, 1997, by and between the Company and SunTrust Bank, Central
                           Florida, National Association, as Trustee. Exhibit
                           4.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 6, 1997 (the
                           "Form 8-K"), is incorporated herein by reference.

                  4.2      Certificate of Designation of Voting Power,
                           Designation Preferences and Relative, Participating,
                           Optional and other Rights and Qualifications, Limitations and Restrictions of 7% Series E Junior
                           Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on October 29, 1997. Exhibit 4.2 to the Form 8-K is incorporated herein by reference.

                  4.3 Deposit Agreement, dated as of October 30, 1997, by and among the Company, Continental Stock Transfer & trust Company and all the holders from time to time of Depositary Receipts issued thereunder. Exhibit 4.2 to the Form 8-K is incorporated herein by reference.

                  27.1     Financial Data Schedule (For SEC Use Only)


         (b)   Reports on Form 8-K

               The following reports on Form 8-K were filed during the third quarter of 1997 and through November 6, 1997:

                  The Company filed a Current Report on Form 8-K, dated July 9, 1997, reporting under Item 2 the completion of the acquisition of DIGEX, Incorporated by Daylight Acquisition, Corp., a wholly owned subsidiary of Intermedia Communications Inc. The Company also reported under Item 5 the completion of the concurrent private placements of its Series D Depositary Shares and 11 1/4% Notes.

                  The Company filed a Current Report on Form 8-K/A, dated July 9, 1997, reporting under Item 7 the financial statements of businesses acquired and the proforma financial information as of March 31, 1997.

                  The Company filed a Current Report on Form 8-K, dated October 24, 1997, reporting under Item 5, the commencement of two concurrent private offerings of its securities.

                  The Company filed a Current Report on Form 8-K, dated November 6, 1997, reporting under Item 5, the completion of concurrent private placements of its Series E Depositary Shares and 8 7/8% Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 6, 1997

                         INTERMEDIA COMMUNICATIONS INC.
                                   (Registrant)




                         /s/ Robert M. Manning
                         ---------------------
                         Robert M. Manning
                         Senior Vice President and Chief Financial Officer




                         /s/  Jeanne M. Walters
                         ----------------------
                         Jeanne M. Walters
                         Controller and Chief Accounting Officer