Form 10-K
period 1997-12-31
INTERMEDIA COMMUNICATIONS INC
filed 1998-03-25
CIK 885067

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                               DECEMBER 31, 1997
                            COMMISSION FILE NUMBER:
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

       Registrant's telephone number, including area code: (813) 829-0011
                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  COMMON STOCK, PAR VALUE $.01 PER SHARE. RIGHTS TO PURCHASE UNITS OF SERIES C
                                PREFERRED STOCK.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates(1) of the registrant on March 5, 1998: $589,628,059.

     As of March 5, 1998, there were 17,737,738 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
Proxy Statement relating to registrant's                          Part III
Annual Meeting of Stockholders to be held on
May 20, 1998

(1)As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.
================================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
Item 1    Business....................................................    2
Item 2    Properties..................................................   24
Item 3    Legal Proceedings...........................................   25
Item 4    Submission of Matters to a Vote of Security Holders.........   25
PART II
Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   25
Item 6    Selected Financial and Other Operating Data.................   27
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   29
Item 8    Financial Statements and Supplementary Data.................   37
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   37
PART III
Item 10   Directors and Executive Officers of the Registrant..........   38
Item 11   Executive Compensation......................................   38
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................   38
Item 13   Certain Relationships and Related Transactions..............   38
PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   38
          Glossary....................................................   41

     References in this report to the "Company" or "Intermedia" mean Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires. Certain terms used herein are defined in the Glossary which begins on page 41. This report contains certain "forward-looking statements" concerning Intermedia's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

SUMMARY

     Intermedia is a rapidly growing integrated communications provider ("ICP") delivering local, long distance, enhanced data and Internet-related services to business and government customers. Intermedia is the largest domestic independent company among those companies generally referred to as competitive local exchange carriers ("CLECs") (based upon annualized telecommunications services revenues and assuming the closing of the announced transaction between AT&T, Inc. ("AT&T") and Teleport Communications Group, Inc.) and is also the largest provider of shared tenant telecommunications services in the United States. As a tier-one Internet services provider ("ISP") and the fourth largest (based on number of nodes) frame relay provider in the United States, Intermedia is also a leading provider of enhanced data services to business and government customers. Intermedia provides services to its customers throughout the United States and in selected international markets through a combination of owned and leased network facilities. As an ICP with over 10 years experience focusing on business and government customers, Intermedia believes it is positioned to take advantage of technical, regulatory and market dynamics which currently promote demand for a fully integrated set of communications services.

     Intermedia's mission is to become the premier provider of communications services to business and government customers. Intermedia believes that its target customers have distinct communications services requirements, including a need for a reliable network infrastructure, high quality, solutions-oriented and responsive customer service and continuous focus on service enhancements and new product development. Intermedia believes it has multiple advantages over its competitors in serving its targeted customer base as a result of the Company's:
(i) specialized sales and service approach employing engineering and sales professionals who design and implement integrated, cost-effective telecommunications solutions; (ii) expertise in developing and operating a highly reliable, advanced digital fiber optic network offering substantial transmission capacity for the provision of a full suite of "all distance" communications services; (iii) emphasis on providing solutions-oriented and responsive customer service; (iv) network platform capable of servicing customers throughout the United States and in select international markets; (v) network development plan designed to assure an efficient evolution from a voice-oriented, circuit switched network to a packet/cell switched network supporting Internet and other protocols ("Packet/Cell Switched Network"); (vi) ongoing development and integration of new telecommunications technologies into its services, especially those technologies that allow the increasing integration of voice and data applications onto a single Packet/Cell Switched Network; and (vii) ability to deliver local, long-distance, enhanced data and Internet services over a network controlled from end-to-end by Intermedia.

     Intermedia's annualized fourth quarter 1997 revenue (giving pro forma effect to the acquisition of Shared Technologies Fairchild Inc. ("Shared") and the pending acquisitions of the affiliated entities known as Long Distance Savers (collectively, "LDS") and the affiliated entities known as National Tel (collectively, "National")) was $663.6 million. Intermedia's reported revenues have grown from $14.3 million in 1994 to $247.9 million in 1997, representing a compound annual growth rate of 158.8% (including the effect of acquisitions). After giving effect to the pending acquisitions of LDS and National, Intermedia will serve over 92,000 business customers nationwide and will have a force of 617 quota carrying sales personnel operating in 80 cities serviced by 102 Company sales offices.

     Through a combination of acquisitions, leased infrastructure, expansion of existing network and asset purchases, Intermedia continues to increase its customer base and network density and is continuously pursuing attractive opportunities to complement and support its existing network infrastructure and its service offerings and expand into new geographic markets. Pro forma for the pending acquisitions, Intermedia's network infrastructure includes over 200,000 access lines in service, 18 voice switches, 136 data switches, 20,209 frame relay nodes, 386 network to network interfaces ("NNIs"), including NNIs with BellSouth Telecommunications Inc. ("BellSouth"), US West Communications ("US West"), Sprint Corporation ("Sprint"), GTE Corporation ("GTE"), Bell Atlantic Nynex Corp. ("Bell Atlantic") and Southern New England Telecommunications Corp ("SNET"), and approximately 35,000 miles of nationwide long distance fiber facilities. This infrastructure is capable of delivering local, long distance, enhanced data (including frame relay and asynchronous transfer mode ("ATM")), and Internet services (including Web site management and high speed Internet connectivity) and enabled Intermedia to address $34 billion of a $222 billion national market opportunity by the end of 1997. The Company believes that at the end of 1998, its addressable market will be over $90 billion, including the impact of the Shared acquisition and the pending acquisitions of LDS and National. Management believes that continuing expansion will enable Intermedia to (i) increase the size of its addressable market to reach a significant number of new potential customers, (ii) achieve economies of scale in network operations and sales and marketing and (iii) more effectively service customers that have a presence in multiple metropolitan areas.

     Enhanced data services, such as those provided over Intermedia's ATM and frame relay transport network, include specialized communications services for customers needing to transport various forms of digital data among multiple locations. Another important category of Intermedia's enhanced data services are its Internet services -- both access to the Internet and various Web hosting and Web site management services. These Internet services are regularly delivered over Intermedia's ATM and frame relay network. According to industry sources, the frame relay services market is projected to grow from $1.3 billion in 1996 to $2.7 billion in 1999 and Internet Web site management services are estimated to grow from $450 million in 1997 to $7 billion in 2002. There can be no assurance that such market growth will be realized or that the assumptions underlying such projections are reliable. While Intermedia has concentrated its enhanced data sales in the eastern half of the United States, Intermedia is currently the fourth largest national provider of frame relay networking services (based on number of nodes) after AT&T, MCI Communications Corporation ("MCI") combined with WorldCom, Inc. ("WorldCom") and Sprint Corporation ("Sprint"). To satisfy its customers' desire for end-to-end enhanced data services (both networking and Internet services) from a single provider, Intermedia has deployed its network and made interconnection arrangements with other frame relay service providers to offer national and international service.

     Intermedia has rapidly expanded, and intends to continue to expand, its direct sales and support team consisting of engineering and sales professionals. The sales and support team has complete product knowledge and technical, integration and program or project management skills. This team approach promotes a close working relationship between Intermedia and the customers' telecommunications, information services and user constituencies. Intermedia believes such relationships enable it to sell more of its services and maintain longer relationships with its customers. During 1997, Intermedia increased the number of its sales offices by 26 to 47 and substantially increased its engineering support personnel and sales representatives. Intermedia believes that the continued deployment of its skilled end user engineering support and sales team will allow Intermedia to establish service in new markets and gain a stronger competitive position in existing markets. By focusing first on establishing customer relationships in both new and existing markets, Intermedia believes it can efficiently deploy capital in response to actual customer demand.

     As Intermedia continues the deployment of local/long distance voice switches to serve its rapidly growing customer base, it will realize economies of scale on its intercity network. To further improve economies of scale, Intermedia combines long distance voice traffic between switches with intercity enhanced data and Internet traffic. In addition, Intermedia plans to introduce a new class of voice products which utilize data protocols to deliver voice traffic over Intermedia's Packet/Cell Switched Network. These services will provide a competitive service offering to customers seeking a lower cost alternative to voice services currently provided over traditional circuit switched telecommunications networks. Intermedia believes that Packet/Cell Switched Networks, such as its own, will displace a significant portion of the national telecommunications market that is currently served over traditional circuit switched networks. Intermedia believes this new service offering, when implemented, will accelerate its penetration of the traditional voice services market and provide improved returns on its network investment.

     Over the past few years, a portion of Intermedia's growth has been accomplished through acquisitions and other strategic ventures or selling relationships. Intermedia continues to examine various acquisition and other strategic relationship proposals to accelerate its rate of growth. In addition to the usual financial considerations, Intermedia assesses each acquisition opportunity to determine if it: (i) brings an established customer base to whom Intermedia can cross-sell its other services, (ii) improves Intermedia's network density in region or provides needed network connectivity out of region, (iii) provides accelerated time to market in a pre-defined target market, (iv) brings products and services that are complementary to Intermedia's existing portfolio and (v) brings skilled staff, particularly in sales and sales support. While management does not believe that acquisitions are necessary to achieve Intermedia's strategic goals or to satisfy its business plan, strategic alliances with or acquisitions of appropriate companies may accelerate achievement of certain goals by creating financial and operating synergies, and providing for a more rapid expansion of Intermedia's network and services. Intermedia is currently evaluating various acquisition and strategic relationship opportunities. No assurance can be given that any potential acquisition or strategic relationship, including those described below, will be consummated.

     Intermedia was incorporated in the State of Delaware on November 9, 1987, as the successor to a Florida corporation that was founded in 1986. Intermedia's principal offices are located at 3625 Queen Palm Drive, Tampa, Florida 33619, and its telephone number is (813) 829-0011.

RECENT DEVELOPMENTS

     Since June 1997, Intermedia has consummated three acquisitions and entered definitive agreements for two additional acquisitions as follows:

     In June 1997, Intermedia purchased from Telco Communications Group, Inc. ("Telco"), for $38 million, five long distance voice switches and ancillary network equipment located in Atlanta, Chicago, Dallas, Los Angeles and New York, all of which have been incorporated into Intermedia's network, as well as certain network transport services for a three-year period.

     In July 1997, Intermedia consummated the acquisition of DIGEX, Incorporated ("DIGEX") for approximately $160 million. DIGEX, headquartered in suburban Washington, D.C., is a national ISP, which provides a comprehensive range of industrial strength Internet solutions, including high speed dedicated business Internet connectivity, Web site management and private network solutions, primarily to business and government customers.

     In March 1998, Intermedia consummated the acquisition of Shared. The total deemed purchase price for Shared was approximately $660.4 million, excluding certain transaction expenses and fees relating to certain agreements. Shared is the nation's largest provider of shared telecommunications services and systems. Through its technical infrastructure and 800 employees, Shared acts as a single point of contact for business telecommunications services at more than 465 Class A office buildings throughout the United States and Canada. This acquisition is expected to enhance Intermedia's national presence in the telecommunications market, enabling it to provide a bundled offering of local, long distance, data, Internet and systems integration services to Shared's existing 15,000 business customers.

     In December 1997, Intermedia entered into a definitive agreement for the acquisition of LDS for a purchase price of approximately $151.0 million, of which approximately $130.0 million is payable in Intermedia Common Stock and approximately $21.0 million is payable in cash, subject to certain adjustments. LDS is an established regional interexchange carrier, providing long distance services and Internet access to more than 45,000 business subscribers and employing over 100 sales and customer service professionals in Louisiana, Texas, Oklahoma, Mississippi and Florida. The acquisition of LDS will provide a significant time-to-market advantage in a region important to Intermedia's expansion plan, while also contributing an experienced regional management team and established sales platform. Because LDS's service portfolio and footprint complement those of Intermedia, the Company believes that the pending acquisition of LDS also presents significant synergy realization opportunities. By joining forces with an established operating company with a staff of experienced sales, management and technical personnel, Intermedia expects to consolidate its position in these southern markets.

     In February 1998, Intermedia entered into a definitive merger agreement with National. The total purchase price for National is approximately $151 million, subject to certain adjustments, of which 70% is payable in Intermedia Common Stock and 30% is payable in cash. National is an emerging switch-based CLEC and an established interexchange carrier providing local exchange and long distance voice services to more than 11,000 business customers concentrated in Florida's major metropolitan markets. National had revenues of $65.2 million, net income of $5.9 million and EBITDA of $6.8 million, unaudited, for the year ended December 31, 1997. Intermedia believes that the acquisition of National will help build critical mass in the State of Florida, one of the top five telecommunications usage states in the country, and provide an experienced team of sales professionals.

     In January 1998, Intermedia signed a Letter of Intent with the Williams Telecommunications Group ("Williams") to enter into a long term purchase agreement for transmission capacity on Williams' nationwide fiber optic network. The 20 year indefeasible right of use ("IRU") to be provided under the proposed agreement is expected to allow Intermedia to reduce its unit cost for intercity transport by up to 50%. The proposed purchase agreement is subject to negotiation of definitive documentation which is expected to be completed in early 1998.

     In January 1998, Intermedia entered into an agreement with US West pursuant to which US West will utilize Intermedia as its preferred provider for the provisioning of frame relay networking and Internet services for all interLATA connections, both inside and outside US West's 14 state region. The Company believes this agreement will bring additional traffic onto Intermedia's network and creates cross-selling opportunities in US West's territory, where Intermedia currently has no selling activity. Intermedia has undertaken discussions with other regional Bell operating companies ("RBOCs") and incumbent local exchange carriers ("ILECs") with the intent of establishing agreements similar to the US West agreement, although there is no assurance that such additional agreements will result.

     Intermedia is currently evaluating and often engages in discussions regarding various acquisition opportunities. These acquisitions could be funded by cash on hand and/or Intermedia's securities. Except as described in this Annual Report on Form 10-K, Intermedia is not a party to any agreement for any material acquisition nor can there be any assurance that any such acquisition, including the acquisitions described herein, will be consummated.

     During 1997, Intermedia consummated six Rule 144A offerings of its preferred stock and senior notes. These offerings, in aggregate, raised gross proceeds to Intermedia of approximately $1.7 billion. The proceeds from these offerings have been used, and are reserved for use, for the expansion of Intermedia's network, to fund a portion of the acquisitions described above and for other corporate purposes. See "Liquidity and Capital Resources."

SERVICES PROVIDED AND MARKETS SERVED

     Intermedia's services generally fall into three categories: (i) local network services, which include local exchange services, special and switched access services and local private line services, (ii) enhanced data services, which include frame relay based data transport, ATM and Internet and Intranet services and (iii) interexchange (long distance) services. The Company's integration services are not included in any of these three categories. Integration services revenue has traditionally represented five percent or less of total revenue. The impact of the Shared acquisition will increase this substantially, with revenue from Shared's systems business, which includes the sale and installation of customer premises telephone equipment such as PBXs and key systems.

     The Company's local network services consist of local private line services, which the Company has been offering since 1987, and local exchange service, which the Company began offering in 1996. The Company provides customers local private line services either by building network facilities or leasing extended network facilities to the customer's premises. Generally, the addition of local exchange services allows Intermedia to increase its revenue generating product mix without having to acquire additional transport facilities and allows a more integrated service to be offered to the customer. The initial circuit used to reach the customer establishes a platform that can be utilized to offer additional services. Due to the significant bandwidth inherent in fiber optic cable, a single connection can support a large number of service types and a large number of customers.

     The Company has built its base of local network service customers by offering highly reliable, high quality services that compete primarily with the ILECs. In 1997, local network services accounted for approximately 17% (or approximately $42 million) of the Company's total revenues. Intermedia believes that the revenue from these services will grow through the introduction of local exchange services in additional markets, expansion of its network within existing markets and increased penetration of existing customers through provision of new incremental services.

     Enhanced data services consist of interexchange data networks utilizing frame relay and ATM technologies and application services, such as Internet access and Web Site hosting and management, which utilize the frame relay network. Enhanced data services enable customers to economically and securely transmit large volumes of data typically sent in bursts from one site to another. Previously, customers had to utilize low speed dedicated private lines or dial up circuits for interconnecting remote LANs and other customer locations. These methods had numerous disadvantages including: (i) low transmission speeds; (ii) a requirement for the utilization of complementary protocols and line speeds which significantly increased the cost of implementing networks; (iii) limited security, placing customers' entire networks at risk of tampering from outside sources and (iv) high costs due to the necessity to pay for a full time dedicated line despite infrequent use. Enhanced data services are utilized for LAN interconnection, remote site, point of sale and branch office communications solutions.

     The typical Intermedia customer for enhanced data services has multiple business locations and requires communication for one or more data applications among these locations. The customer may also have a number of locations served by Intermedia's fiber optic networks; however, provision of enhanced data services is not dependent on the provision of local network services at any specific location. All of the customers' locations, whether domestic or international, are monitored by the Company and can be served through Intermedia's own operations or through the use of interconnected networks. As a consequence of a significantly increased volume of traffic and number of Internet customers connected to Intermedia's network, many of these customers connect to other users or Internet hosts without ever leaving Intermedia's network. Over 300 ISPs utilize Intermedia's network for access to their customers and other Internet sites.

     In 1997, the Company's enhanced data services accounted for approximately 35% (or approximately $87 million) of Intermedia's total revenue. The market for enhanced data services, according to industry sources, is expected to grow from $1.3 billion in 1996 to $2.7 billion in 1999. There can be no assurance, however, that such market growth will be realized or that the assumptions underlying such projections are reliable.

     Intermedia has offered long distance services since December 1994. Long distance services include inbound (800 or 888) service, outbound service and calling card telephone service. The Company currently provides interLATA long distance services in all 50 states, interstate long distance services nationwide and international termination worldwide. In 1997, Intermedia's long distance services accounted for approximately 46% (or approximately $113 million) of the Company's total revenue.

     Intermedia's integration services are applicable to all three categories of service described above and are made available to end user and carrier customers. A team of sales professionals and engineers develop specialized solutions for a customer's specific telecommunications needs. Some of these integration services include the sale, configuration and installation of third party equipment to handle certain telecommunications and monitoring functions and the development of private networks. The Company's recent acquisition of Shared brings a substantial new revenue stream to its integration services category. Shared engineers, installs, operates and maintains PBXs and key systems for thousands of customers nationwide. This service offering, which the Company plans to expand, will be included in the integration services category. Management believes that such services increase the level of linkage between the Company's and the customer's operations thereby increasing the customer's reliance on Intermedia.

     Certain of Intermedia's services are described by means of examples in Annex A hereto.

     Intermedia believes that the introduction of its services at competitive market rates has stimulated demand from small to medium-sized customers, thereby broadening the market for Intermedia's services. Each of Intermedia's individually packaged services is competitively priced, and when integrated into a comprehensive telecommunications package, typically provides significant savings to such customers over a combination of ILEC and interexchange carrier ("IXC") service offerings.

     The Company, through the pursuit of strategic alliances, plans to expand its ability to originate and terminate voice and data traffic in certain Latin American markets beyond its current ability to terminate frame relay traffic in Panama, Columbia, Puerto Rico, Chile and Costa Rica. Intermedia believes these markets are important to its business due to the significant community of interest between many of these countries and certain key cities in Intermedia's service territory. This community of interest stems from large Spanish speaking populations in these cities and from the large number of businesses that have operations in both Latin America and in the Company's southeastern markets.

     The following table sets forth the Company's estimates, based upon an analysis of industry sources, including industry projections and FCC data, of the market size nationally of certain of the services described above. Only a limited amount of direct information is currently available and therefore a significant portion of the information set forth below is based upon estimates and assumptions made by the Company. Intermedia believes that its estimates are based upon reliable information and that its assumptions are reasonable. There can be no assurance, however, that the estimates will not vary from the actual market data and that these variances will not be substantial.

                                                     UNITED STATES COMPETITIVE
                                                     TELECOMMUNICATIONS MARKET
                                                            OPPORTUNITY
                                                      1997 COMPANY ESTIMATES
                                                       (DOLLARS IN MILLIONS)
                                                     -------------------------
Local Exchange Services(1).........................          $ 87,000
Access Services....................................            36,000
Enhanced Data Services.............................             3,000
Interexchange Services.............................            96,000
                                                             --------
Total Market Size..................................          $222,000
                                                             ========

---------------

(1) The Company is currently permitted to offer these services in 37 states and the District of Columbia and is currently seeking certification in the remaining 13 states.

     The market sizes set forth in the above table are not intended to provide an indication of the Company's total addressable market or the revenue potential for the Company's services. Intermedia has obtained all certifications necessary to permit the Company to provide local exchange service in 37 states and the District of Columbia and is currently seeking certification in the remaining 13 states where the Company operates or plans to operate. In addition, the Company's ability to offer services in its territory is limited by the size and coverage of its network and competitive factors. The Company derives its addressable market estimates by multiplying the total national market size estimated above by the percentage of the population (as derived from U.S. Census Bureau information) residing in the Company's market areas. This estimate assumes that per capita telecommunications services usage is the same in various regions of the United States. The Company estimates that its 1997 addressable market, computed under this methodology, was approximately $34 billion. Intermedia believes its 1998 addressable market to be over $90 billion, based on the same calculation, including the impact of the Shared acquisition, and the pending acquisitions of LDS and National.

SALES, MARKETING AND SERVICE DELIVERY

     Intermedia's marketing efforts focus on business and government entities. Intermedia's current customers include large industrial and retail firms, financial services companies, state government agencies and departments and large academic and scientific organizations. Intermedia also serves a broad range of small to medium sized businesses and numerous IXCs.

     Intermedia possesses a unique targeted marketing approach. As Intermedia enters a market, the sales force has clearly defined geographic boundaries based on the margins attainable from delivering the Company's services. Intermedia's sales force is compensated with higher incentives when they sell within these higher margin zones.

     Intermedia's marketing is organized around its three major service categories: local exchange, enhanced data and long distance. Integration services are offered in support of all three categories. The Company's marketing and sales strategy is to build long-term business relationships with customers by providing a full range of service offerings, leveraging one or two of Intermedia's three major service categories into a broad relationship, in which Intermedia becomes the single source provider of all the customer's telecommunications services.

     Intermedia's sales efforts utilize a multiple channel approach including direct sales to end users and indirect sales through various channel partners and targeted telemarketing. Intermedia's direct end-user sales force is composed of three major groups: (i) Account Executives and Account Managers whose focus is on small to medium-sized companies whose initial service offering is generally local and long distance voice, (ii) Major Account Managers whose focus is on medium sized companies with both voice and enhanced data service needs and
(iii) National Account Managers whose focus is on the largest, multi-location companies whose interests usually begin with Intermedia's enhanced data services.

     In addition to the three end user sales groups, Intermedia has created other specialized sales forces that focus on: (i) public sector markets, particularly state governments and their agencies, (ii) interexchange carriers and other carriers, (iii) value-added resellers and other wholesalers and (iv) Internet connectivity.

     All of Intermedia's sales groups are backed by highly experienced technical personnel, including sales engineers and project managers, who are deployed throughout Intermedia's service territory. Intermedia's service delivery staff is organized around the delivery of total solutions to each customer. This includes the proper coordination of service components provided by supporting vendors, the preparation of the customers' site, if needed, and the installation, testing and delivery to the customer of the service solution. Thereafter, Intermedia monitors and maintains the quality and integrity of the service through its customer service and technical support staff, available 24 hours per day, 365 days per year. Services are monitored at locations in Tampa, Florida, Albany, New York and suburban Washington, DC.

NETWORK

     In years past, simply owning fiber optic network transport created a franchise. As network transport has become a commodity, Intermedia has focused on those aspects of the service that remain as differentiators, retaining the highest franchise value. Key among today's franchise points are connections to customers and building entries. These connections provide Intermedia with the platform to sell a variety of services to existing and additional potential customers within a building. The 465 Class A office buildings currently served by Shared exemplify the Company's franchise point strategy. These buildings represent opportunities for Intermedia to cross sell its entire services portfolio to both current Shared customers and to the other business tenants in these buildings. Intermedia believes that its deployment of switching technology and advanced network electronics enables the Company to better configure its network to provide cost-effective and customized solutions to its customers.

     Intermedia has the ability to lease network capacity from other carriers at competitive rates. This has led Intermedia to lease network capacity in various city markets prior to, or as an economical alternative to, building such capacity. In addition, Intermedia intends to use resold services and unbundled ILEC network elements to provide rapid market entry and develop its customer base in advance of capital deployment. With network transport becoming a commodity, Intermedia believes that control of the transport is a critical success factor, but that ownership of these facilities is not mandatory. Utilizing leased facilities enables Intermedia to (i) meet customers' needs more rapidly, (ii) improve the utilization of Intermedia's existing network, (iii) add revenue producing customers before building out its network, thereby reducing the risks associated with speculative network construction and (iv) subsequently focus its capital expenditures in geographic areas where network construction or acquisition will provide a competitive advantage and clear economic benefit. Intermedia focuses its capital deployment on the segments of its infrastructure that Intermedia believes will provide it with the highest revenue and cash flow potential and the greatest long-term competitive advantage. This prudent capital deployment strategy has provided Intermedia with a high level of revenue per dollar of gross plant, property and equipment, achieving revenue of $.63 per dollar of gross plant, property and equipment for the year ended December 31, 1997.

     In those markets where Intermedia chooses to deploy broadband fiber, the Company's strategy is to deploy these network facilities to reach two sets of targets: (i) the ILEC central offices ("COs") to which the majority of that market's business access lines connect and (ii) the office buildings, office parks or other such high concentrations of business access lines and potential business customers. By using this approach, the Company is able to expend the least capital to reach the greatest number of customers and prospects. Facilities constructed in this manner may also be combined with facilities leased from another provider.

     The Company has fiber optic networks in service in Orlando, Tampa, Miami, St. Petersburg, Jacksonville, and West Palm Beach, Florida, Cincinnati, Ohio, Raleigh-Durham, North Carolina, Huntsville, Alabama, and St. Louis, Missouri. Intermedia continues to expand these networks as needed to reach customers and targeted ILEC central offices. Intermedia's ten city-based networks are comprised of fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment (e.g. frame relay and ATM), transmission equipment and associated wiring and equipment. As a result of its acquisition of EMI Communications Corp. ("EMI") in 1996, Intermedia also utilizes certain wireless technologies as a part of its provision of services. Intermedia owns a long-haul microwave transmission system comprising approximately 5,000 route miles in the Northeast, which is principally used for transporting digital interexchange trunking and analog video signals.

     The Company has undertaken a significant network expansion to satisfy the demands of its market driven growth in interexchange data and voice offerings. The Company has deployed resources, primarily switching equipment, to develop an extensive network to provide these services. Excess capacity on this primarily leased network can be used to provide incremental telecommunications services such as interexchange long distance services.

     Intermedia has deployed a backbone network that is being upgraded to allow all network applications, voice and data, to be carried over a single infrastructure utilizing ATM transport and switching. Intermedia believes that extending ATM transport and switching to the edges of its network will provide for both economic advantage and innovative service offerings. A single access circuit carrying voice and data traffic in packets or cells from the customer location to the Intermedia network can replace several less efficient circuits. Once a packet or cell reaches the Intermedia network it can be efficiently switched and transported through the ATM network, and stripped off this efficient system only when needed to interface with the public telephone network, or another carrier's less efficient data network.

     A local telephone call, carried end to end over Intermedia's Packet/Cell Switched Network as described above, costs substantially less to deliver than a local call carried over a traditional telephone switch. Further, an ATM switch can handle approximately ten times as many calls as a voice switch and costs approximately one tenth as much as a voice switch, yielding a cost reduction of up to 99% for the switching components of local telephone calls, compared to the traditional switching method. Intermedia believes that the deployment of such a Packet/Cell Switched Network will allow it to achieve a cost of service advantage over the ILEC, whose substantial size advantage over Intermedia is offset in part by its inability to replace its entire network fabric with one such as Intermedia's integrated platform described above. The Company intends to have deployed ATM switching nodes in 35 cities across the United States by the end of 1998.

     The combination of the Company's city-based networks and its intercity capacity comprise the seamless network platform which enables it to offer its broad array of telecommunications services to its customers. Intermedia believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. Intermedia has entered into interconnection co-carrier agreements with all relevant carriers in its service territory. Intermedia has also interconnected its frame relay network to various ILECs, thereby substantially expanding the reach of its enhanced data services. Intermedia now provides originating and terminating transport services in all 50 states and maintains points of presence for interexchange and enhanced data services in most major cities in the United States. Intermedia has deployed, and continues to integrate, network monitoring and control tools to insure high levels of service quality and reliability. Among these, Intermedia's ViewSPAN service allows the Company and its frame relay network service customers to have full end to end visibility of network performance, even across interconnections with other carrier's networks.

     The Company founded the UniSPAN(C) consortium in 1994 with three other carriers to enable Intermedia to provide end-to-end frame relay services throughout the United States and Canada. While Intermedia continues to participate as a member of UniSPAN(C), Intermedia has since acquired the other major member of that consortium and, through its internal expansion and acquisitions, now operates its own nationwide frame relay network. Because of the high volume of telecommunications traffic between Intermedia's target markets and certain Latin American markets, Intermedia has also entered into international frame relay operating agreements with ImpSat of Columbia S.A., TresCom International, Telecom Holdings Panama and Americatel Corporation for the provision of frame relay services to and from Columbia, Puerto Rico, Panama, Chile & Costa Rica. Intermedia plans to pursue similar arrangements to enter other Latin American markets. In addition, Intermedia has pioneered the interconnection of its frame relay network with those of the ILECs, allowing pervasive, cost-efficient termination for its customers. Over 380 such NNIs have been implemented, including those with BellSouth, US West, Sprint, GTE, Bell Atlantic and SNET. Intermedia has such NNIs in 85% of the nation's Local Access and Transport Areas ("LATAs").

     The Company's telecommunications equipment vendors actively participate in planning and developing electronic equipment for use in Intermedia's network. The Company does not believe it is dependent on any single vendor for equipment. Because the Company uses existing telecommunications technology rather than developing it, Intermedia's research and development expenditures are not material.

INFORMATION SYSTEMS

     Intermedia believes the information systems that support its business comprise a key aspect of its customer support services. Intermedia's business processes, including accepting a service order, implementing the service, providing ongoing technical and customer support and the invoicing and collecting payment for the service are a highly repetitive, data-oriented set of tasks. By creating a flexible, unified database and establishing a middleware layer of standards-based software, Intermedia expects to allow all customer support functions (order entry, billing, service implementation, network management, etc.) efficient access to data. Management believes that external applications, such as those that are used by acquired firms and systems that will be used by the ILECs for service orders and billing, will have the ability to interface with and interact with this information systems structure and that this integrated system will enhance Intermedia's ability to deliver and support an integrated package of services. Intermedia believes this architecture will offer cost performance, flexibility and scalability that will support its rapid growth, provide for high staff productivity, and support its strategy of offering fully integrated services to its customers.

COMPETITION

     Intermedia faces intense competition in each of its three service categories: local services, enhanced services and long distance services.

     Intermedia believes that various legislative initiatives, including the Telecommunications Act of 1996 (the "1996 Act"), have removed many of the remaining legislative barriers to local exchange competition.

Nevertheless, the extent to which the parameters of local competition will be determined by the FCC or by individual states remains unclear. Moreover, in light of the passage of the 1996 Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of ICPs and CLECs, including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, MCI and others in the interexchange services market, recent federal legislation permits the RBOCs to provide interexchange services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. Recently, a Federal District Court in Texas found unconstitutional certain provisions of the 1996 Act restricting the RBOCs from offering long distance service in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange services in those regions. If that decision, which has been stayed pending appeal, is permitted to stand, it could result in RBOCs providing interexchange service in their operating regions sooner than previously expected. In addition, AT&T and MCI have entered, and other interexchange carriers have announced their intent to enter, the local exchange services market, which is facilitated by the 1996 Act's resale and unbundled network element provisions. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to interexchange services or from AT&T, MCI or others with respect to local exchange services could have a material adverse effect on Intermedia's business.

     Competition in each of the service categories provided by Intermedia, as well as for systems integration which is common to all market segments, is discussed below.

     Local Services. In each of its geographic markets, Intermedia faces significant competition for the local services it offers from RBOCs and other ILECs, which currently dominate their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia.

     Intermedia also faces competition in most markets in which it operates from one or more CLECs or ICPs operating fiber optic networks. Other local service providers have operations or are initiating operations within one or more of Intermedia's service areas. Intermedia expects MCI (on its own and through its proposed acquisition by WorldCom), AT&T (through its pending acquisition of Teleport) and certain cable television providers, many of which are substantially larger and have substantially greater financial resources than Intermedia, to enter some or all of the markets that Intermedia presently serves. At least two of these competitors, MCI/WorldCom and Teleport, have entered or announced plans to enter a number of Intermedia's service areas. Intermedia also understands that other entities have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by Intermedia. Other potential competitors of Intermedia include cable television systems, utility companies, long distance carriers, wireless systems and private networks built by individual business customers. Intermedia cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

     Competition in all of Intermedia's geographic market areas is based on quality, reliability, customer service and responsiveness, service features and price. Intermedia has kept its prices at levels competitive with those of the ILECs while providing, in the opinion of Intermedia, a higher level of service and responsiveness to its customers.

     Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. The ILECs have continued to lower rates, resulting in downward pressure on certain dedicated and switched access transport rates. This price erosion has decreased operating margins for these services. However, Intermedia believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through interconnection co-carrier agreements and the opening of local exchange service to competition. In addition, Intermedia believes that lower rates for dedicated access will benefit other services offered by Intermedia.

     Enhanced Data Services. Intermedia faces competition in its enhanced data services business from IXCs, very small aperture terminal ("VSAT") providers, ILECs and others. Many of Intermedia's existing and potential competitors have financial and other resources significantly greater than those of Intermedia.

     Intermedia competes with the larger IXCs on the basis of service responsiveness, rapid response to technology and service trends and a regional focus borne of early market successes. All of the major IXCs, including AT&T, MCI and Sprint offer frame relay services and several of the major IXCs have announced plans to provide Internet services. Intermedia believes it competes favorably with these providers in its markets, based on the features and functions of its services, the high density of its networks, relatively greater experience and in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

     Intermedia also competes with VSAT services on the basis of price and data capacity. Intermedia believes that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT to compete with the frame relay services provided by Intermedia.

     Many of the ILECs now offer services similar to Intermedia's enhanced data services, but offer them only on an intraLATA and out-of-region interLATA basis. While the ILECs generally cannot interconnect their frame relay networks with each other, Intermedia has interconnected its frame relay network with those of various ILECs. As a result, Intermedia can use certain ILEC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. Intermedia expects the ILECs to aggressively expand their enhanced data services as regulatory developments permit them to deploy in-region interLATA long distance networks. When the ILECs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. As part of its various interconnection agreements, Intermedia has negotiated favorable rates for unbundled ILEC frame relay service elements. Intermedia expects such negotiations to decrease its costs, positively impacting margins for this service.

     Interexchange Services. Intermedia currently competes with AT&T, MCI and others in the interexchange services market. Many of Intermedia's competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. In providing interexchange services, Intermedia focuses on quality service and economy to distinguish itself in a very competitive marketplace and has built a loyal customer base by emphasizing its customer service. The additional new services that are offered as Intermedia implements its local exchange services should further support this position by allowing Intermedia to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, Intermedia's cost to provide these services is decreasing as it deploys more local/long distance voice switches and interexchange network facilities.

     Systems Integration. Intermedia faces competition in its systems integration business from equipment manufacturers, the RBOCs and other ILECs, long distance carriers and systems integrators, many of which have financial, and other resources significantly greater than those of Intermedia. Because Intermedia is not highly dependent on system integration revenues and because Intermedia typically provides system integration services to customers who purchase other services of Intermedia, Intermedia's systems integration competitors should not pose a significant threat to Intermedia's overall business.

GOVERNMENT REGULATION

     Overview. Intermedia's services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, the validity and interpretation of many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which Intermedia is unable to predict. Intermedia is currently not subject to price cap or rate of return regulation at the state or federal level nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its domestic network facilities.

     Federal Regulation. Intermedia must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Comprehensive amendments to the Communications Act were made by the 1996 Act, which was signed into law on February 8, 1996. The 1996 Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the 1996 Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the 1996 Act, it is already clear that the legislation provides Intermedia with both new opportunities and new challenges.

     The 1996 Act gives the FCC the authority to forebear from regulating companies if it finds that such regulation does not serve the public interest, and directs the FCC to review its regulations for continued relevance on a regular basis. As a result of this directive, a number of the regulations that historically applied to Intermedia have been eliminated and others may continue to be eliminated in the future. While it is therefore expected that a number of regulations currently applicable to Intermedia will be eliminated in time, the most significant of those which still apply to Intermedia are discussed below.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the RBOCs and other ILECs are classified as dominant carriers, and all other providers of domestic common carrier services, including Intermedia, are classified as non-dominant carriers. The 1996 Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as Intermedia nine months to withdraw federal tariffs and move to contractual relationships with its customers. This order subsequently was stayed by a federal appeals court and it is unclear at this time whether the detariffing order will be implemented. Until further action is taken by the FCC or the courts, Intermedia will continue to maintain tariffs for these services.

     In an order released on October 18, 1995, the FCC found that the transport of frame relay service should be classified as a "basic" service. Previously, it was common practice in the industry for many carriers to consider frame relay an "enhanced" service. This decision was significant because the FCC requires that basic services be tariffed, but permits enhanced services to be offered on an off-tariff basis. As a result of the FCC's decision, all carriers that provide frame relay transport were required to include the service in their federal tariffs by May 6, 1996. Intermedia has included its frame relay service in its federal tariff. The "basic" and "enhanced" terminology used by the FCC is a regulatory term of art denoting the classification of services for tariffing purposes. This regulatory use of the term should not be confused with Intermedia's description of a class of services-frame relay, ATM and Internet services-as "enhanced" elsewhere in this document.

     On May 16, 1997, the FCC released an order that fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers. Intermedia believes that the FCC's new access charge rules do not adversely affect Intermedia's business plan, and that they in fact present significant new opportunities for new entrants, including Intermedia. Aspects of the access charge order may be changed in the future. Numerous parties have either filed appeals with federal courts or asked the FCC to reconsider portions of its new rules.

     The 1996 Act greatly expands the FCC's interconnection requirements on the ILECs. The 1996 Act requires the ILECs to: (i) provide physical collocation, which allows companies such as Intermedia and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services customers; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors; (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider;

(v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the 1996 Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks. A dispute has arisen over this provision of the 1996 Act, with most ILECs arguing that they are not obligated to pay CLECs -- including Intermedia -- for local calls made to ISPs. This dispute has resulted in two ILECs withholding approximately $10.2 million in payments to Intermedia. Recently, Intermedia and other ILECs have asked state regulatory commissions to resolve this dispute. To date, 13 of 14 state commissions that have ruled on the issue have found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A contrary ruling by an administrative law judge in Oklahoma is currently being appealed. A number of other state commissions currently have proceedings pending to consider this matter.

     The FCC is charged with establishing national guidelines to implement the 1996 Act. The FCC issued its Interconnection Order on August 8, 1996. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing and "most favored nation" rules, as well as certain other portions of the FCC's interconnection rules. On October 14, 1997, the Eighth Circuit issued an order clarifying its previous decision. In this order, the Court held that ILECs have an obligation under the 1996 Act to offer other carriers access to the ILECs network elements on an unbundled basis, but the ILECs do not have an obligation to recombine those elements for use by other carriers. Most recently, on January 22, 1998, the Eighth Circuit reiterated that the FCC is bound by the pricing policies of the state regulatory commissions regarding interconnection, unbundled access, resale, and transport and termination of local telecommunications traffic and rebuffed what it perceived as an attempt by the FCC to condition the RBOCs' provision of in-region long distance service on compliance with federal pricing policies regarding these items. The FCC's and other parties' petitions to the Supreme Court requesting review of these decisions have been granted. Even though the Eighth Circuit's decision currently restricts the role of the FCC with respect to pricing and other issues (pending review by the Supreme Court) these issues remain subject to scrutiny and oversight by state regulatory commissions which may exercise their discretion to adopt policies similar to or different from those proposed by the FCC.

     As part of its pro-competitive policies, the 1996 Act frees the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's interconnection regulations. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. However, to date, even where the RBOCs' applications have received state approval the FCC has denied each of the RBOCs' applications brought before it.

     On December 31, 1997, however, a Federal District Court in Texas found unconstitutional the provisions of the 1996 Act restricting the RBOCs from offering long distance service in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange services in those regions. At the request of the FCC and some long distance companies, the court has stayed its decision pending appeal. If the District Court's decision is permitted to stand, it could result in the RBOCs providing interexchange service in their operating regions sooner than previously expected.

     As a result of these provisions of the 1996 Act, Intermedia has taken the steps necessary to be a provider of local exchange services and has positioned itself as a full service, integrated telecommunications services provider. Intermedia has obtained local certification in 37 states and the District of Columbia and is currently seeking certification in the remaining 13 states. In addition, Intermedia has successfully negotiated interconnection agreements with eight ILECs.

     The 1996 Act's interconnection requirements also apply to interexchange carriers and all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide Intermedia with the ability to reduce its own access costs by interconnecting directly with non-ILECs, but may also cause Intermedia to incur additional administrative and regulatory expenses in replying to interconnection requests.

     While the 1996 Act reduces regulation to which non-dominant local exchange carriers are subject, it also reduces the level of regulation that applies to the ILECs and increases their ability to respond quickly to competition from Intermedia and others. For example, in accordance with the 1996 Act, the FCC has proposed to subject the ILECs to "streamlined" tariff regulation for interexchange services, which would greatly accelerate the time in which tariffs that change service rates take effect and eliminate the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. The FCC initiated a proceeding on December 24, 1996 that addresses these issues. Similarly, the FCC has initiated a proceeding to review its price cap rules that may permit significant new pricing flexibility to ILECs. To the extent that such increased pricing flexibility is provided, Intermedia's ability to compete with ILECs for certain services may be adversely affected.

     In addition, the 1996 Act directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the Universal Service Fund also will be used to provide facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. This order will require Intermedia to contribute to the Universal Service Fund, but may also allow Intermedia to receive payments from the Fund if it is deemed eligible. Intermedia also may provide service to under-served customers in lieu of making Universal Service Fund payments. Intermedia's 1998 contribution resulting from these regulations is estimated to be $750,000 to $1.5 million. For the first and second calendar quarters of 1998, the Federal Communications Commission established payment rates for all IXCs, including the Company, that amount to 3 to 4% of eligible intrastate, interstate, and international long distance service revenues. The FCC allows all IXCs, including the Company, to recover the international and interstate portions of these payments by passing the charges through to their customers.

     State Regulation. To the extent that Intermedia provides intrastate service, it is subject to the jurisdiction of the relevant state public service commissions. Intermedia currently provides some intrastate services in all 50 states and is subject to regulation by the public service commissions of those states. Intermedia is currently certificated (or certification is not required) in all 50 states and the District of Columbia to provide interexchange services. Intermedia is certified as a CLEC in 37 states and the District of Columbia and is currently seeking CLEC certification in the remaining 13 states. Intermedia is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions.

     The 1996 Act preempts state statutes and regulations that restrict the provision of competitive local services. As a result of this sweeping legislation, Intermedia will be free to provide the full range of intrastate local and long distance services in all states in which it currently operates, and any states into which it may expand. While this action greatly increases Intermedia's addressable customer base, it also increases the amount of competition to which Intermedia may be subject.

     Although the 1996 Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters must be resolved before the 1996 Act's policies are fully implemented. Intermedia continues to support efforts at the state government level to encourage competition in their markets under the federal law and to permit ICPs and CLECs to operate on the same basis and with the same rights as the ILECs. In addition, Intermedia has been successful in its pursuit of local certificates from state commissions and negotiated interconnection agreements with the ILECs which permit Intermedia to meet its business objectives despite the uncertain regulatory environment.

     In most states, Intermedia is required to file tariffs setting forth the terms, conditions and prices for services classified as intrastate (local, interexchange and enhanced). Most states require Intermedia to list the services provided and the specific rate for each service. Under different forms of regulatory flexibility, Intermedia may be allowed to set price ranges for specific services, and in some cases, prices may be set on an individual customer basis. Intermedia is not subject to price cap or rate of return regulation in any state in which it is currently certificated to provide local exchange service. Some states also require Intermedia to seek the approval of the local public service commission for the issuance of debt or equity securities or other transactions which would result in a lien on Intermedia's property used to provide intrastate service within those states.

     As Intermedia expands its operations into other states, it may become subject to the jurisdiction of their respective public service commissions for certain services offered by Intermedia. Intermedia does not believe that its relationship with Latin American or other international service providers currently subjects it to (or will subject it to) regulation outside the United States.

     Local Government Authorizations. Intermedia may be required to obtain from municipal authorities street opening and construction permits to install and expand its fiber optic networks in certain cities. In some cities, local partners or subcontractors may already possess the requisite authorizations to construct or expand Intermedia's network.

     In some of the areas where Intermedia provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by Intermedia. The 1996 Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which Intermedia operates or plans to operate or whether it will be implemented without a legal challenge initiated by Intermedia or another ICP or CLEC. If any of Intermedia's existing network agreements were terminated prior to their expiration date and Intermedia was forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on Intermedia.

     Intermedia also must obtain licenses to attach facilities to utility poles to build and expand facilities. Because utilities that are owned by cooperatives or municipalities are not subject to federal pole attachment regulation, there is no assurance that Intermedia will be able to obtain pole attachment from these utilities at reasonable rates, terms and conditions.

AGREEMENTS

     Interconnection Co-carrier Agreements. The Company has entered interconnection co-carrier agreements with BellSouth, SBC Communications Inc., GTE, Sprint, Bell Atlantic, Cincinnati Bell, Inc., SNET and Ameritech Corporation. Each of these agreements, among other things, provides for mutual and reciprocal compensation, local interconnection, resale of local exchange services, access to unbundled network elements, service provider number portability and access to operator service, directory service and 911 service, as provided for in the 1996 Act. The agreements further provide that additional terms and conditions will be set by negotiation between the parties relating to issues which arise that were not originally contemplated by the agreements. These agreements were executed during 1996, 1997 and 1998 and have terms ranging from two to three years.

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

     Although none of the Network Agreements are exclusive, the Company believes that conduit space, fiber availability and other physical constraints make it unlikely that the lessors under the various Network Agreements could easily make similar arrangements available to others. The Company believes that its relationships with its lessors are satisfactory. Certain of the Network Agreements require Intermedia to make revenue sharing payments or, in some cases, to provide a fixed price alternative or dark fiber to the lessor without an additional charge. In addition, the Company has various other performance obligations under its Network Agreements, the breach of which could result in the termination of such agreements. Further, actions by governmental regulatory bodies could, in certain instances, also result in the termination of certain Network Agreements. The cancellation of any of the material Network Agreements could materially adversely affect the Company's business in the affected metropolitan area. See "Risk Factors -- Risk of Cancellation or Non-Renewal of Network Agreements, Licenses and Permits."

     Interexchange Agreements. Intermedia, from time to time, enters into purchase agreements with interexchange carriers for the transport and/or termination of long distance calls outside of its territory. These contracts are typically two years in duration and customarily include minimum purchase amounts. The pending agreement with Williams, described earlier, will be the Company's largest IXC agreement to date and will provide a 20 year IRU for high bandwidth on William's nationwide fiber optic network. The Company believes that the Williams agreement will allow it to reduce its unit cost for interexchange transport capacity by up to 50% of current levels.

EMPLOYEES

     As of December 31, 1997, Intermedia employed a total of 2,036 full-time employees. The Company anticipates that the number of employees will increase significantly throughout 1998. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The Company also regularly uses the services of contract technicians for the installation and maintenance of its network. As of December 31, 1997, none of Intermedia's employees were represented by a collective bargaining agreement. Intermedia believes that its relations with its employees are good.

RISK FACTORS

     Limited Operations of Certain Services; History of Net
Losses. Intermedia's business commenced in 1987. Substantially all of Intermedia's revenues are derived from local exchange services, enhanced data services, long distance services, integration services and certain local network services. Many of these services have only recently been initiated or their availability only recently expanded in new market areas. Intermedia is expecting to substantially increase the size of its operations in the near future. Prospective investors, therefore, have limited historical financial information about Intermedia upon which to base an evaluation of Intermedia's performance. Given Intermedia's limited operating history, there is no assurance that it will be able to compete successfully in the telecommunications business.

     The development of Intermedia's business and the expansion of its network require significant capital, operational and administrative expenditures, a substantial portion of which may be incurred before the realization of revenues. These capital expenditures will result in negative cash flow until an adequate customer base is established. Although its revenues have increased in each of the last three years, Intermedia has incurred significant increases in expenses associated with the installation of local/long distance voice switches and expansion of its fiber optic networks, services and customer base. Intermedia reported net losses attributable to Common Stockholders of approximately $20.7 million, $57.2 million and $284.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. Intermedia expects net losses to continue for the next several years. In addition, Intermedia had negative EBITDA in 1996 and 1997. There can be no assurance that Intermedia will achieve or sustain profitability and/or positive EBITDA in the future.

     Substantial Indebtedness; Insufficiency of Earnings to Cover Fixed
Charges. Intermedia is highly leveraged. At December 31, 1997, after giving pro forma effect to the acquisition of Shared and the pending acquisitions of LDS and National, Intermedia would have had outstanding approximately $1.5 billion in aggregate principal amount of indebtedness and other liabilities on a consolidated basis (including trade payables) and approximately $688.9 million of obligations with respect to three outstanding series of preferred stock. The degree to which Intermedia is leveraged could have important consequences to holders of the Common Stock, including the following: (i) a substantial portion of Intermedia's cash flow from operations will be dedicated to payment of the principal and interest on its indebtedness and dividends on and the redemption of outstanding preferred stock thereby reducing funds available for other purposes; (ii) Intermedia's significant degree of leverage could increase its vulnerability to changes in general economic conditions or increases in prevailing interest rates; (iii) Intermedia's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired; and (iv) Intermedia may be more leveraged than certain of its competitors, which may be a competitive disadvantage.

     Intermedia's historical earnings have been insufficient to cover combined fixed charges and dividends on preferred stock by $2.3 million, $3.3 million, $19.8 million, $60.0 million and $245.7 million for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively. Combined fixed charges and dividends include interest and dividends whether paid or accrued. On a pro forma basis, after giving effect to the acquisition of Shared, the pending acquisitions of LDS and National and each of the Company's 1997 debt and equity offerings as if they had been consummated at the beginning of the year, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock by $432.7 million for the year ended December 31, 1997. Intermedia anticipates that earnings will be insufficient to cover fixed charges for the next several years. In order for Intermedia to meet its debt service obligations and its dividend and redemption obligations with respect to its outstanding preferred stock, Intermedia will need to substantially improve its operating results. There can be no assurance that Intermedia's operating results will be of sufficient magnitude to enable Intermedia to meet such debt service, dividend and redemption obligations. In the absence of such operating results, Intermedia could face substantial liquidity problems and may be required to raise additional financing through the issuance of debt or equity securities; however, there can be no assurance that Intermedia would be successful in raising such financing, or the terms or timing thereof.

     Significant Capital Requirements and Need for Additional
Financing. Expansion of Intermedia's existing networks and services and the development of new networks and services require significant capital expenditures. Intermedia expects to fund its capital requirements through existing resources, joint ventures, debt or equity financing, credit availability and internally generated funds. Intermedia expects that continued expansion of its business will require raising equity and/or debt by the end of fiscal 1999. Depending on market conditions, Intermedia may determine to raise additional capital before such time. There can be no assurance, however, that Intermedia will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of Intermedia's outstanding indebtedness and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. In addition, Intermedia's future capital requirements will depend upon a number of factors, including marketing expenses, staffing levels and customer growth, as well as other factors that are not within Intermedia's control, such as competitive conditions, government regulation and capital costs. Failure to generate sufficient funds may require Intermedia to delay or abandon some of its future expansion or expenditures, which would have a material adverse effect on its growth and its ability to compete in the telecommunications industry.

     Lack of Dividend History. Intermedia has never declared or paid any cash dividends on its Common Stock and does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon earnings and capital requirements of Intermedia, Intermedia's debt facilities and other factors the Board of Directors considers appropriate. Intermedia intends to retain earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends in the foreseeable future. In addition, the terms of the outstanding indebtedness and preferred stock restrict the payment of dividends on Common Stock. Intermedia may also establish a bank credit facility which may be secured by a substantial portion of the assets of Intermedia and would contain additional dividend restrictions.

     Risks Associated with Acquisitions. Intermedia has recently consummated its acquisition of Shared and has entered into definitive agreements to acquire LDS and National. Such acquisitions could divert the resources and management time of Intermedia and would require integration with Intermedia's existing networks and services. There can be no assurance that the pending acquisitions of LDS and National will be consummated or that any other acquisitions will occur or that any such acquisitions, including the acquisition of Shared and the pending acquisitions of LDS and National, if made, would be on terms favorable to Intermedia or would be successfully integrated into Intermedia's operations.

     Consistent with its strategy, Intermedia is currently evaluating and often engages in discussions regarding various acquisition opportunities. These acquisitions could be funded by cash on hand and/or Intermedia's securities. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect Intermedia's funds from operations or cash available for distribution, in the short term, in the long term or both, or increase Intermedia's debt, or such an acquisition could be followed by a decline in the market value of Intermedia's securities.

     Failure to Obtain Third Party Consents in connection with an Acquisition or Merger. Intermedia has consummated a number of acquisitions over the past two years, including the acquisition of Shared, and expects to consummate additional acquisitions during the current fiscal year. In connection therewith, Intermedia may not have obtained or, as in the case of the acquisition of Shared, may have elected not to seek, and in connection with future acquisitions may elect not to seek, all required consents from third parties with respect to acquired contracts. If an acquired contract required the consent of a third party and such consent was not obtained, the third party could assert a breach of the contract. Intermedia believes that the failure to obtain any such third party consents should not result in any material adverse consequences to Intermedia, although there can be no assurance that such a consequence will not result.

     Year 2000 Risk. Intermedia has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999. Intermedia believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis. There can, however, be no assurance that this will be the case. The Company does not expect to incur significant expenditures to address this issue. The ability of third parties with whom Intermedia transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Intermedia's business, financial condition, cash flows and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000."

     Regulatory Approval relating to 1997 Offerings. Certain states in which Intermedia is certificated provide for prior approval or notification of the issuance of securities by Intermedia. Because of time constraints, Intermedia did not obtain approval from all such states prior to the consummation of the offerings of its securities during 1997. The requirements for these filings may have been pre-empted by the National Securities Market Improvement Act of 1996, although there is no case law on this point. Intermedia has filed all of the necessary notifications and applications for approval in these states. After consultation with counsel, Intermedia believes the remaining regulatory approvals will be granted and that obtaining such approvals subsequent to the offerings should not result in any material adverse consequences to Intermedia, although there can be no assurance that such a consequence will not result.

     Maintenance of Peering Relationships. The Internet is comprised of many ISPs who operate their own networks and interconnect with other ISPs at various peering points. The establishment and maintenance of peering relationships with other ISPs is necessary to exchange traffic with other ISPs without having to pay settlement charges. Although Intermedia meets the industry's current standards for peering, there is no assurance that other national ISPs will maintain peering relationships with Intermedia. In addition, there may develop increasing requirements associated with maintaining peering relationships with the major national ISPs with which Intermedia may have to comply. There can be no assurance that Intermedia will be able to expand or adapt its network infrastructure to meet the industry's evolving standards on a timely basis, at a commercially reasonable cost, or at all.

     Potential Liability of On-Line Service Providers. The law in the United States relating to the liability of on-line service providers and ISPs for information carried on, disseminated through or hosted on their systems is currently unsettled. Several private lawsuits seeking to impose such liability are currently pending. In one case brought against an ISP, Religious Technology Center v. Netcom On-Line Communication Services, Inc., the United States District Court for the Northern District of California ruled in a preliminary phase that, under certain circumstances, ISPs could be held liable for copyright infringement. The 1996 Act prohibits and imposes criminal penalties for using an interactive computer service to transmit certain types of information and content, such as indecent or obscene communications. On June 26, 1997, the Supreme Court affirmed the decision of a panel of three federal judges which granted a preliminary injunction barring enforcement of this portion of the 1996 Act to the extent enforcement is based upon allegations other than obscenity or child pornography as an impermissible restriction on the First Amendment's right of free speech. In addition, numerous states have adopted or are currently considering similar types of legislation. The imposition upon ISPs or Web hosting sites of potential liability for materials carried on or disseminated through their systems could require Intermedia to implement measures to reduce its exposure to such liability, which could require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Intermedia believes that it is currently unsettled whether the 1996 Act prohibits and imposes liability for any services provided by Intermedia should the content or information transmitted be subject to the statute. The increased attention focused upon liability issues as a result of these lawsuits, legislation and legislative proposals could affect the growth of Internet use. Any such liability or asserted liability could have a material adverse effect on Intermedia's business, financial condition and results of operations.

     Dependence upon Network Infrastructure; Risk of System Failure; Security Risks. Intermedia's success in marketing its services to business and government users requires that Intermedia provide superior reliability, capacity and security via its network infrastructure. Intermedia's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which have caused, and will continue to cause, interruptions in service or reduced capacity for Intermedia's customers. Similarly, Intermedia's ISP business relies on the availability of its network infrastructure for the provision of Internet connectivity. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on Intermedia's business, financial condition and results of operations.

     Expansion Risk. Intermedia is experiencing a period of rapid expansion which management expects will increase in the near future. This growth has increased the operating complexity of Intermedia as well as the level of responsibility for both existing and new management personnel. Intermedia's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Intermedia's inability to effectively manage its expansion could have a material adverse effect on its business.

     A portion of Intermedia's expansion may occur through acquisitions as an alternative to direct investments in the assets required to implement the expansion. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms, or that Intermedia's future acquisitions, if any, will be successful or will not impair Intermedia's ability to service its outstanding obligations.

     Risks of Implementation; Need to Obtain Permits and Rights of
Way. Intermedia is continuing to expand its existing networks. Intermedia has identified other expansion opportunities and is currently extending the reach of its networks to pursue such opportunities. There can be no assurance that Intermedia will be able to expand its existing networks on a timely basis. The expansion of Intermedia's existing networks and its construction or acquisition of new networks will be dependent, among other things, on its ability to acquire rights-of-way and any required permits on satisfactory terms and conditions and on its ability to finance such expansion, acquisition and construction. In addition, Intermedia may require pole attachment agreements with utilities and ILECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained or obtainable on reasonable terms. These factors and others could adversely affect the expansion of Intermedia's customer base on its existing networks and commencement of operations on new networks. If Intermedia is not able to expand, acquire or construct its networks in accordance with its plans, the growth of its business would be materially adversely affected.

     Competition. In each of its markets, Intermedia faces significant competition for the local network services, including local exchange services, it offers from ILECs, which currently dominate their local telecommunications markets. ILECs have long-standing relationships with their customers, which relationships may create competitive barriers. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors for Intermedia. Intermedia also faces competition in most markets in which it operates from one or more ICPs and ILECs operating fiber optic networks. In addition, Intermedia faces competition in its integration services business from equipment manufacturers, the RBOCs and other ILECs, long distance carriers and systems integrators, and in its enhanced data services business (including Internet) from local telephone companies, long distance carriers, VSAT providers, other ISPs and others. In particular, the market for Internet services is extremely competitive and there are limited barriers to entry. Many of Intermedia's existing and potential competitors have financial, personnel and other resources significantly greater than those of Intermedia.

     Intermedia believes that various legislative initiatives, including the 1996 Act, have removed most of the remaining legislative barriers to local exchange competition. Nevertheless, in light of the passage of the 1996 Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of ICPs and CLECs, including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, MCI and others in the interexchange services market, recent federal legislation permits the RBOCs to provide interexchange services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. Recently, a Federal District Court in Texas found unconstitutional certain provisions of the 1996 Act restricting the RBOCs from offering long distance service in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange services in those regions. This decision has been stayed pending appeal. If that decision is permitted to stand, it could result in RBOCs providing interexchange service in their operating regions sooner than previously expected. In addition, AT&T and MCI have entered, and other interexchange carriers have announced their intent to enter, the local exchange services market, which is facilitated by the 1996 Act's resale and unbundled network element provisions. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to interexchange services or from AT&T, MCI or others with respect to local exchange services could have a material adverse effect on Intermedia's business.

     Regulation. Intermedia is subject to varying degrees of federal, state and local regulation. Intermedia is not currently subject to price cap or rate of return regulation at the state or federal level, nor is it currently required to obtain Federal Communication Commission ("FCC") authorization for the installation, acquisition or operation of its interstate network facilities. Further, the FCC issued an order holding that non-dominant carriers, such as Intermedia, are required to withdraw interstate tariffs for domestic long distance service. That order has been stayed by a federal appeals court and it is not clear at this time whether the detariffing order will be implemented. Until further action is taken by the court, Intermedia will continue to maintain tariffs for these services. In June 1997, the FCC issued another order stating that non-dominant carriers, such as Intermedia, could withdraw their tariffs for interstate access services. While Intermedia has no immediate plans to withdraw its tariff, this FCC order allows Intermedia to do so. The FCC does require Intermedia to file tariffs on an ongoing basis for international traffic.

     On May 16, 1997, the FCC released an order that fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers. Intermedia believes that the FCC's new access charge rules do not adversely affect Intermedia's business plan, and that they in fact present significant new opportunities for new entrants, including Intermedia. Aspects of the access charge order may be changed in the future. Numerous parties have either filed appeals with federal courts or asked the FCC to reconsider portions of its new rules.

     Intermedia is generally subject to certification or registration and tariff or price list filing requirements for intrastate services by state regulators. The 1996 Act and the issuance by the FCC of rules governing local competition, particularly those requiring the interconnection of all networks and the exchange of traffic among the ILEC and CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the markets for local exchange services. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing and "most favored nation" rules, as well as certain other of the FCC's interconnection rules. On October 14, 1997, the

Eighth Circuit issued an order clarifying its previous decision. In this order, the Court held that ILECs have an obligation under the 1996 Act to offer other carriers access to the ILECs' network elements on an unbundled basis, but the ILECs do not have an obligation to recombine those elements for use by other carriers. The FCC's and other parties' petitions to the Supreme Court requesting review of these decisions have been granted. Most recently, on January 22, 1998, the Eighth Circuit reiterated that the FCC is bound by the pricing policies of the state regulatory commissions regarding interconnection, unbundled access, resale and transport and termination of local telecommunications traffic and rebuffed what it perceived as an attempt by the FCC to condition the RBOCs' provision of in-region long distance service on compliance with federal pricing policies regarding these items. Even though these decisions restrict the role of the FCC in pricing and other issues, these issues remain subject to scrutiny and oversight by state regulatory commissions.

     Although passage of the 1996 Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on Intermedia.

     Potential Diminishing Rate of Growth. During the period from 1994 through 1997, Intermedia's revenues grew at a compound annual growth rate of 158.8% (including the effect of acquisitions). While Intermedia expects to continue to grow, as its size increases it is likely that its rate of growth will diminish.

     Risk of New Service Acceptance by Customers. Intermedia has recently introduced a number of services, primarily local exchange services, that Intermedia believes are important to its long-term growth. The success of these services will be dependent upon, among other things, the willingness of customers to accept Intermedia as the provider of such services. No assurance can be given that such acceptance will occur; the lack of such acceptance could have a material adverse effect on Intermedia.

     Rapid Technological Changes. The telecommunications industry is subject to rapid and significant changes in technology. While Intermedia believes that, for the foreseeable future, these changes will neither materially affect the continued use of its fiber optic networks nor materially hinder its ability to acquire necessary technologies, the effect on the business of Intermedia of technological changes such as changes relating to emerging wireline and wireless transmission technologies, including software protocols, cannot be predicted.

     Dependence on Key Personnel. Intermedia's business is managed by a small number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on Intermedia's business. Intermedia believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. None of Intermedia's key executives is a party to a long-term employment agreement with Intermedia.

     Risk of Cancellation or Non-Renewal of Network Agreements, Licenses and Permits. Intermedia has lease and/or purchase agreements for rights-of-way, utility pole attachments, conduit and dark fiber for its fiber optic networks. Although Intermedia does not believe that any of these agreements will be cancelled in the near future, cancellation or non-renewal of certain of such agreements could materially adversely affect Intermedia's business in the affected metropolitan area. In addition, Intermedia has certain licenses and permits from local government authorities. The 1996 Act requires that local government authorities treat telecommunications carriers in a competitively neutral, non-discriminatory manner, and that most utilities, including most ILECs and electric companies, afford alternative carriers access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions. There can be no assurance that Intermedia will be able to maintain its existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement its strategy on acceptable terms.

     Business Combinations; Change of Control. Intermedia has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors who have expressed an interest in making an investment in or acquiring Intermedia and (ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of Intermedia's networks or services without necessarily requiring an additional investment in Intermedia. In addition to providing additional growth capital, management believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of, both Intermedia and the investor within the rapidly consolidating telecommunications industry. There can be no assurance that agreements for any of the foregoing will be reached. An investment, business combination or strategic alliance could constitute a change of control. A change of control would require Intermedia to repay its outstanding indebtedness and one series of its outstanding preferred stock. A change of control also requires Intermedia to offer to redeem its other outstanding series of preferred stock. If a change of control does occur, there is no assurance that Intermedia would have sufficient funds, or could obtain any additional debt or equity financing necessary, to make such repayments and redemptions.

     Anti-Takeover Provisions. Intermedia's Certificate of Incorporation and Bylaws, the provisions of the Delaware General Corporation Law (the "DGCL") and the Company's outstanding indebtedness and preferred stock may make it difficult in some respects to effect a change in control of Intermedia and replace incumbent management. In addition, Intermedia's Board of Directors has adopted a Stockholder's Rights Plan, pursuant to which rights to acquire a series of preferred stock, exercisable upon the occurrence of certain events, were distributed to its stockholders. The existence of these provisions may have a negative impact on the price of the Common Stock, may discourage third party bidders from making a bid for Intermedia or may reduce any premiums paid to stockholders for their Common Stock. In addition, the Board has the authority to fix the rights and preferences of, and to issue shares of, Intermedia's preferred stock, which may have the effect of delaying or preventing a change in control of Intermedia without action by its stockholders.

     Shares Eligible for Future Sale. Future sales of shares by existing stockholders under Rule 144 of the Securities Act or pursuant to currently effective registration statements, or through the exercise of outstanding registration rights or the issuance of shares of Common Stock upon the exercise of options or warrants or conversion of convertible securities, including two outstanding series of convertible preferred stock, could materially adversely affect the market price of shares of Common Stock and could materially impair Intermedia's future ability to raise capital through an offering of equity securities. Substantially all of Intermedia's outstanding shares, other than those held by affiliates, are covered by effective registration statements or are transferable without restriction under the Securities Act. Additionally, the purchase price for the acquisitions of LDS and National will be funded at least in part through the issuance of Common Stock. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of shares of Common Stock prevailing from time to time.

     Class Action by DIGEX Stockholders. On June 5, 1997, Intermedia announced that it had agreed to acquire 100% of the outstanding equity of DIGEX (the "DIGEX Acquisition"). The acquisition was consummated through a tender offer for all of the outstanding shares of DIGEX, which closed on July 9, 1997, followed by a cash merger effective on July 11, 1997 (the "DIGEX Merger").

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the "Complaints"), purported stockholders of DIGEX, on behalf of all non-affiliated common stockholders of DIGEX, against Intermedia, DIGEX and the Directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the DIGEX Merger and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunctions enjoining the DIGEX Merger, but no applications were made for such injunctions prior to the consummation of the DIGEX Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. The action has been dormant since that time.

     These cases are in their very early stages and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

     Forward Looking Statements. The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as Intermedia's plans to expand its existing networks or to build and acquire networks in new areas, the market opportunity presented by larger metropolitan areas, its anticipation of installation of switches or the provision of local exchange services and revenues from designated markets during 1998 and statements regarding development of Intermedia's businesses, the estimate of market sizes and addressable markets for Intermedia's services and products, Intermedia's anticipated capital expenditures, regulatory reform and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved. Actual events or results may differ materially as a result of risks facing Intermedia or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, Intermedia's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular markets where it plans to market services, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements.

     Moreover, Intermedia presents certain data contained herein on an annualized basis, based on quarterly or monthly data, because Intermedia believes that such annualized data is a standard method to present certain data in the telecommunications industry. However, actual annual results could differ materially from annualized data because annualized data does not account for factors such as seasonality, growth or decline. Consequently, readers should not place undue reliance on the annualized data.

ITEM 2.  PROPERTIES

     Intermedia leases its principal administrative, marketing, warehouse and service development facilities in Tampa, Florida and leases other space for storage of its electronics equipment and for administrative, sales and engineering functions in other cities where the Company operates networks and/or performs sales functions. Intermedia believes that its properties are adequate and suitable for their intended purposes.

     As of December 31, 1997, the Company's total telecommunications and equipment in service consisted of fiber optic telecommunications equipment (56%), fiber optic cable (11%), furniture and fixtures (10%), leasehold improvements (2%) and construction in progress (21%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of the Company's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by Intermedia.

     Equipment additions over the past five years include gross additions to telecommunications equipment having an estimated service life of one year or more. Additions, including capital leases and excluding equipment acquired and capital leases assumed in business acquisitions, since January 1, 1993 were as follows (in thousands):

                  YEAR ENDED DECEMBER 31,                        AMOUNT
                  -----------------------                       --------
1993........................................................    $ 10,767
1994........................................................      18,289
1995........................................................      34,873
1996........................................................     131,466
1997........................................................     275,771

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the DIGEX Merger, and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunction enjoining the DIGEX Merger but no applications were made for such injunctions prior to consummation of the DIGEX Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. The case has been dormant since that date.

     These cases are in their very early stages and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ICIX". As of February 13, 1998, based upon 80 holders of record of the Common Stock and an estimate of the number of individual participants represented by security position listings, there are approximately 4,550 beneficial holders of the Common Stock. The approximate high and low bid prices for the Common Stock tabulated below are as reported by The Nasdaq Stock Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                                                 BID PRICE
                                                                -----------
                          QUARTER                               HIGH    LOW
                          -------                               ----    ---
1996
  First.....................................................     19 3/4 13
  Second....................................................     38 1/2 17 3/4
  Third.....................................................     34 3/4 22
  Fourth....................................................     35     21
1997
  First.....................................................     26 1/4 12
  Second....................................................     33     15 1/2
  Third.....................................................     48     30
  Fourth....................................................     61     41 1/4

     Holders of shares of Common Stock are entitled to dividends, when and if declared by the Board of Directors, out of funds legally available therefor. Intermedia has never declared or paid cash dividends on its Common Stock. Intermedia intends to retain its earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's outstanding indebtedness and preferred stock restrict the payment of dividends until certain conditions are met. When such restrictions no longer exist, the decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and capital requirements, business conditions and other factors. The payment of dividends on the Common Stock is also subject to the preference applicable to the outstanding shares of the Company's preferred stock and to the preference that may be applicable to any shares of the Company's preferred stock issued in the future.

     On October 30, 1997, the Company sold 7,000,000 depositary shares (the "Series E Depositary Shares") (aggregate liquidation preference $175,000,000) each representing a one-hundredth interest in a share of the Company's 7% Series E Junior Convertible Preferred Stock (the "Series E Preferred Stock"), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and the Company sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference of $25,000,0000). Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series E Preferred Stock will be redeemable at the option of the Company at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004. The Series E Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $60.47 per share of Common Stock, subject to certain adjustments.

     The Series E Depositary Shares were issued and sold to the initial purchasers pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers of the Series E Depositary Shares represented to the Company, among other things, that (i) it is a qualified institutional buyer ("QIB"), (ii) it is not acquiring the Series E Depositary Shares with a view to any distribution thereof that would violate the Act or the securities laws of any state of the United States or any other applicable jurisdiction, (iii) it will be re-offering and reselling the Series E Depositary Shares only to QIBs in reliance on the exemption from the registration requirements of the Act provided by Rule 144A, pursuant to offers and sales that occur outside the United States within the meaning of Regulation S and to accredited investors in a private placement exempt from the registration requirements of the Act, and (iv) no form of general solicitation or general advertising has been or will be used by it or any of its representatives in connection with the offer and sale of any of the Series E Depositary Shares.

     On January 13, 1998, Current Sciences Group, Inc., formerly known as Electronic Press Services Inc., exercised a warrant granted by DIGEX prior to the DIGEX Acquisition which, upon consummation of the DIGEX Acquisition, was converted into the right to purchase 83,870 shares of Common Stock of Intermedia at an exercise price of $21.65 per share. After giving effect to the cashless exercise provision, 53,172 shares of Common Stock were issued to Current Sciences Group. The shares of Common Stock were issued pursuant to the exemption from registration provided by Section 3 (a) (9) of the Act.

     On November 21, 1997, Ralph J. Sutcliffe, a partner of Kronish, Lieb, Weiner & Hellman LLP, was granted a warrant to purchase 100,000 shares of Common Stock at an exercise price of $41.50 per share. The warrant was granted pursuant to the exemption from registration provided by Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL AND OTHER OPERATING DATA

     The selected financial data and balance sheet data presented below as of and for the five years in the period ended December 31, 1997 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

     The operating results of EMI are included in the Company's consolidated operating results commencing July 1, 1996. The operating results of Universal Telecom Inc. ("UTT") and NetSolve Incorporated ("NetSolve") are included in the Company's consolidated operating results commencing December 1, 1996. The operating results of DIGEX are included in the Company's consolidated operating results commencing July 1, 1997. The operating results do not reflect the recently consummated acquisition of Shared. The financial statements for Shared may be found beginning on page F-26 of this report. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the Notes thereto, included elsewhere in this report.

         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1993       1994       1995       1996        1997
                                        --------   --------   --------   ---------   ---------
Selected Financial Data:
  Revenue............................   $  8,292   $ 14,272   $ 38,631   $ 103,397   $ 247,899
  Expenses
     Network expenses, facilities
       administration and
       maintenance, and cost of goods
       sold..........................      2,843      5,396     22,989      81,105     199,139
     Selling, general and
       administrative................      3,893      6,412     14,993      36,610      98,598
     Depreciation and amortization...      3,020      5,132     10,196      19,836      53,613
     Charge for in-process R&D(1)....         --         --         --          --      60,000
                                        --------   --------   --------   ---------   ---------
                                           9,756     16,940     48,178     137,551     411,350
                                        --------   --------   --------   ---------   ---------
  Loss from operations...............     (1,464)    (2,668)    (9,547)    (34,154)   (163,451)
  Other income (expense)
     Interest expense................       (844)    (1,218)   (13,767)    (35,213)    (60,662)
     Interest and other income.......        234        819      4,060      12,168      26,824
     Income tax benefit..............         --         --         97          --          --
                                        --------   --------   --------   ---------   ---------
     Loss before extraordinary
       item..........................     (2,074)    (3,067)   (19,157)    (57,199)   (197,289)
     Extraordinary loss on early
       extinguishment of debt(2).....         --         --     (1,592)         --     (43,834)
                                        --------   --------   --------   ---------   ---------
  Net loss...........................     (2,074)    (3,067)   (20,749)    (57,199)   (241,123)
  Preferred stock dividends and
     accretions......................         --         --         --          --     (43,742)
                                        --------   --------   --------   ---------   ---------
     Net loss attributable to Common
       Stockholders..................   $ (2,074)  $ (3,067)  $(20,749)  $ (57,199)  $(284,865)
                                        ========   ========   ========   =========   =========
Basic and diluted loss per common
  share:
     Loss before extraordinary item,
       including preferred stock
       dividends and accretions......   $  (0.29)  $  (0.34)  $  (1.91)  $   (4.08)  $  (14.46)
     Extraordinary item (2)..........         --         --       (.16)         --       (2.63)
                                        --------   --------   --------   ---------   ---------
     Net loss per common share.......   $  (0.29)  $  (0.34)  $  (2.07)  $   (4.08)  $  (17.09)
                                        ========   ========   ========   =========   =========
  Weighted average number of shares
     outstanding.....................      7,077      8,956     10,036      14,018      16,670
                                        ========   ========   ========   =========   =========

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1993       1994       1995       1996        1997
                                        --------   --------   --------   ---------   ---------
Other Data:
  Earnings (loss) before interest,
     income taxes, depreciation,
     amortization and charge for
     in-process R&D ("EBITDA")(3)....   $  1,556   $  2,464   $    649   $ (14,318)  $ (49,838)
  Capital expenditures...............   $ 10,486   $ 13,731   $ 29,962   $ 131,214   $ 260,105
Transport Services:(4)
  Buildings connected(5).............        234        293        380         487       3,005
  Route miles........................        335        378        504         655         757
  Fiber miles........................     10,239     11,227     17,128      24,122      34,956
  Number of city-based networks in
     service.........................          5          6          9           9          10
Enhanced Data Services:(4)
  Nodes(6)...........................        100        900      2,300       9,777      20,209
  Cities(7)..........................         37        336        600       2,266       4,104
  Switches...........................          4         12         31          89         136
Local and Long Distance Services:(4)
  Voice switches in operation........         --          1          1           5          16
  Long distance billable minutes.....         --         --   32,912,501 69,118,148  139,437,921
  Access line equivalents............         --         --         --       7,106      81,349
Employees(4).........................         58        146        287         874       2,036

                                                             DECEMBER 31,
                                       ---------------------------------------------------------
                                        1993      1994        1995         1996         1997
                                       -------   -------   ----------   ----------   -----------
Balance Sheet Data:
  Cash and cash equivalents(8)......   $27,954   $10,208   $   50,997   $  189,546   $   756,923
  Working capital(9)................    25,712     9,588       70,353      206,029       747,246
  Total assets......................    61,219    74,086      216,018      512,940     1,874,970
  Long-term obligations and
     preferred stock (including
     current maturities)............    11,614    16,527      165,545      358,508     1,941,219
  Total stockholders' equity
     (deficiency)...................    45,987    52,033       40,254      114,230      (140,009)

---------------

1. A one time charge to earnings was recorded as a result of the purchase of in process research and development in connection with the acquisition of DIGEX.

2. The Company incurred extraordinary charges in 1995 and 1997 related to early extinguishment of debt.

3. EBITDA consists of earnings before interest, income taxes, depreciation, amortization and charge for in-process R&D. In addition, 1995 and 1997 EBITDA excludes an extraordinary charge of $1,592 and $43,834, respectively, related to the early extinguishment of debt. EBITDA is provided in the Selected Financial and Other Operating Data Section since it is a measure commonly used in the telecommunications industry to measure operating performance, asset value and financial leverage. It is presented to enhance the reader's understanding of the Company's operating results and is not intended to present cash flow for the periods presented. See the Consolidated Statements of Cash Flows included in the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

4. Amounts reflected in the table are based upon information contained in the Company's operating records.

5. Beginning in January 1997, Intermedia changed its definition of "Buildings connected" to include buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia. Intermedia believes the new definition is consistent with industry practice.

6. Amount represents an individual point of origination and termination of data served by the Company's enhanced network.

7. Represents the number of discrete postal cities to which enhanced data services are provided by the Company.

8. Cash and cash equivalents excludes investments of $20,954, $26,675 and $6,853 in 1995, 1996 and 1997, respectively, restricted under the terms of various notes and other agreements.

9. Working capital includes the restricted investments referred to in Note 8 above whose restrictions either lapse within one year or will be used to pay current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

OVERVIEW

     Intermedia has experienced continuous revenue growth since its inception in 1986. Since 1992, the Company has experienced an accelerating rate of revenue growth. Building from its original base in Florida, Intermedia now provides integrated telecommunications services nationally with a focus on customers who have a substantial presence in the eastern United States. Through a combination of internally generated growth and targeted acquisitions the Company has expanded its service territory and dramatically increased its customer base.

     Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also utilizes the resale of ILEC local exchange services as a means of rapidly entering new markets and establishing customer relationships. These resale customers may later be migrated onto the Company's switches and network. The Company offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 386 NNIs and 136 data switches, Intermedia has established the most densely deployed frame relay switching network in the nation. The Company's nationwide interexchange network, which it is upgrading to provide ATM capability, carries both its data network traffic and its voice network traffic.

     At its inception, Intermedia provided special access and private line services to IXCs. In 1988, Intermedia was the first telecommunications provider in Florida to begin providing special access and private line services to business customers. In 1991, Intermedia began offering specialized integration services such as construction of campus LANs, and in 1992, Intermedia introduced its first enhanced data services based on frame relay technology, providing flexible capacity and highly reliable end-to-end data service. The Company began offering interexchange long distance service in December 1994, Internet services in 1995, local exchange services in 1996 and integrated voice/data services via Single-T(sm) in 1997. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, expand its base of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenue, because of Intermedia's ability to offer such customers integrated, cost-effective telecommunications solutions. The Company believes that during the first few years of local exchange competition, some IXCs may enter the local exchange market by becoming resellers of the Company's local services. If the IXCs pursue a resale strategy, the amount of revenue the Company realizes from carriers may increase during this period, although the Company does not depend on these IXC resale revenues to satisfy its business plan.

     From 1992 through 1995, the Company achieved positive EBITDA and increased its revenue base substantially. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA was negative for 1996 and 1997. The Company expects EBITDA to be positive for 1998. The development of the Company's business and the expansion of its network and systems infrastructure have resulted in substantial capital expenditures and net losses during this period of its operations. Network operating costs, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses for the next several years. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

PLAN OF OPERATION

     In 1998, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $34 billion in 1997 in the Company's service territory. As a result of the Company's planned expansion in 1998, including the consummation of the pending acquisitions of LDS and National, the Company expects to be positioned to provide these services in markets with a total opportunity of more than $90 billion by the end of 1998.

     In order to develop its business more rapidly and efficiently utilize its capital resources, Intermedia plans to use the existing fiber optic infrastructure of other providers in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a Packet/Cell Switched Network. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, improve its EBITDA. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of the Company and the Unaudited Pro Forma Condensed Consolidated Financial Statements expressed in percentages of revenue:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1995     1996      1997
                                                                -----    -----    ------
Revenues:
  Local network services....................................     27.9%    13.1%     16.9%
  Enhanced data services....................................     18.0     30.6      34.9
  Interexchange services....................................     48.9     51.4      45.6
  Integration services......................................      5.2      4.9       2.6
                                                                100.0    100.0     100.0
Expenses:
  Network expenses..........................................     52.1     66.8      66.3
  Facilities administration and maintenance.................      5.3      7.4      12.8
  Cost of goods sold........................................      2.1      4.2       1.2
  Selling, general and administrative.......................     38.8     35.4      39.8
  Depreciation and amortization.............................     26.4     19.2      21.6
  Charge for in-process R&D.................................       --       --      24.2
                                                                -----    -----    ------
Loss from operations........................................    (24.7)   (33.0)    (65.9)
Other income (expense):
  Interest expense..........................................    (35.6)   (34.1)    (24.5)
  Interest and other income.................................     10.5     11.8      10.8
  Income tax benefit........................................      0.2       --        --
                                                                -----    -----    ------
Loss before extraordinary item..............................    (49.6)   (55.3)    (79.6)
Extraordinary loss on early extinguishment of debt..........     (4.1)      --     (17.7)
                                                                -----    -----    ------
Net Loss....................................................    (53.7)   (55.3)    (97.3)
Preferred stock dividends and accretions....................       --       --     (17.6)
                                                                -----    -----    ------
Net loss attributable to Common Stockholders................    (53.7)%  (55.3)%  (114.9)%

YEAR ENDED 1997 VS. YEAR ENDED 1996

     The Company's revenue grew from $103.4 million to $247.9 million or 140% from 1996 to 1997. Revenue in 1996 and 1997 for each of the product lines were as follows:

                                                                 1996      1997     INCREASE
                                                                ------    ------    --------
Local network services......................................    $ 13.5    $ 42.0     $ 28.5
Enhanced data services......................................      31.7      86.6       54.9
Interexchange services......................................      53.1     113.2       60.1
Integration equipment, sales and services...................       5.1       6.1        1.0
                                                                ------    ------     ------
                                                                $103.4    $247.9     $144.5
                                                                ------    ------     ------

     The increase in revenue was derived principally from the acquisitions of EMI, NetSolve and UTT in 1996, the acquisition of DIGEX in 1997, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The increase in the level of local network services primarily related to the continued rollout of local exchange services into additional markets. The number of access line equivalents, increased from 7,106 at December 31,

1996 to 81,349 at December 31, 1997. The Company has received CLEC certification in 37 states and the District of Columbia as of December 31, 1997. The increase in the level of enhanced data services primarily resulted from the expansion of the Company's enhanced data network by 47 switches and 10,709 new frame relay nodes since January 1, 1997. In addition, the number of frame relay cities increased by 1,904 during the same time period. A portion of the revenue increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997. From December 31, 1996 to December 31, 1997, the number of fiber miles in the Company's network increased from 24,122 to 34,956 and route miles increased from 655 to 757. The increase in the level of interexchange services primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996 and the inclusion of UTT for 12 months in 1997 versus 1 month in 1996. The increase in the level of integration services primarily resulted from the Company's increased focus on providing a total service package for the customer.

     Operating expenses in total increased 199% to $411.4 million in 1997 compared to $137.6 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased network and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, $60 million resulted from the charge for in-process research and development and the inclusion of EMI, NetSolve, UTT and DIGEX's operating results. EMI's operating results were included for 12 months in 1997 versus 6 months in 1996. NetSolve and UTT's operating results were included for 12 months in 1997 versus 1 month in 1996. DIGEX's operating results were included from July 1, 1997.

     Network expenses increased 138% to $164.5 million in 1997 compared to $69.1 million for the same period in 1996. This increase primarily resulted from the increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997.

     Facilities administration and maintenance, and cost of goods sold increased 188% to $34.6 million in 1997 compared to $12.0 million for the same period in 1996. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expense related to hiring additional engineering and operations staff to support and service the expanding network.

     Selling, general and administrative expenses increased 169% to $98.6 million in 1997 compared to $36.6 million for the same period in 1996. This increase primarily resulted from the Company's continued growth and represented a major increase in the sales, marketing, management information and customer service personnel, one time expenditures for employee recruitment, relocation and training and increased commissions relating to the rise in revenue for these periods. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997.

     Depreciation and amortization expense increased 170% to $53.6 million in 1997 compared to $19.8 million for the same period in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and 1997, relating to ongoing network expansion, as well as the DIGEX acquisition which contributed $113.4 million of goodwill in 1997. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996, and the inclusion of DIGEX from July 1, 1997.

     Charge for in-process Research & Development of $60 million represents the amount of purchased in-process research and development associated with the purchase of DIGEX. This cost was recorded as a one-time charge to earnings in the third quarter of 1997.

     Interest expense increased 72% to $60.7 million in 1997 compared to $35.2 million for the same period in 1996. This increase primarily resulted from interest expense on the approximately $1.6 billion of senior notes issued by the Company in 1996 and 1997. The increase in interest expense was partially offset by the retirement of an earlier issuance of senior notes in the third quarter of 1997. Included in 1997 interest expense is $45.5 million of debt discount amortization and $1.9 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $5 million in 1997.

     Interest and other income increased 120% to $26.8 million in 1997 compared to $12.2 million for the same period in 1996. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuances of securities in 1996 and 1997.

     Extraordinary Loss of $43.8 million in 1997 consisted of pre-payment penalties relating to the early retirement of certain outstanding indebtedness of the Company from the proceeds of a new issuance of senior notes and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.

     Preferred stock dividends and accretions of $43.7 million resulted from the issuance in 1997 of three series of preferred stock. Preferred stock dividends in the amount of $42.5 million were comprised of the issuance of an additional 3,442 shares of one series of the outstanding preferred stock valued at $34.4 million, in payment of the dividends due on such series of preferred stock, the issuance of 86,854 shares of Common Stock valued at $3.2 million in payment of dividends on a second series of preferred stock and an accrual of $4.9 million representing the dividends payable on two series of the preferred stock in January 1998. Accretions to liquidation preference for the three issues totaled $1.2 million in 1997.

     EBITDA decreased 248% to $(49.8) million in 1997 compared to $(14.3) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan, which significantly increased growth oriented expenses, prior to realizing revenue associated with these expenditures.

YEAR ENDED 1996 VS. YEAR ENDED 1995

     The Company's revenue grew from $38.6 million to $103.4 million or 168% from 1995 to 1996. Revenue in 1995 and 1996 for each of the product lines were as follows:

                                                                1995      1996     INCREASE
                                                                -----    ------    --------
Local network services......................................    $10.8    $ 13.5     $ 2.7
Enhanced data services......................................      6.9      31.7      24.8
Interexchange services......................................     18.9      53.1      34.2
Systems integration.........................................      2.0       5.1       3.1
                                                                -----    ------     -----
                                                                $38.6    $103.4     $64.8
                                                                =====    ======     =====

     The increase in revenue was derived principally from growth in the Company's local network services, enhanced data services and interexchange services. EMI contributed $27.8 million to the growth during the last six months of 1996, of which $20.5 million related to interexchange services and $7.3 million related to enhanced data services. The Company acquired the telecommunications division of EMI in June 1996. The Company's annualized monthly recurring revenue increased to $12.3 million at December 31, 1996 from $3.3 million at December 31, 1995, an increase of 273%. Monthly recurring revenue represents the monthly service charges billable to telecommunications service customers as of the last day of the period indicated and excludes nonrecurring revenue for certain one-time charges, such as installation fees or equipment sales. The increase in the level of enhanced data services was evidenced by the increase in nodes which grew approximately 313% from approximately 2,300 at December 31, 1995 to approximately 9,500 at December 31, 1996. The geographic coverage of the Company's network also grew in 1996 primarily through the acquisitions of EMI, UTT and NetSolve and the expansion of the Company's intercity network. Monthly recurring revenue in the backlog (booked sales that have yet to be installed) at December 31, 1996 was approximately

$4.8 million annualized, a 14.3% increase from the prior year. From December 31, 1995 to December 31, 1996, the number of fiber miles in the Company's network increased from 17,128 to 24,122; route miles increased from 504 to 655; and the number of customers served by Intermedia increased from 9,530 to 14,133.

     Operating expenses in total increased by 186% from $48.2 million for 1995 to $137.6 million in 1996, a $89.4 million increase. Of the increase, approximately $25.9 million, $1.9 million and $.5 million were attributable to the inclusion of EMI, NetSolve and UTT operating expenses, respectively. The operating results of EMI have been included in the consolidated results since July 1, 1996. NetSolve and UTT operating results have been included in the consolidated results since December 1, 1996. The balance of the increase was consistent with the significant expansion of the Company's owned and leased network and equipment sales to customers.

     Network expense, facilities administration and maintenance, and cost of goods sold increased $58.1 million or 253% to $81.1 million in 1996 from $23.0 million in 1995. Of the increase, approximately $20.9 million, $.9 million and $.4 million were attributable to the inclusion of EMI, NetSolve and UTT operating results, respectively. In addition, increases in leased network capacity associated with the growth of local network service, enhanced data service and interexchange service revenue, increases in maintenance expense due to network expansion, payroll expense increases due to hiring additional engineering and operations staff along with increased cost of goods sold related to equipment sold to customers contributed to the change.

     Selling, general and administrative expense increased to $36.6 million in 1996 from $15.0 million in 1995, an increase of $21.6 million or 144%. The increase in expense is primarily related to increased sales commissions as a result of increases in sales bookings, in addition to increased sales, customer service, marketing and management information systems and payroll expense along with related costs, including one-time recruitment, relocation and training expense. Of the increase, approximately $2.7 million was attributable to the inclusion of EMI operating results. Selling, general and administrative expense in 1996 include $.9 million of amortization of deferred compensation expense related to the Company's 1996 Long-Term Incentive Plan. Unamortized deferred compensation to be amortized into expense over approximately the next 5 years amounts to $7.6 million.

     Depreciation and amortization expense increased to $19.8 million in 1996 from $10.2 million in 1995, an increase of $9.6 million or 95%. These increases are directly related to the $149.6 million and $34.9 million of telecommunications equipment additions (including capital leases and business acquisitions) in 1996 and 1995, respectively, relating to ongoing network expansion.

     Interest expense increased to $35.2 million in 1996 from $13.8 million in 1995, an increase of $21.4 million or 156%. This increase is the result of interest expense on the $330 million of senior notes issued by the Company in May 1996 and the effect of a full year of interest expense on the June 1995 issuance of $160 million of senior notes. Included in the $35.2 million of interest expense for 1996 was $14.3 million of interest on one series of outstanding senior discount notes which was accreted into principal without a cash outlay.

     Interest and other income increased to $12.2 million in 1996 from $4.1 million in 1995, an increase of $8.1 million or 200%, resulting from interest income earned on the proceeds of the issuances of securities during 1995 and 1996.

     Extraordinary loss of $1.6 million in 1995 reflects $1.2 million in prepayment penalties related to certain indebtedness which was repaid from the proceeds of the June 1995 issuance of senior notes and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

     EBITDA for 1996 decreased $15.0 million in 1996 from $.6 million in 1995 to $(14.3) million in 1996. As a percentage of revenue, 1996 and 1995 EBITDA were approximately (13.8%) and 1.7%, respectively. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expense prior to realizing revenue associated with these expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Capital expenditures for Intermedia were $30.0 million, $131.2 million and $260.1 million in 1995, 1996 and 1997, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to Intermedia's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) continued development of Intermedia's enhanced data services.

     Intermedia has funded a substantial portion of these expenditures through the public sale of debt and equity securities and privately placed debt. From inception through December 31, 1996, Intermedia raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 Intermedia raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock, resulting in an increase of available cash from $189.5 million at the beginning of 1997 to $756.9 million at December 31, 1997. All of these issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholder's equity on the Company's balance sheet at December 31, 1997. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

     The substantial capital investment required to build Intermedia's network has resulted in negative cash flow after consideration of investing activities over the last five year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of Intermedia's network in anticipation of connecting revenue generating customers. Intermedia expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of Intermedia's networks. Until sufficient cash flow after investing activities is generated, Intermedia will be required to utilize its current and future capital resources to meet its cash flow requirements, including the issuance of additional debt and/or equity securities.

     In response to the new pro-competitive telecommunications environment (See "Business -- Government Regulation"), Intermedia has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. Intermedia expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of December 31, 1997, Intermedia was certified as a CLEC in 37 states and the District of Columbia, allowing Intermedia to provide local exchange services in those markets, and is currently seeking CLEC certification in the remaining 13 states. In addition, Intermedia expects to expend capital for the further development of Intermedia's enhanced data service and interchange service offerings.

     A portion of Intermedia's expansion has occurred, and may continue to occur, by means of acquisitions. In July 1997, Intermedia acquired DIGEX, a leading nationwide business ISP. The aggregate cash consideration for the acquisition was approximately $160 million and was funded with Intermedia's then existing cash reserves. In March 1998, Intermedia acquired Shared. The total deemed purchase price for Shared is estimated to be approximately $660.4 million, excluding certain transaction expenses and fees relating to certain agreements. This amount includes repayment of $123.5 million of Shared's outstanding bank debt (including accrued interest and outstanding fees) in connection with the consummation of the acquisition.

     In December 1997, Intermedia entered into a definitive agreement for the acquisition of LDS for a purchase price of approximately $151 million, of which approximately $130 million is payable in Intermedia

Common Stock and approximately $21 million is payable in cash, subject to certain adjustments. In February 1998, Intermedia entered into a definitive merger agreement with National. The total purchase price for National is approximately $151 million, subject to certain adjustments, of which 70% is payable in Intermedia Common Stock and 30% is payable in cash.

     Intermedia expects that it will be EBITDA positive for 1998 and that its 1998 capital requirements (estimated as approximately $400 million which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations and the bank credit facility discussed below. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, Intermedia may determine to raise additional capital before such time. There can be no assurance, however, that Intermedia will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of Intermedia's outstanding indebtedness and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. Intermedia has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to Intermedia will be established.

     Intermedia has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring Intermedia, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of Intermedia's network or services without necessarily requiring an additional investment in or by Intermedia and (iii) companies that represent potential acquisition opportunities for Intermedia. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any thereof is necessary to successfully implement its strategic plans.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed in timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

     The Company is in the process of contacting all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $1.3 million in external personnel costs, and is being funded through operating cash flows. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other capital projects currently scheduled. The remaining expenses would not be expected to have a material effect on the results of operations. Through year-end 1997, the Company has incurred approximately $380,000 in expenses related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of plans for systems modifications and testing.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and will be funded on a case-by-case basis as they occur.

     The costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

INCOME TAXES

     The Company recorded no current net income tax expense in 1997. At December 31, 1997, a full valuation allowance was provided on net deferred tax assets of $117.7 million based upon the Company's history of losses over the past several years and the uncertainty surrounding the Company's ability to recognize such assets. The valuation allowance relates primarily to net operating losses and high yield debt obligations.

NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 effective December 31, 1997. All earnings per share accounts for all periods presented, have been restated to conform to the Statement 128 requirements.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The Company is assessing implementation of the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997. The adoption of Statement 131 may result in additional financial statement disclosures.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997.

IMPACT OF INFLATION

     Inflation has not had a significant impact on Intermedia's operations over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders, to be held on May 20, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the information captioned "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Comparative Stock Performance" to be included in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the information captioned "Beneficial Ownership" to be included in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following consolidated financial statements of the Company and the Notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed under Item 8 of this
Report:

FINANCIAL STATEMENTS -- INTERMEDIA
Report of Independent Certified Public Accountants..........   F-1
Consolidated Balance Sheets at December 31, 1996 and 1997...   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
FINANCIAL STATEMENT SCHEDULES -- INTERMEDIA
Schedule II -- Valuation and Qualifying Accounts............  F-25
FINANCIAL STATEMENTS -- SHARED
Report of Independent Auditors..............................  F-26
Consolidated Balance Sheets at December 31, 1996 and 1997...  F-29
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................  F-31
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1995, 1996 and 1997......  F-32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................  F-33
Notes to Consolidated Financial Statements..................  F-34

     The financial information of Shared is provided pursuant to Rule 3-09 of Regulation S-X and, under that Rule, is required only for 1997. Information with respect to Shared Technologies Cellular (Cellular), referred to in Note 19 to the Shared financial statements is not provided herein since it is not required with respect to the registrant, but accessible in Cellular's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

     All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (the "Commission") are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed during in the fourth quarter of 1997:

     Intermedia filed a Current Report on Form 8-K, dated October 24, 1997, reporting under Item 5, the commencement of two concurrent private placements. The unaudited financial statements of DIGEX for the six months ended June 30, 1997 and the unaudited pro forma condensed consolidated financial statements of Intermedia and DIGEX for the year ended December 31, 1996 and the six months ended June 30, 1997 were filed as exhibits to this report.

     Intermedia filed a Current Report on Form 8-K, dated October 30, 1997, reporting under Item 5 and Item 9, the completion of the concurrent private placements of senior notes and preferred stock.

     Intermedia filed a Current Report on Form 8-K, dated November 21, 1997, reporting under Item 5, the execution of the definitive merger agreement to acquire Shared. Intermedia filed Amendment No. 1 to the Current Report on Form 8-K, dated November 21, 1997, to report under Item 2, the execution of the definitive merger agreement to acquire Shared. The financial statements of Shared for the period ended December 31, 1996 and unaudited pro forma condensed consolidated financial statements were filed as Amendment No. 2 to the Current Report on Form 8-K, dated November 21, 1997. The unaudited pro forma condensed consolidated financial statements were amended by Amendment No. 3 to the Current Report on Form 8-K, dated November 21, 1997.

     Intermedia filed a Current Report on Form 8-K, dated December 18, 1997, reporting under Item 5, the execution of a definitive agreement to acquire LDS.

EXHIBITS

NUMBER   EXHIBIT
------   -------
2.1      Agreement and Plan of Merger, dated as of June 4, 1997,
         among Intermedia, Daylight Acquisition Corp. and DIGEX,
         Incorporated. Exhibit 99(c)(1) to Intermedia's Schedule
         14D-1 filed with the Commission on June 11, 1997 is
         incorporated herein by reference.
2.2      Agreement and Plan of Merger, dated as of November 20, 1997, by and among Intermedia, Moonlight Acquisition Corp. and
         Shared Technologies Fairchild Inc. Exhibit 99(c)(1) to In-
         termedia's Schedule 14D-1 and Schedule 13D filed with the
         Commission on November 26, 1997 is incorporated herein by
         reference.
2.3      Acquisition Agreement, dated as of December 17, 1997, among
         Intermedia and the holders of interest in the Long Distance
         Savers companies. Exhibit 2.3 to Amendment No. 1 to
         Intermedia's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
         incorporated herein by reference.
2.4      Agreement and Plan of Merger, dated as of February 11, 1998, among Intermedia, Sumter One Acquisition, Inc., Sumter Two
         Acquisition, Inc., National Telecommunications of Florida,
         Inc., NTC, Inc. and the stockholders of National. Exhibit
         2.4 to Intermedia's Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
3.1      Restated Certificate of Incorporation of Intermedia,
         together with all amendments thereto. Exhibit 3.1 to
         Intermedia's Quarterly Report on Form 10-Q for the Quarter
         ended September 30, 1997 is incorporated herein by
         reference.
3.2      By-laws of Intermedia, together with all amendments thereto.
         Exhibit 3.2 to Intermedia's Registration Statement on Form
         S-1, filed with the Commission on November 8, 1993 (No.
         33-69053) (the "Form S-1") is incorporated herein by
         reference.
4.1      Indenture, dated as of June 2, 1995, between Intermedia and
         SunBank National Association, as trustee. Exhibit 4.1 to
         Intermedia's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 20, 1995 (No.
         33-93622) is incorporated herein by reference.

NUMBER   EXHIBIT
------   -------
4.1(a)   Amended and Restated Indenture, dated as of April 26, 1996, between Intermedia and SunTrust Bank, Central Florida,
         National Association, as trustee. Exhibit 4.1 to
         Intermedia's Current Report on Form 8-K filed with the
         Commission on April 29, 1996 is incorporated herein by
         reference.
4.2      Indenture, dated as of May 14, 1996, between Intermedia and
         SunTrust Bank, Central Florida, National Association, as
         trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's
         Registration Statement on Form S-3 filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.
4.3      Indenture, dated as of July 9, 1997, between Intermedia and
         SunTrust Bank, Central Florida, National Association, as
         trustee. Exhibit 4.1 to Intermedia's Current Report on Form
         8-K filed with the Commission on July 17, 1997 is
         incorporated herein by reference.
4.4      Indenture, dated as of October 30, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
         trustee. Exhibit 4.1 to Intermedia's Current Report on Form
         8-K filed with the Commission on November 6, 1997 is
         incorporated herein by reference.
4.5      Indenture, dated as of December 23, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
         trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File No. 333-44875) filed with the
         Commission on April 18, 1996 is incorporated herein by
         reference.
4.6      Rights Agreement dated as of March 7, 1996, between
         Intermedia and Continental Stock Transfer and Trust Company.
         Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the Commission on March 12, 1996 is incorporated herein by reference.
4.6(a)   Amendment to Rights Agreement, dated as of February 20, 1997 between Intermedia and Continental Stock Transfer & Trust
         Company. Exhibit 4.4(a) to Intermedia's Annual Report on
         Form 10-K for the year ended December 31, 1996 is
         incorporated herein by reference.
4.6(b)   Amendment to Rights Agreement, dated as of January 27, 1998 between Intermedia and Continental Stock Transfer & Trust
         Company.
10.1     1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is
         incorporated herein by reference.
10.1(a)  Amendment to 1992 Stock Option Plan dated May 20, 1993.
         Exhibit 10.1(b) to the Form S-1 is incorporated herein by
         reference.
10.1(b)  Amendment to 1992 Stock Option Plan dated as of December 16,
         1997.
10.2     Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's
         Annual Report on Form 10-K for the year ended December 31,
         1995 (the "1995 Form 10-K") is incorporated herein by
         reference.
10.2(a)  Amendment to Long Term Incentive Plan dated as of December
         16, 1997.
10.3     Intermedia Communications Inc. 1997 Equity Participation
         Plan for the Benefit of Employees of DIGEX, Incorporated.
10.4     Intermedia Communications Inc. 1997 Stock Option Plan for
         the Benefit of Employees of DIGEX, Incorporated.
10.5     David C. Ruberg Employment Agreement, dated May 1, 1993,
         between David C. Ruberg and Intermedia. Exhibit 10.2 to
         Intermedia's 1995 Form 10-K is incorporated herein by
         reference.
10.6     Letter Agreement dated August 27, 1996 between Robert M.
         Manning and Intermedia.
10.7     Letter Agreement dated September 23, 1996 between Robert A.
         Rouse and Intermedia.
10.8     Sublease, dated August 28, 1995, between Intermedia and
         Pharmacy Management Services, Inc. for its principal
         executive offices located at 3625 Queen Palm Drive, Tampa,
         Florida. Exhibit 10.3 to Intermedia's 1995 Form 10-K is
         incorporated herein by reference.
10.9     401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is
         incorporated herein by reference.
12       Statement Re: Computation of Ratios.
21       Subsidiaries of Intermedia.
23.1     Consent of Ernst & Young LLP.
23.2     Consent of Ernst & Young LLP.
23.3     Consent of Arthur Andersen LLP
23.4     Consent of Rothstein, Kass & Company, P.C.
27       Financial Data Schedule

                                    GLOSSARY

     ACCESS CHARGES -- The charges paid by an interexchange carrier to a LEC for the origination or termination of the IXC's customer's long distance calls.

     ACCESS LINE -- A circuit that connects a telephone user (customer) to the public switched network. The access line usually connects to a telephone at the customer's end.

     ATM (ASYNCHRONOUS TRANSFER MODE) -- A modern information transfer standard that allows packetized voice and data to share a transmission circuit. ATM provides much greater efficiency than typical channelized transmission media.

     BANDWIDTH -- The range of analog frequencies or the bit rate of digital signals that can be supported by a circuit or device. The bandwidth of a particular circuit is generally determined by the medium itself (wire, fiber optic cable, etc.) and the device that transmits the signal to the transmission medium (laser, audio amplifier, etc.)

     CENTRAL OFFICE -- The switching center and/or central circuit termination facility of a local telephone company.

     CENTREX -- A central office based business telephone service that roughly provides the user with the same services as a PBX, without the capital investment of the PBX. Centrex services include station to station dialing (2 through 5 digits), customized long distance call handling, and user-input authorization codes.

     CIRCUIT SWITCHED NETWORK -- A telecommunications network that establishes connections by linking together physical telecommunications circuits, either as pairs of wires or dedicated channels on high capacity transport facilities such as fiber optic systems. These connections are maintained for the duration of the call through one or more telephone switches, as opposed to packet or cell switched connections, which are virtual, often utilizing many physical paths or routes to connect the communicating parties. Traditional voice telephone networks are circuit switched networks.

     CLASS A OFFICE BUILDING -- A Class A office building is typically a multitenant, amenity-rich office building that houses customers of and prospects for the Company's services. The Company believes that these buildings house business tenants which typically require advanced, high value telecommunications services. A typical Class A office building served by Intermedia contains approximately 1,000 business telephones.

     CLEC (COMPETITIVE LOCAL EXCHANGE CARRIER) -- A category of telephone service provider (carrier) that offers services similar to the former monopoly local telephone company, as recently allowed by changes in telecommunications law and regulation. A CLEC may also provide other types of telecommunications services (long distance, etc.)

     CLEC CERTIFICATION -- Granted by a state public service commission or public utility commission, this certification provides a telecommunications services provider with the legal standing to offer local exchange telephone services in direct competition with the ILEC and other CLECs. Such certifications are granted on a state by state basis.

     COLLOCATION -- A location serving as the interface point for a CLEC's network interconnection to the ILEC or another CLEC. Collocation can be 1) physical, in which the CLEC "builds" a fiber optic network extension into the ILEC's or CLEC's central office, or 2) virtual, in which the ILEC or CLEC leases a facility, similar to that which it might build, to affect a presence in the ILEC's or CLEC's central office.

     COMMUNICATIONS ACT OF 1934 -- The first major federal legislation that established rules for broadcast and non-broadcast communications, including both wireless and wire line telephone service.

     CONNECTED BUILDING -- A building that is connected to a carrier's network via a non-switched circuit that is managed and monitored by that carrier.

     CPE (CUSTOMER PREMISES EQUIPMENT) -- The devises and systems that interfaces customer's voice or data telecommunications application to a provider's network. CPE includes such devices and systems as PBXs and key systems, routers and ISDN terminal adapters.

     DEDICATED ACCESS -- A circuit, not shared among multiple customers, that connects a customer to a carrier's network.

     EBITDA -- Earnings Before Interest, Tax, Depreciation, and Amortization -- a financial measure of cash flow.

     ENHANCED DATA SERVICES -- Data networking services provided on a sophisticated, software managed transport and switching network, such as a frame relay or ATM data network.

     ETHERNET -- a popular standard for local area networks. The Ethernet connects servers and clients within a building or within other proximate areas. Ethernets typically pass data at 10 million bits per second (Mbs) or 100 Mbs.

     DARK FIBER -- Fiber which does not have connected to it the electronics required to transmit data on such fiber.

     FCC (FEDERAL COMMUNICATIONS COMMISSION) -- The US Government organization charged with the oversight of all public communications media.

     FRAME RELAY -- A wide area information transport technology that organizes data into units called frames, with variable bit length, designed to move information that is "bursty" in nature.

     ICP (INTEGRATED COMMUNICATIONS PROVIDER) -- A telecommunications carrier that provides packaged or integrated services from among a broad range of categories, including local exchange service, long distance service, enhanced data service, cable TV service, and other communications services.

     ILEC (INCUMBENT LOCAL EXCHANGE CARRIER) -- The local exchange carrier that was the monopoly carrier, prior to the opening of local exchange services to competition.

     INTEGRATION SERVICES -- The provision of specialized skills and equipment to met specific customer needs.

     INTERCONNECTION (CO-CARRIER) AGREEMENT -- A contract between an ILEC and a CLEC for the interconnection of the two's networks, for the purpose of mutual passing of traffic between the networks, allowing customers of one of the networks to call users served by the other network. These agreements set out the financial and operational aspects of such interconnection.

     INTEREXCHANGE SERVICES -- Telecommunications services that are provided between two exchange areas, generally meaning between two cities. These services can be either voice or data.

     ISDN (INTEGRATED SERVICES DIGITAL NETWORK) -- a modern telephone technology that combines voice and data switching in an efficient manner.

     ISP (INTERNET SERVICE PROVIDER) -- a recently created category of telecommunications service provider who provides access to the Internet, normally for dial access customers, by sharing communications lines and equipment.

     IXC (INTEREXCHANGE CARRIER) -- A provider of telecommunications services that extend between exchanges, or cities. Also called long distance carrier.

     KBPS -- kilobits per second, or thousands of bits per second, a unit of measure of data transmission.

     KEY SYSTEM -- a device that allows several telephones to share access to multiple telephone lines and to dial each other with abbreviated dialing schemes (1 to 4 digits). Modern key sets often include features such as speed dial, call forward, and others.

     LAN (LOCAL AREA NETWORK) -- a connection of computing devices within a building or other small area, which may extend up to a few thousand feet. The LAN allows the data and applications connected to one computer to be available to others on the LAN. Local Area Networks operate with various standards, the most popular of which is Ethernet.

     LATA (LOCAL ACCESS AND TRANSPORT AREA) -- A geographic area inside of which a LEC can offer switched telecommunications services, even long distance (known as local toll). There are 161 LATAs in the continental US. The LATA boundaries were established at the Divestiture of the regional Bell operating companies.

     LEC (LOCAL EXCHANGE CARRIER) -- Any telephone service provider offering local exchange services.

     LOCAL EXCHANGE -- An area inside of which telephone calls are generally completed without any toll, or long distance charges. Local exchange areas are defined by the state regulator of telephone services.

     LOCAL EXCHANGE SERVICES -- Telephone services that are provided within a local exchange. These usually refer to local calling services (dial tone services.) Business local exchange services include Centrex, access lines and trunks, and ISDN.

     MBPS -- Megabits per second, or millions of bits per second, a unit of measure for the transmission of data.

     NUMBER PORTABILITY -- A temporary technique that allows local exchange service customers of an ILEC to keep their existing telephone number, while moving their service to a CLEC. Their interim technique uses a central office feature called remote call forwarding. The permanent solution to number portability is to implemented over the next few years.

     PACKET/CELL SWITCHED NETWORK -- A telecommunications network on which messages are transmitted as digitized bits, assembled in groups called packets or cells. These packets and cells contain industry-standard defined numbers of data bits, along with addressing information and data integrity bits. These networks, originally used only for the transmission of digital data, are being implemented by carriers such as Intermedia to transport digitized voice, along with other data. The switching (or routing) of the packets or cells of data replace the "circuit-switching" of traditional voice telephone calls. Packet and cell switching is considered to be a more cost efficient method of delivering voice and data traffic.

     PBX (PRIVATE BRANCH EXCHANGE) -- A telephone switching system designed to operate at the premises of the user. The PBX functions much like a telephone company central office. A PBX connects stations (telephones) to each other and to lines and trunks that connect the PBX to the public network and/or private telephone networks. A PBX usually provides telephone service to a single company, but, as with the case of shared tenant services, a PBX can be operated within a building to provide service to multiple customers.

     PEERING -- The commercial practice under which nationwide ISPs exchange each other's traffic without the payment of settlement charges.

     PEERING POINTS -- A location at which ISPs exchange each others' traffic.

     POINT OF PRESENCE -- A location where a carrier, usually an IXC, has located transmission and terminating equipment to connect its network to the networks of other carriers, or to customers.

     PUBLIC SWITCHED NETWORK -- The collection of ILEC and IXC telephone networks (switches and transmission routes) that allow telephones and other such devices to dial a standardized number, and reach any other device connected to the public network. This is contrasted to private networks, access to which is limited to certain users, typically offices of a business or governmental agency.

     RBOC (REGIONAL BELL OPERATING COMPANY) -- One of the LECs created by the Divestiture of the local exchange business by AT&T. These include BellSouth, Bell Atlantic, Ameritech, US West, SBC, and PacTel.

     SHARED TENANT SERVICES -- The provision of telecommunications services to multiple tenants within a building or building complex, by allowing these users to have shared access to telephone lines and other telephone services, for the purpose of reducing the user's need to own and operate its own telecommunications equipment and to reduce cost.

     SMDS (SWITCHED MEGABIT DATA SERVICE) -- A data communication service that allows high speed data transport links to be established, disconnected and re-established under control of the user. SMDS services compete with private circuits and with various other data networking technologies such as frame relay.

     SPECIAL ACCESS SERVICES -- Private, non-switched connections between an IXC and a customer, for the purpose of connecting the customer's long distance calls to the IXC's network, without having to pay the LEC's access charges.

     T1 -- digital transmission link with a capacity of 1.544 Mbps (1,544,000 bits per second). T1 uses two pairs of normal twisted wires, the same as you would find in your house. T1 normally can handle 24 voice conversations, with each one digitized at 64 Kbps. But with more advanced digital voice encoding techniques, such as those being utilized by Intermedia, it can handle more voice channels.

     T3 -- 28 T1 lines or 44.736 million bits per second (commonly referred to as 45 megabits per second). Capable of handling 672 voice conversations using traditional telephone standards.

     TIER-ONE NATIONAL ISP -- An Internet services provider whose network connects at the nation's six major peering points, directly to other such Internet providers. There are approximately 10 such ISPs in the U.S.

     VSAT (VERY SMALL APERTURE TERMINAL) -- A satellite communication system that comprises small diameter (approximately 1 meter in diameter) antennae and electronics to establish a communications terminal, use mostly for data. VSAT networks compete with other, landline based networks such as private lines and frame relay.

     WEB SITE -- A server connected to the Internet from which Internet users can obtain information.

     WORLD WIDE WEB OR WEB -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

                                                                         ANNEX A

                          EXAMPLES OF SERVICES OFFERED

     Local Exchange Services. Telephone services that connect a customer's telephone or PBX to the public switched network. These local services also provide the customer with access to long distance services, operator and directory assistance services, 911 service and enhanced local features, which are described by example below.

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
Single-T                          Connects a customer PBX/Key       A medium sized business
                                  System to Intermedia's network    combines its 10 key system
                                  to provide dedicated access to    lines, used for local and long
                                  local, long distance, data and    distance calling, with a 768
                                  the Internet over a single T-1    Kbps Internet access connec-
                                  facility.                         tion, all on a Single-T
                                                                    facility. Additional capacity
                                                                    remains available for
                                                                    expansion.
Single-T PBX Trunk                Connects a customer PBX to the    A medium sized business, with
                                  public switched network and       its own PBX system, uses
                                  allows the customer to combine    Single-T to provide 20 two way
                                  Local Exchange Carrier ("LEC")    trunks supporting outbound and
                                  local traffic and long distance   direct inbound dialing (local
                                  traffic on a single T-1           and long distance) toll free
                                  facility.                         in-bound calling ("800" ser-
                                                                    vice) and a 256 Kbps Internet
                                                                    access connection.
Local Lines and Trunks            Connects a business customer's    A small sales office utilizes 5
                                  telephone or fax to the public    business lines, each with a
                                  switched network for making or    unique telephone number,
                                  receiving local and long          connected to five telephones in
                                  distance calls. These are         the office. Customer gets a
                                  either Intermedia owned           single bill for local and long
                                  facilities or ILEC facilities     distance services. Local resale
                                  leased by Intermedia and          of ILEC facilities is always
                                  "resold" to the customer.         combined with Intermedia long
                                                                    distance services.
ISDN PRI (Primary Rate            A high-speed digital switching    An ISP with multiple customers
  Interface)                      technology standard that allows   for dial-up or dedicated
                                  integrated voice, data and        internet access.
                                  video communications on a
                                  single facility.
Virtual Foreign Exchange (VFX)    Provides an Intermedia customer   An Intermedia business customer
  Service                         a local phone number in a city    uses VFX to expand their own
                                  (foreign exchange) that is        market coverage area virtually
                                  normally a long distance call     rather than physically. A
                                  away. The customer pays a flat    potential customer in the new
                                  monthly rate for a virtual T-1    market area may reach the
                                  facility between the cities       business in the distant city at
                                  instead of long distance          local rates by dialing a local
                                  charges.                          number.

     Frame Relay Services. Switching and transport of digitized data (or voice) over a seamless network, designed to provide highly reliable, flexible service and support of many data transmission protocols. Intermedia's enhanced data services are provided over its network of frame relay and ATM data switches, located throughout its service territory. An example of these services is listed below:

      SERVICE OR FEATURE                    DESCRIPTION                  TYPICAL APPLICATIONS
-------------------------------   -------------------------------   -------------------------------
Frame Relay Network               Connection of data                A firm has several data
                                  communications devices at         networks (one for point of
                                  numerous locations over           sale, one for finance and
                                  Intermedia's enhanced data        accounting, one for LAN to LAN
                                  network.                          connection) that all consist of
                                                                    a large "host" site and
                                                                    numerous remote sites,
                                                                    currently connected by a large
                                                                    number of dedicated private
                                                                    lines. It is converted to
                                                                    Intermedia's frame relay
                                                                    network, with a single
                                                                    connection to each location,
                                                                    and the multiple networks
                                                                    operate over this single frame
                                                                    relay connection.
                                                                    A small, multi-location firm
                                                                    has LANs at each location, but
                                                                    has not been able to provide
                                                                    company-wide e-mail and file
                                                                    access, without using dial up
                                                                    connections. The establish-
                                                                    ment of a frame relay network
                                                                    allows an affordable means to
                                                                    interconnect all offices, for
                                                                    full time access to
                                                                    company-wide e-mail and shared
                                                                    files.

     Internet and Intranet Services. Intermedia offers access to the Internet as a tier-one national ISP and provides additional services that utilize the Internet via its frame relay network. Examples of these services are listed below:

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
Dedicated Internet Access         Connection to the Internet via    An existing Intermedia frame
                                  Intermedia's frame relay          relay customer utilizes an
                                  network, dedicated                existing physical connection to
                                  connectivity, or other local      access other computers on the
                                  access options (such as           Internet using a "Web browser"
                                  Ethernet or SMDS) from 56Kbps     or a corporation needing
                                  to T-3.                           Internet access purchases a
                                                                    dedicated Internet connection.
Security Solutions                Intermedia offers secure          A Corporation requires a fully
                                  Internet access solutions         secured, fully managed Internet
                                  including equipment and           connection, consisting of a
                                  management services.              physical firewall as well as
                                                                    customized software access
                                                                    controls in order to secure the
                                                                    transmission of its busi-
                                                                    ness-sensitive data between its
                                                                    multiple locations or to and
                                                                    from trading partners and
                                                                    vendors.
Hosted Internet Service           Intermedia offers a World Wide    A business wishes to have a
                                  Web presence for a customer by    World Wide Web presence, but
                                  establishing and maintaining      lacks the expertise, computing
                                  the customer's Web site or        platform and technical
                                  application on Intermedia's       resources to design, imple-
                                  platform.                         ment, and maintain their Web
                                                                    presence.

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
Intranet Service                  Private equivalent of the         Intermedia provides a large
                                  Internet.                         corporation with a "private"
                                                                    equivalent of the Internet,
                                                                    allowing secure, closed user
                                                                    access to the corporation's
                                                                    private Web Sites, file
                                                                    transfer capabilities, etc.

     Interexchange Services. The origination and termination of telephone calls between users in different cities or exchanges. Intermedia provides these services on a usage basis, utilizing its local/long distance switches, its intercity network and services provided by other carriers. Examples are listed below:

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
Outbound Long Distance            Completion of long distance       An Intermedia customer of local
                                  calls originated by Intermedia    exchange services makes a "1+"
                                  customers.                        call, domestic or
                                                                    international, which is
                                                                    processed and delivered to its
                                                                    destination by the Intermedia
                                                                    network as part of an
                                                                    integrated local/long dis-
                                                                    tance service package.
Inbound Long Distance             "800" or "888" number service.    An Intermedia customer receives
                                                                    "toll free" calls, handled over
                                                                    Intermedia provided dedicated
                                                                    lines, or over Intermedia
                                                                    provisioned local exchange
                                                                    service lines.
Calling Card                      Nationwide long distance          An Intermedia customer dials a
                                  calling without cash.             nationwide 800 number and
                                                                    completes a long distance call
                                                                    using the Intermedia calling
                                                                    card; billing is aggregated
                                                                    with the customer's other
                                                                    services.

     Private Line Services. Dedicated channels connecting discreet end points. These non-switched services can be provided between two locations within the same city or between locations in different cities (interexchange private lines). Examples are listed below:

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
Special Access                    An intracity private line that    An IXC customer of Intermedia
                                  connects a customer to an         orders a special access circuit
                                  interexchange carrier ("IXC")     to one of its customers in an
                                  for the purpose of delivering     Intermedia city.
                                  long distance calls to the IXC.
Interexchange Private Line        An inter-city private line, for   An Intermedia customer needs a
                                  voice or data, of a fixed         1.544 Mbps connection between
                                  bandwidth, connecting two         two computers in Miami and
                                  locations of the same customer.   Boston. The full 1.544 Mbps is
                                                                    used constantly.
IXC End Office Transport          Connecting an IXC to the End      An IXC customer of Intermedia
                                  Office of an ILEC or CLEC.        needs circuits to the end
                                                                    office of a LEC, to allow the
                                                                    IXC's customers to obtain "1+"
                                                                    long distance dialing from that
                                                                    IXC.

     Integration Services. Provision and custom configuration of network devices, normally located at the customer's location, which may include any special engineering, installation or service function provided by Intermedia. Examples are listed below:

      SERVICE OR FEATURE                    DESCRIPTION                   TYPICAL APPLICATION
-------------------------------   -------------------------------   -------------------------------
CPE Integration                   Handle all aspects of             Intermedia designs a
                                  interconnecting CPE to the        router-based data network for a
                                  transport network. Tasks          customer and procures,
                                  include: provisioning,            configures, installs and
                                  configuration, installation,      maintains both the hardware and
                                  and monitoring of specialized     software for the customer. The
                                  telecommunications equipment.     customer receives a single
                                                                    service invoice.
Campus LAN                        Construction of a private fiber   Intermedia designs, constructs
                                  network.                          and optionally monitors a
                                                                    private fiber "loop" built on a
                                                                    campus of buildings.
Design Service                    Provision of engineering          Intermedia provides hardware
                                  services in support of a          and software engineering
                                  customer application.             services to support a
                                                                    customer's Internet Web site.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMEDIA COMMUNICATIONS INC.
                                          (Registrant)

                                          By: /s/    DAVID C. RUBERG
                                            ------------------------------------
                                                      David C. Ruberg
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
          Principal Executive Officer:

              /s/ DAVID C. RUBERG                 Chairman of the Board, President  March 24, 1998
------------------------------------------------  and Chief Executive Officer
                David C. Ruberg

  Principal Financial and Accounting Officers:

             /s/ ROBERT M. MANNING                Senior Vice President and         March 24, 1998
------------------------------------------------  Chief Financial Officer
               Robert M. Manning

             /s/ JEANNE M. WALTERS                Controller and                    March 24, 1998
------------------------------------------------  Chief Accounting Officer
               Jeanne M. Walters

                Other Directors:

               /s/ JOHN C. BAKER                                                    March 24, 1998
------------------------------------------------
                 John C. Baker

              /s/ GEORGE F. KNAPP                                                   March 24, 1998
------------------------------------------------
                George F. Knapp

             /s/ PHILIP A. CAMPBELL                                                 March 24, 1998
------------------------------------------------
               Philip A. Campbell

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  INTERMEDIA COMMUNICATIONS INC.

     We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP

Tampa, Florida
February 17, 1998, except for Note 15, as to which the date is March 10, 1998

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1997
                                                                --------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $189,546    $  756,923
  Short-term investments....................................       6,041            --
  Restricted investments....................................      26,675         6,853
  Accounts receivable, less allowance for doubtful accounts
     of $1,346 in 1996 and $4,251 in 1997...................      19,272        58,579
  Prepaid expenses and other current assets.................       5,230         6,122
                                                                --------    ----------
Total current assets........................................     246,764       828,477
Restricted investments......................................      10,481            --
Telecommunications equipment, net...........................     203,907       463,846
Intangible assets, net......................................      34,634       138,028
Investment in Shared Technologies Fairchild Inc.............          --       403,571
Other assets................................................      17,154        41,048
                                                                --------    ----------
Total assets................................................    $512,940    $1,874,970
                                                                ========    ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1997
                                                                --------    ----------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................    $ 29,896    $   53,630
  Accrued taxes.............................................       1,660         2,448
  Accrued interest..........................................       1,800         4,639
  Other accrued expenses....................................       3,710         5,792
  Advance billings..........................................       3,137         7,251
  Current portion of long-term debt.........................          55           601
  Current portion of capital lease obligations..............         477         6,870
                                                                --------    ----------
Total current liabilities...................................      40,735        81,231
Long term debt..............................................     353,449     1,224,455
Capital lease obligations...................................       4,526        20,417
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  334,420 shares issued and outstanding in 1997.............          --       323,146
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized,
  issued and outstanding in 1997............................          --       169,722
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 80,000 shares issued and
  outstanding in 1997.......................................          --       196,008
Commitments and contingencies (Note 13)
Stockholders' equity (deficiency):
  Preferred stock, $1.00 par value; 460,000 and 1,211,000
     shares authorized in 1996 and 1997, no shares issued...          --            --
  Series C preferred stock, $1.00 par value; 40,000 shares
     authorized, no shares issued...........................          --            --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,285,340 and 17,445,300 shares issued and
     outstanding in 1996 and 1997, respectively.............         163           175
  Additional paid-in capital................................     212,810       244,114
  Accumulated deficit.......................................     (91,141)     (376,006)
  Deferred compensation.....................................      (7,602)       (8,292)
                                                                --------    ----------
Total stockholders' equity (deficiency).....................     114,230      (140,009)
                                                                --------    ----------
Total liabilities, redeemable preferred stock and
  stockholders' equity (deficiency).........................    $512,940    $1,874,970
                                                                ========    ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1995         1996         1997
                                                           ----------   ----------   ----------
Revenues:
  Local network services................................   $   10,773   $   13,524   $   41,967
  Enhanced data services................................        6,951       31,674       86,636
  Interexchange services................................       18,895       53,136      113,152
  Integration equipment sales and services..............        2,012        5,063        6,144
                                                           ----------   ----------   ----------
                                                               38,631      103,397      247,899
Expenses:
  Network expenses......................................       20,151       69,109      164,461
  Facilities administration and maintenance.............        2,046        7,603       31,663
  Cost of goods sold....................................          793        4,393        3,015
  Selling, general, and administrative..................       14,992       36,610       98,598
  Depreciation and amortization.........................       10,196       19,836       53,613
  Charge off of purchased in-process R&D................           --           --       60,000
                                                           ----------   ----------   ----------
                                                               48,178      137,551      411,350
                                                           ----------   ----------   ----------
Loss from operations....................................       (9,547)     (34,154)    (163,451)
Other income (expense):
  Interest expense......................................      (13,767)     (35,213)     (60,662)
  Interest and other income.............................        4,060       12,168       26,824
                                                           ----------   ----------   ----------
Loss before income tax benefit and extraordinary item...      (19,254)     (57,199)    (197,289)
Income tax benefit......................................           97           --           --
                                                           ----------   ----------   ----------
Loss before extraordinary item..........................      (19,157)     (57,199)    (197,289)
Extraordinary loss on early retirement of debt..........       (1,592)          --      (43,834)
                                                           ----------   ----------   ----------
Net loss................................................      (20,749)     (57,199)    (241,123)
Preferred stock dividends and accretions................           --           --      (43,742)
                                                           ----------   ----------   ----------
Net loss attributable to common stockholders............   $  (20,749)  $  (57,199)  $ (284,865)
                                                           ==========   ==========   ==========
Basic and diluted loss per common share:
  Loss before extraordinary item, including preferred
     stock dividends and accretions.....................   $    (1.91)  $    (4.08)  $   (14.46)
  Extraordinary item....................................        (0.16)          --        (2.63)
                                                           ----------   ----------   ----------
  Net loss per common share.............................   $    (2.07)  $    (4.08)  $   (17.09)
                                                           ==========   ==========   ==========

Weighted average number of shares outstanding...........   10,035,774   14,017,597   16,670,090
                                                           ==========   ==========   ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    COMMON STOCK       ADDITIONAL                                    TOTAL
                                                 -------------------    PAID-IN     ACCUMULATED     DEFERRED     STOCKHOLDERS'
                                                   SHARES     AMOUNT    CAPITAL       DEFICIT     COMPENSATION      EQUITY
                                                 ----------   ------   ----------   -----------   ------------   -------------
Balance at January 1, 1995.....................   9,659,188    $ 96     $ 65,131     $ (13,193)     $    --        $  52,034
  Issuance of shares of common stock for
     business combination......................     683,583       7        7,854            --           --            7,861
  Return and cancellation of escrowed shares
     issued for 1994 business combination......     (22,357)     (1)        (279)           --           --             (280)
  Exercise of stock options and warrants at
     prices ranging from $4.20 to $12.20 per
     share.....................................      39,357       1          336            --           --              337
  Issuance of detachable stock purchase
     warrants, net of issuance costs...........          --      --        1,051            --           --            1,051
  Net loss.....................................          --      --           --       (20,749)          --          (20,749)
                                                 ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1995...................  10,359,771     103       74,093       (33,942)          --           40,254
  Sale of common stock.........................   4,674,503      47      111,671            --           --          111,718
  Issuance of shares of common stock for
     business combinations.....................     968,880      10       17,767            --           --           17,777
  Exercise of stock options and warrants at
     prices ranging from $4.20 to $27.06 per
     share.....................................      82,186       1          706            --           --              707
  Issuance of stock options under long-term
     compensation plan.........................          --      --        3,575            --       (3,575)              --
  Issuance of common stock under long-term
     compensation plan.........................     200,000       2        4,998            --       (5,000)              --
  Amortization of deferred compensation........          --      --           --            --          973              973
  Net loss.....................................          --      --           --       (57,199)          --          (57,199)
                                                 ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1996...................  16,285,340     163      212,810       (91,141)      (7,602)         114,230
  Exercise of stock options and warrants at
     prices ranging from $0.52 to $41.72 per
     share.....................................     908,096       9        4,961            --           --            4,970
  Issuance of 9,675 stock options under
     long-term compensation plan...............          --      --          179            --         (179)              --
  Issuance of common stock under long-term
     compensation plan.........................     165,000       2        4,948            --       (4,950)              --
  Net changes to stock options.................          --      --       (2,836)           --        2,836               --
  Amortization of deferred compensation........          --      --           --            --        1,603            1,603
  Issuance of 1,177,837 stock options in
     connection with the DIGEX acquisition.....          --      --       19,380            --           --           19,380
  Issuance of stock warrant in conjunction with
     Shared Technologies Fairchild Inc.
     acquisition...............................          --      --        1,455            --           --            1,455
  Issuance of common stock for dividends on
     Series D Preferred Stock..................      86,864       1        3,217        (3,218)          --               --
  Preferred stock dividends and accretions.....          --      --           --       (40,524)          --          (40,524)
  Net loss.....................................          --      --           --      (241,123)          --         (241,123)
                                                 ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1997...................  17,445,300    $175     $244,114     $(376,006)     $(8,292)       $(140,009)
                                                 ==========    ====     ========     =========      =======        =========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                            ----------------------------------
                                                              1995        1996         1997
                                                            --------    --------    ----------
OPERATING ACTIVITIES
Net loss................................................    $(20,749)   $(57,199)   $ (241,123)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.........................      10,608      21,088        55,531
  Amortization of deferred compensation.................          --         973         1,603
  Accretion of interest on notes payable................          --      14,304        44,629
  Extraordinary loss....................................       1,592          --        43,834
  Deferred tax benefit..................................         (97)         --            --
  Charge off of purchased in-process R&D................          --          --        60,000
  Provision for doubtful accounts.......................         856       2,285         6,858
  Changes in operating assets and liabilities:
     Accounts receivable................................      (3,443)    (13,150)      (40,858)
     Prepaid expenses and other current assets..........        (205)     (1,703)         (554)
     Other assets.......................................         160        (178)       (1,948)
     Accounts payable...................................        (592)     22,326        15,079
     Other accrued expenses and taxes...................       1,484       2,108        (2,143)
     Advance billings...................................         691       1,390            19
                                                            --------    --------    ----------
Net cash used in operating activities...................      (9,695)     (7,756)      (59,073)
INVESTING ACTIVITIES
Purchases of telecommunications equipment...............     (29,962)   (131,214)     (260,105)
Investment in Shared Technologies Fairchild Inc.........          --          --      (402,116)
Purchase of business, net of cash acquired..............      (1,952)    (12,401)     (149,840)
Maturities of restricted investments....................       9,179      19,917        30,303
Purchases / maturities of short-term investments........          --      (6,041)        6,041
Purchase of restricted investments......................     (60,952)     (5,250)           --
Proceeds from sale of telecommunications equipment......          --         624            --
                                                            --------    --------    ----------
Net cash used in investing activities...................     (83,687)   (134,365)     (775,717)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of
  issuance costs........................................     153,767     170,862       957,661
Proceeds from sale of preferred stock, net of issuance
  costs.................................................          --          --       648,352
Payments on long-term debt..............................     (14,804)     (1,321)     (200,966)
Payments on capital leases..............................      (5,128)     (1,296)       (7,850)
Exercise of stock warrants and options..................         337         707         4,970
Proceeds from sale of common stock, net of issuance
  costs.................................................          --     111,718            --
                                                            --------    --------    ----------
Net cash provided by financing activities...............     134,171     280,670     1,402,167
                                                            --------    --------    ----------
Increase in cash and cash equivalents...................      40,789     138,549       567,377
Cash and cash equivalents at beginning of year..........      10,208      50,997       189,546
                                                            --------    --------    ----------
Cash and cash equivalents at end of year................    $ 50,997    $189,546    $  756,923
                                                            ========    ========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...........................................    $ 12,318    $ 23,437    $   12,917
Schedule of noncash investing and financing activities:
  Assets purchased under capital lease..................       4,911         252        15,666
  Warrants and options issued in purchase of business...          --          --        19,380
  Common stock issued as dividends on preferred stock...          --          --         3,218
  Accretion of preferred stock..........................          --          --         1,217

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Intermedia Communications Inc. and Subsidiaries (Intermedia or the Company) is an integrated communications services provider offering a full suite of local, long-distance and enhanced data services to business and government end user customers, long distance carriers, Internet service providers, resellers and wireless communications companies. Services include data and video telecommunications services, frame relay, Internet access services, local exchange services and long-distance services. The Company offers its full product package of telecommunications services to customers in 35 metropolitan statistical areas throughout the country with a focus on the eastern half of the United States.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RESTRICTED INVESTMENTS

     Restricted investments consist of certificates of deposit which are restricted to collateralize certain letters of credit required by the different municipalities to ensure the Company's performance related to network expansion.

TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment is stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:


Telecommunications equipment................................    2-7 years
Fiber optic cable...........................................     20 years
Furniture and fixtures......................................    5-7 years

     Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

INTANGIBLE ASSETS

     Intangible assets are stated at cost and include purchased customer lists, developed technology and goodwill. Customer lists and developed technology are amortized using the straight-line method over their estimated useful lives of eight and ten years, respectively. Goodwill is amortized using the straight-line method over periods of eight to forty years with a weighted average of nine years at December 31, 1997.

OTHER ASSETS

     Other assets consist primarily of deferred debt issuance costs. Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations. Amortization of debt issuance costs, included in interest expense, amounted to $412, $1,252 and $1,918 in 1995, 1996 and 1997, respectively.

REVENUE RECOGNITION

     The Company recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenues included in accounts receivable represent revenues earned for telecommunications services which will be billed in the succeeding month and totaled $2,404 and $10,981 as of December 31, 1996 and 1997, respectively. The Company invoices customers one month in advance for recurring services resulting in advance billings at December 31, 1996 and 1997 of $3,137 and $7,251, respectively.

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

LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The Company places its cash and temporary cash investments with high-quality institutions. As of December 31, 1997, cash equivalents totaling approximately $730,000 were held by two financial institutions. Such amounts were collateralized by government-backed securities.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, (SFAS 123) which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Unaudited pro forma financial information, assuming that the Company had adopted the measurement standards of Statement 123, is included in Note 9.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of this Standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of this Standard.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

2.  BUSINESS ACQUISITIONS

     During February 1995, the Company acquired FiberNet USA, Inc. (FiberNet) in exchange for 683,583 shares of the Company's common stock, valued at approximately $7,900, the assumption of approximately $5,000 in liabilities and a note payable of $1,200 which was paid on July 17, 1995. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated based on fair value of assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the net assets

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

amounted to $11,000 and is being amortized over 20 years. The operating results of FiberNet are included in the Company's consolidated financial statements since March 1, 1995, since the operating results from the date of acquisition were deemed to be immaterial.

     During June 1996, the Company acquired the Telecommunications Division of EMI Communications Corporation (EMI) in exchange for 937,500 shares of the Company's common stock, valued at approximately $16,900. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair values of assets acquired, principally telecommunications equipment. The operating results of EMI are included in the Company's consolidated financial statements from the date of acquisition.

     During December 1996, the Company acquired, in two separate transactions, certain assets and the related businesses of Universal Telcom, Inc. (UTT) and Netsolve, Inc. (Netsolve). The purchase price for UTT included 31,380 shares of the Company's common stock, valued at $900, and the assumption of approximately $2,000 of UTT's liabilities. NetSolve was purchased for cash of $12,800. The acquisitions were accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired, principally goodwill. The goodwill, including approximately an additional $200 for legal expenses, for these acquisitions was adjusted during the first quarter of 1997 due to the finalization of the purchase price allocation.

     During July 1997, the Company acquired DIGEX, Incorporated (DIGEX), a leading nationwide business Internet services provider. Aggregate cash consideration for the acquisition was approximately $160,000. In addition, the Company issued options and warrants for 1,177,837 shares of common stock valued at $19,380 to replace outstanding DIGEX options. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed. In conjunction with this allocation, the Company obtained an independent valuation related to fixed assets. Based on this valuation, the amount allocated to in-process research and development ($60,000) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use.

     The following unaudited pro forma results of operations for the years ended December 31 assume the acquisitions discussed above had occurred at the beginning of the year prior to their acquisition, and do not purport to be indicative of the results that actually would have occurred if the acquisitions had been made as of those dates or of results which may occur in the future.

                                                            YEAR ENDED DECEMBER 31 (AUDITED)
                                                           ----------------------------------
                                                             1995        1996         1997
                                                           --------    ---------    ---------
Revenues...............................................    $104,687    $ 167,644    $ 267,545
Loss before extraordinary item.........................     (18,354)    (112,924)    (300,003)
Net loss attributable to common shareholders...........     (19,946)    (170,324)    (415,687)
Net loss per common share..............................       (1.79)      (11.73)      (24.94)

     On November 20, 1997, the Company, through Moonlight Acquisition Corp., a wholly-owned subsidiary of the Company, entered into a definitive merger agreement with Shared Technologies Fairchild Inc. ("Shared"), a shared tenant telecommunications services provider. The total purchase price for Shared is estimated to be approximately $722,700 including $62,300 of certain transaction expenses and fees relating to certain agreements. The Company initially purchased 1,100,000 shares, or 6% of Shared for $16,300 on November 20, 1997. The initial investment was recorded using the cost method.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     On December 30, 1997, an additional 4,000,000 shares were purchased for $60,000, increasing the Company's ownership percentage to 28%. Accordingly, accounting for the investment was changed to the equity method. At December 31, 1997, the Company's investment in Shared also includes $62,800 for convertible preferred stock of Shared; $175,000 for Senior Subordinated Discount Notes of Shared; a warrant valued at $1,455 redeemable for 100,000 shares of common stock issued as compensation for consulting services related to the acquisition and advances of $88,000 used by Shared to retire previously outstanding Special Preferred Stock and pay certain fees related to termination of a previous merger agreement.

     Summarized financial information of Shared was as follows:

                                                                DECEMBER 31, 1997
                                                                -----------------
Financial Position:
Current assets..............................................        $ 43,117
Property and equipment (net)................................          65,402
Intangible assets...........................................         248,790
Other assets................................................           8,887
                                                                    --------
Total assets................................................        $366,196
                                                                    ========
Current liabilities.........................................        $222,765
Long-term obligations.......................................         143,207
Redeemable preferred stock and warrants.....................          26,130
Shareholders' equity........................................         (25,906)
                                                                    --------
Total liabilities and shareholders' equity..................        $366,196
                                                                    ========

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
Results of Operations:
Revenue.....................................................        $181,827
Cost of revenue and other expenses..........................         281,337
                                                                    --------
Net income (loss)...........................................        $(99,510)
                                                                    ========

     On December 17, 1997, the Company entered into a definitive agreement to acquire the stock of the Long Distance Savers group of companies (collectively, LDS) for a purchase price of approximately $151,000, of which $130,000 is payable in Intermedia common stock and $21,000 is payable in cash, in each case, subject to certain adjustments (LDS Acquisition). Closing of the LDS Acquisition is expected to occur before the end of the second quarter of 1998, subject to certain regulatory approvals.

     On February 11, 1998, the Company entered into a definitive agreement and plan of merger for the acquisition of National Telecommunications of Florida, Inc. and its affiliate, NTC, Inc. (collectively, National), for a purchase price of approximately $151,000, subject to certain adjustments, of which approximately $106,000 is payable in the Company's common stock and $45,000 is payable in cash (National Acquisition). Closing of the National Acquisition is expected to occur in the second quarter of 1998 and is subject to regulatory approvals.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3.  TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment consisted of:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
Telecommunications equipment................................    $128,996    $307,923
Fiber optic cable...........................................      38,099      59,643
Furniture and fixtures......................................      18,493      52,292
Leasehold improvements......................................       4,500      10,113
Construction in progress....................................      51,393     115,409
                                                                --------    --------
                                                                 241,481     545,380
Less accumulated depreciation...............................     (37,574)    (81,534)
                                                                --------    --------
                                                                $203,907    $463,846
                                                                ========    ========

     Depreciation expense totaled $7,940, $15,454 and $43,960 in 1995, 1996 and 1997, respectively.

     Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to $677, $2,780 and $5,012 in 1995, 1996 and 1997, respectively.

     Telecommunications equipment and construction in progress included $6,867 and $27,287 of equipment recorded under capitalized lease arrangements at December 31, 1996 and 1997, respectively. Accumulated amortization of assets recorded under capital leases amounts to $1,450 and $4,277 at December 31, 1996 and 1997, respectively.

     In connection with network expansion, the Company had firm commitments for capital expenditures of approximately $7,187 at December 31, 1997.

4.  INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
Goodwill....................................................    $ 28,684    $133,731
Customer lists..............................................      10,376      10,376
Developed technology........................................          --       8,000
                                                                --------    --------
                                                                  39,060     152,107
Less accumulated amortization...............................      (4,426)    (14,079)
                                                                --------    --------
                                                                $ 34,634    $138,028
                                                                ========    ========

     Amortization of goodwill and customer lists amounted to $2,012 in 1995, $3,123 in 1996 and $9,653 in 1997.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt consisted of:

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1997
                                                                --------    ----------
13.5% Senior Notes..........................................    $159,115    $       --
12.5% Senior Discount Notes.................................     194,224       219,260
11.25% Senior Discount Notes................................          --       394,325
8.875% Senior Notes.........................................          --       260,250
8.5% Senior Notes...........................................          --       350,000
Other notes payable.........................................         165         1,221
                                                                --------    ----------
                                                                 353,504     1,225,056
Less current portion........................................         (55)         (601)
                                                                --------    ----------
                                                                $353,449    $1,224,455
                                                                ========    ==========

     During June 1995, Intermedia issued $160,000 principal amount of 13.5% Senior Notes due 2005 (13.5% Senior Notes) and warrants to purchase 350,400 shares of the Company's common stock at $10.86 per share. The Company allocated $1,051 of the proceeds to the warrants, representing the estimated fair value at the date of issuance. During 1997, the Company used a portion of the proceeds of the 11.25% Senior Discount Notes, described below, to retire the 13.5% Senior Notes. This retirement resulted in an extraordinary loss, as shown in the accompanying 1997 consolidated statement of operations, of approximately $43,834.

     The Company originally used a portion of the proceeds from the 13.5% Senior Notes to retire certain other long-term indebtedness. In connection with the repayment of certain indebtedness, the Company incurred a prepayment penalty of approximately $1,156. This amount, plus the write-off of related unamortized financing costs have been reported as an extraordinary loss in the accompanying 1995 consolidated statement of operations.

     During May 1996, the Company issued $330,000 principal amount of 12.5% Senior Discount Notes, due May 15, 2006 (the 12.5% Senior Discount Notes). The original issue discounted price for each $1,000 face value 12.5% Senior Discount Note was $545. The original issue discount is being amortized over the term of the 12.5% Senior Discount Notes using the effective interest method. Commencing on November 15, 2001, interest on the 12.5% Senior Discount Notes will be payable semiannually in arrears on May 15 and November 15 at a rate of 12.5% per annum. Amortization of the original issue discount amounted to approximately $14,304 and $25,036 during 1996 and 1997, respectively and is included in interest expense. The 12.5% Senior Discount Notes are redeemable at the option of the Company after May 15, 2001, at a premium declining to par in 2004, plus accrued and unpaid interest. The 12.5% Senior Discount Notes agreement contains certain restrictive covenants including limitations on the incurrence of additional indebtedness, with which the Company is in compliance.

     On July 9, 1997, the Company sold $606,000 principal amount at maturity of 11.25% Senior Discount Notes due 2007 (11.25% Senior Discount Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11.25% Senior Discount Notes was exercised and the Company sold an additional $43,000 principal amount at maturity of 11.25% Senior Discount Notes. The issue price of the 11.25% Senior Discount Notes was $577.48 per $1000 principal amount at maturity of the 11.25% Senior Discount Notes. Net proceeds to the Company amounted to approximately $363,000. The original issue discount is being amortized over the term of the 11.25% Senior Discount Notes using the effective interest

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

method. Cash interest will not accrue on the 11.25% Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11.25% Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11.25% per annum. The 11.25% Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002 and are pari passu with all other senior indebtedness.

     On October 30, 1997, the Company sold $250,000 principal amount of 8.875% Senior Notes due 2007 (8.875% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.875% Notes was exercised and the Company sold an additional $10,250 principal amount at maturity of 8.875% Notes. Net proceeds to the Company amounted to approximately $253,000. Cash interest on the 8.875% Senior Notes will be payable semi-annually in arrears on May 1 and November 1 at a rate of 8.875% per annum commencing May 1, 1998. The 8.875% Senior Notes will be redeemable, at the Company's option at any time on or after November 1, 2002 and are pari passu with all other senior indebtedness.

     On December 23, 1997, the Company sold $350,000 principal amount of 8.5% Senior Notes due 2008 (8.5% Senior Notes) in a private placement transaction. Subsequent to December 31, 1997, the over-allotment option with respect to the 8.5% Senior Notes was exercised and the Company sold an additional $50,000 principal amount at maturity of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $390,000. Cash interest on the 8.5% Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 1998. The 8.5% Senior Notes, which mature on January 15, 2008, will be redeemable at the option of the Company at any time on or after January 15, 2003 and are pari passu with all other senior indebtedness.

     Long-term debt maturities as of December 31, 1997 for the next five years are as follows:

1998........................................................    $      601
1999........................................................           619
2000........................................................            --
2001........................................................            --
2002........................................................            --
Thereafter..................................................     1,223,836
                                                                ----------
                                                                $1,225,056
                                                                ==========

     The Company is a party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Future minimum lease payments for assets under the capital leases at December 31, 1997 are as follows:

1998........................................................    $ 9,531
1999........................................................      8,980
2000........................................................      6,176
2001........................................................      1,903
2002........................................................      1,740
Thereafter..................................................     10,518
                                                                -------
                                                                 38,848
Less amount representing interest...........................    (11,561)
                                                                -------
Present value of future minimum lease payments..............     27,287
Less current portion........................................     (6,870)
                                                                -------
                                                                $20,417
                                                                =======

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                             1996                    1997
                                                     ---------------------   ---------------------
                                                     CARRYING                CARRYING
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
Assets:
  Cash and cash equivalents.......................   $189,546    $189,546    $756,923    $755,410
  Short-term investments..........................      6,041       6,041          --          --
  Restricted investments, current and
     non-current..................................     37,156      36,920       6,853       6,853
  Accounts receivable.............................     19,272      19,272      58,579      58,579
Liabilities:
  Accounts payable................................     29,896      29,896      53,630      53,630
  Long-term debt:
     13.5% Senior Notes...........................    159,115     182,800          --          --
     12.5% Senior Discount Notes..................    194,224     216,975     219,260     259,050
     11.25% Senior Discount Notes.................         --          --     394,325     462,413
     8.875% Senior Notes..........................         --          --     260,250     266,756
     8.5% Senior Notes............................         --          --     350,000     350,000
     Other notes payable..........................        165         165       1,221       1,221
Series B redeemable exchangeable preferred
  stock...........................................         --          --     323,146     409,665
Series D junior convertible preferred stock.......         --          --     169,722     282,486
Series E junior convertible preferred stock.......         --          --     196,008     225,040

     The following methods and assumptions are used in estimating fair values for financial instruments:

     Cash and cash equivalents: The fair value of cash equivalents is based on negotiated trades for the securities.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Investments: As of December 31, 1996, these investments were classified as held-to-maturity, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1997, the fair value of these investments approximates their carrying amounts.

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

7.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share (Dollars in thousands, except shares and per share amounts):

                                                              1995         1996         1997
                                                           ----------   ----------   ----------
Numerator:
  Loss before extraordinary item........................   $  (19,157)  $  (57,199)  $ (197,289)
  Extraordinary item....................................       (1,592)          --      (43,834)
                                                           ----------   ----------   ----------
  Net loss..............................................      (20,749)     (57,199)    (241,123)
  Preferred stock dividends and accretions..............           --           --      (43,742)
                                                           ----------   ----------   ----------
  Numerator for basic loss per share -- loss
     attributable to common stockholders................      (20,749)     (57,199)    (284,865)
  Effect of dilutive securities.........................           --           --           --
                                                           ----------   ----------   ----------
  Numerator for diluted loss per share -- income
     attributable to common stockholders after assumed
     conversions........................................      (20,749)     (57,199)    (284,865)

Denominator:
  Denominator for basic loss per share --
     weighted-average shares............................   10,035,774   14,017,597   16,670,090
  Effect of dilutive securities.........................           --           --           --
                                                           ----------   ----------   ----------
  Denominator for diluted loss per share -- adjusted
     weighted-average shares and assumed conversions....   10,035,774   14,017,597   16,670,090
                                                           ==========   ==========   ==========
Basic loss per common share.............................   $    (2.07)  $    (4.08)  $   (17.09)
                                                           ==========   ==========   ==========
Diluted loss per common share...........................   $    (2.07)  $    (4.08)  $   (17.09)
                                                           ==========   ==========   ==========

     As discussed in Note 2 to the consolidated financial statements, the Company has entered into definitive agreements to purchase LDS and National. The closing of these two acquisitions are expected to occur during 1998. The definitive agreements call for the Company to issue $130,000 and $106,000 of common stock as a portion of the purchase price of LDS and National, respectively, at the closing. The ultimate number of shares to be issued will be based on the fair market value of the Company's common stock as of the date of the agreements, subject to certain exceptions related to the market value of the Company's common stock.

     Unexercised options to purchase 1,138,974, 2,176,671 and 3,533,131 shares of common stock for 1995, 1996, and 1997 respectively, and unexercised convertible preferred stock outstanding to yield 7,741,872 shares

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

of common stock for 1997, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

8.  REDEEMABLE PREFERRED STOCK

     On March 7, 1997, the Company sold 30,000 shares (aggregate liquidation preference $300,000) of its Series A Redeemable Exchangeable Preferred Stock due 2009 (Series A Preferred Stock) in a private placement transaction. Net proceeds to the Company amounted to approximately $288,000. On June 6, 1997, the Company issued 300,000 shares (aggregate liquidation preference $300,000) of its 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009 (Series B Preferred Stock) in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

     The Company may, at its option, exchange some or all shares of the Series B Preferred Stock for the Company's 13.5% Senior Subordinated Debentures, due 2009 (Exchange Debentures). The Exchange Debentures mature on March 31, 2009. Interest on the Exchange Debentures is payable semi-annually, and may be paid in the form of additional Exchange Debentures at the Company's option. Exchange Debentures will be redeemable by the Company at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

     The Company is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the year ended December 31, 1997 was approximately $739.

     During 1997, the Company issued 3,442 additional shares of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $34,414 as payment of the required quarterly dividends.

     On July 9, 1997, the Company sold 6,000,000 Depositary Shares (Series D Depositary Shares) (aggregate liquidation preference $150,000) each representing a one-hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock, (Series D Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500). Net proceeds to the Company amounted to approximately $167,000. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of common stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

     The Series D Preferred Stock is convertible, at the option of the holder, into common stock of the Company at a conversion price of $38.90 per share of common stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the preferred stock at a price equal to 100% of liquidation preference or $2,500 per share.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The Company is accreting the Series D Preferred Stock to its liquidation preference through the due date of the Series D Preferred Stock. The accretion for the year ended December 31, 1997 was approximately $335.

     During 1997, the Company issued 86,854 shares of common stock valued at the then current market price, in lieu of cash, as payment of the required dividends.

     On October 30, 1997, the Company sold 7,000,000 Depositary Shares (Series E Depositary Shares) (aggregate liquidation preference $175,000) each representing a one-hundredth interest in a share of the Company's 7% Series E Junior Convertible Preferred Stock (Series E Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and the Company sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference $25,000). Net proceeds to the Company amounted to approximately $194,000. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of common stock of the Company. The Series E Preferred Stock will be redeemable at the option of the Company at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004.

     The Series E Preferred Stock will be convertible, at the option of the holder, into common stock of the Company at a conversion price of $60.47 per share of common stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the preferred stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series E Preferred Stock to its liquidation preference through the due date of the Series E Preferred Stock. The accretion for the year ended December 31, 1997 was approximately $143.

9.  STOCKHOLDERS' EQUITY

     Stock Options: The Company has a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire an aggregate of 1,346,000 shares and 2,500,000 shares, respectively, of common stock may be granted to employees, officers, directors and consultants of the Company. The Plans authorize the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (Non-ISOs). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The following table summarizes the transactions for the three years ended December 31, 1997 relating to the Plans:

                                                                NUMBER OF          PER SHARE
                                                                 SHARES          OPTION PRICE
                                                                ---------    ---------------------
Outstanding, January 1, 1995................................      748,767    $ 6.06     -   $12.25
  Granted...................................................      549,057    $ 9.50     -   $15.56
  Exercised.................................................      (37,831)   $ 6.38     -   $12.25
  Canceled..................................................     (121,019)   $ 6.38     -   $12.25
                                                                ---------
Outstanding, December 31, 1995..............................    1,138,974    $ 6.06     -   $15.56

  Granted...................................................    1,187,183    $19.75     -   $34.50
  Exercised.................................................      (81,996)   $ 6.38     -   $27.06
  Canceled..................................................      (67,490)   $ 6.60     -   $15.56
                                                                ---------
Outstanding, December 31, 1996..............................    2,176,671    $ 6.38     -   $15.56

  Granted...................................................    2,385,712    $15.38     -   $53.25
  Exercised.................................................     (404,689)   $ 0.52     -   $27.06
  Canceled..................................................     (624,563)   $ 0.52     -   $25.88
                                                                ---------
Outstanding, December 31, 1997..............................    3,533,131
                                                                =========
Exercisable, December 31, 1997..............................    1,049,938
                                                                =========

     The Board of Directors has reserved 534,300 shares of common stock for issuance in connection with the future exercise of outstanding stock warrants, and 3,853,092 shares of common stock that may be issued to employees, officers, directors and consultants of the Company pursuant to existing long-term compensation plans as may be determined by the Board of Directors.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that Statement starting in 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk-free interest rates of 6.2% in 1995 and 1996, and 6.07% in 1997; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of five years.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                1995       1996       1997
                                                              --------   --------   ---------
Pro forma net loss attributable to common stockholders.....   $(20,961)  $(58,602)  $(289,927)
Pro forma loss per common share............................   $  (2.09)  $  (4.18)  $  (17.39)

     Stock Award Plans: During 1996, the Company entered into restricted share agreements with certain executive officers that provide stock award incentives. Pursuant to the agreements, an aggregate of 365,000 restricted shares of common stock were awarded to the respective officers upon the Company's attainment of certain stock price milestones ranging from $20 to $40. Shares awarded under these arrangements vest over a period of five years following the award. During 1996 and 1997, 200,000 and 165,000 shares were awarded with a fair value of $5,000 and $4,950, respectively. These amounts are being amortized over the vesting periods.

     The Company adopted a 1997 long-term incentive plan under which options to purchase DIGEX common stock were converted to options to acquire Intermedia common stock as a result of the business combination. Outstanding options under this plan at December 31, 1997 were 666,511.

     Stock Warrants: At December 31, 1997, warrants to purchase the following shares of the Company's common stock were outstanding:

SHARES          PRICE PER SHARE          EXPIRATION DATE
-------         ---------------         -----------------
350,400             $10.86              June 1, 2000
100,000             $41.50              November 11, 2002
 83,900             $21.65              January 1, 2000

     As further discussed in Note 5, the Company issued warrants expiring in 2000 that would allow the holder to acquire 350,400 shares of the Company's common stock in connection with the issuance of the Senior Notes. The Company also has a warrant outstanding that has been issued for consulting services that will allow the holder to purchase 100,000 shares of the Company's common stock. Warrants to purchase 83,900 shares of common stock were assumed in the acquisition of DIGEX.

     On January 13, 1998, a warrant to purchase approximately 83,900 shares of the Company's common stock was exercised pursuant to a cashless exercise provision for 53,172 shares.

     Shareholder Rights Plan: On March 7, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock Purchase Right (a Right) for each outstanding share of common stock to shareholders of record on March 18, 1996. Such Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group (an Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, without the approval of the Company's Board of Directors.

     Each Right then may be exercised to acquire 1/1000th of a share of the Company's Series C preferred stock at an exercise price of $85. Subsequent to December 31, 1997, the exercise price was changed to $200 per share. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire the existing Company's preferred stock or common stock of the surviving company having a value of twice the exercise price of the Rights.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the 10th business day following public announcement that a 15% position has been acquired or ten business days after commencement of a tender or exchange offer.

10.  INCOME TAXES

     At December 31, 1996 and 1997, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                    DEFERRED TAX
                                                                 ASSET (LIABILITY)
                                                                --------------------
TEMPORARY DIFFERENCES/CARRYFORWARDS                               1996        1997
-----------------------------------                             --------    --------
Tax over book depreciation..................................    $ (5,751)   $ (1,131)
Intangibles.................................................      (2,849)    (15,260)
                                                                --------    --------
  Total deferred tax liabilities............................      (8,600)    (16,391)
Net operating loss carryforwards............................      37,091     100,347
High yield debt obligations.................................          --      14,753
Other.......................................................       1,038       2,570
                                                                --------    --------
  Total deferred tax assets.................................      38,129     117,670
Less valuation allowance....................................     (29,529)   (101,279)
                                                                --------    --------
  Net deferred tax assets...................................       8,600      16,391
                                                                --------    --------
Net Deferred Tax Liabilities................................    $     --    $     --
                                                                ========    ========

     At December 31, 1997, the Company's net operating loss carryforward for federal income tax purposes is approximately $267,000, expiring in various amounts from 2003 to 2012. Limitations apply to the use of the net operating loss carryforwards.

RATE RECONCILIATION

                                               1995                  1996                  1997
                                         -----------------    ------------------    ------------------
                                         AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                                         -------   -------    --------   -------    --------   -------
Tax benefit at U.S. statutory rates....  $(7,054)    (34.0)%  $(19,448)    (34.0)%  $(81,989)    (34.0)%
State income taxes, net of federal
  benefit..............................     (725)     (3.5)     (2,001)     (3.5)     (8,439)     (3.5)
In-process R&D.........................       --        --          --        --      20,400       8.5
Other..................................      (83)     (0.6)       (315)     (0.6)     (1,722)     (0.7)
Change in valuation allowance..........    7,765      37.6      21,764      38.1      71,750      29.7
                                         -------   -------    --------   -------    --------   -------
                                         $   (97)     (0.5)%  $     --        --%   $     --        --%
                                         =======   =======    ========   =======    ========   =======

11.  EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older with three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10 in 1997. The Company will match one-half of a participant's contribution, up to a maximum of 6% of the participant's compensation. The Company's

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

matching contribution fully vests after three years of service. The Company's contributions to the plan were approximately $85, $77 and $735 in 1995, 1996 and 1997, respectively.

12.  OPERATING LEASES

     The Company leases fiber optic cable, terminal facility space, and office space. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Operating lease expense was $1,466, $4,795 and $9,857 for 1995, 1996 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases with original terms of more than one year as of December 31, 1997 are as follows:

                                                          FIBER    TERMINAL
                                                          OPTIC    FACILITY   OFFICE
                                                          CABLE     SPACE      SPACE     TOTAL
                                                          ------   --------   -------   -------
1998...................................................   $  680   $ 3,876    $ 7,942   $12,498
1999...................................................      510     3,199      8,495    12,204
2000...................................................      475     2,361     10,018    12,854
2001...................................................      475     1,889      3,334     5,698
2002...................................................      475     1,584      3,396     5,455
Thereafter.............................................      872     2,950     34,850    38,672
                                                          ------   -------    -------   -------
                                                          $3,487   $15,859    $68,035   $87,381
                                                          ======   =======    =======   =======

13.  CONTINGENCIES

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the Complaints), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the Directors of DIGEX (the DIGEX Directors). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia (the Merger) and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought a preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. The action has been dormant since that time.

     These cases are in the early stages and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

     The Company is not a party to any other pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company maintains interconnection agreements with incumbent local exchange carriers (ILECs) in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of internet service providers (ISPs) in each state. During 1997, the Company billed these ILECs approximately $10,193 for these services. No payments were received as the ILECs are disputing the Company's right to bill for such services.

     Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. To date, thirteen of fourteen state commissions that have ruled on the issue found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A contrary ruling by an administrative law judge in Oklahoma is currently being appealed. A number of other state commissions currently have proceedings pending to consider this matter. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1997.

                                          FIRST QUARTER        SECOND QUARTER         THIRD QUARTER         FOURTH QUARTER
                                       -------------------   -------------------   --------------------   -------------------
                                         1996       1997       1996       1997       1996      1997(A)      1996       1997
                                       --------   --------   --------   --------   --------   ---------   --------   --------
                                                                 IN THOUSANDS EXCEPT PER SHARE DATA
Revenues.............................  $ 13,503   $ 43,938   $ 16,850   $ 50,132   $ 33,980   $  71,246   $ 39,064   $ 82,583
Network expenses.....................   (18,459)   (64,727)   (23,104)   (74,146)   (43,434)   (160,624)   (52,554)  (111,853)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Loss from operations.................    (4,956)   (20,789)    (6,254)   (24,014)    (9,454)    (89,378)   (13,490)   (29,270)
Other income (expense)...............    (3,937)    (6,615)    (5,989)    (5,635)    (5,051)    (10,953)    (8,068)   (10,635)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Loss before extraordinary item.......    (8,893)   (27,404)   (12,243)   (29,649)   (14,505)   (100,331)   (21,558)   (39,905)
Extraordinary loss...................        --         --         --         --         --     (43,834)        --         --
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss.............................    (8,893)   (27,404)   (12,243)   (29,649)   (14,505)   (144,165)   (21,558)   (39,905)
Preferred stock dividends and
  accretions.........................        --     (3,375)        --     (9,848)        --     (13,895)        --    (16,624)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss attributable to common
  stockholders.......................  $ (8,893)  $(30,779)  $(12,243)  $(39,497)  $(14,505)  $(158,060)  $(21,558)  $(56,529)
                                       ========   ========   ========   ========   ========   =========   ========   ========
LOSS PER COMMON SHARE:
Loss before extraordinary item.......  $  (0.86)  $  (1.89)  $  (0.92)  $  (2.39)  $  (0.90)  $   (6.82)  $  (1.39)  $  (3.25)
Extraordinary item...................        --         --         --         --         --       (2.63)        --         --
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss per common share............  $  (0.86)  $  (1.89)  $  (0.92)  $  (2.39)  $  (0.90)  $   (9.44)  $  (1.39)  $  (3.25)
                                       ========   ========   ========   ========   ========   =========   ========   ========

---------------

(a) Results of the third quarter reflect the acquisition of DIGEX effective July 1, 1997 and a resulting $60,000 in-process research and development charge.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

15.  SUBSEQUENT EVENTS

     On February 25, 1998, the Company's Board of Directors approved a 2-for-1 stock split of the Company's common stock. The stock split is subject to shareholder approval of a proposed increase of the Company's authorized common stock.

     On March 10, 1998, the Company completed its acquisition of Shared by acquiring the remaining outstanding common stock for approximately $195,000 under the purchase method of accounting. Concurrent with the acquisition, the Company retired approximately $123,500 of Shared's outstanding Credit Facility Term Loans and Revolving Credit Facilities.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         INTERMEDIA COMMUNICATIONS INC.

                                                             ADDITIONS
                                                      -----------------------
                                        BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                       BEGINNING OF   COSTS AND      OTHER       DEDUCTIONS --      END OF
DESCRIPTION                               PERIOD       EXPENSES     ACCOUNTS       DESCRIBE         PERIOD
-----------                            ------------   ----------   ----------    -------------    ----------
For the year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts......................     $  545        $  856           --         $  532(2)       $  869
                                          ======        ======       ======         ======          ======
For the year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts......................     $  869        $2,285           --         $1,808(2)       $1,346
                                          ======        ======       ======         ======          ======
For the year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts......................     $1,346        $6,858       $1,464(1)      $5,417(2)       $4,251
                                          ======        ======       ======         ======          ======

---------------

(1) Amount represents allowance accounts purchased in the DIGEX business combination.

(2) Uncollectible accounts written off, net of recoveries.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of SHARED TECHNOLOGIES FAIRCHILD INC.

     We have audited the accompanying consolidated balance sheet of Shared Technologies Fairchild Inc. and Subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Fairchild Inc. at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

February 13, 1998 except for Note 20,
as to which the date is March 10, 1998
Vienna, Virginia

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shared Technologies Fairchild Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Shared Technologies Fairchild Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The summarized financial data for Shared Technologies Cellular Inc., contained in Note 19 are based on the financial statements of Shared Technologies Cellular Inc., which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 19, is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Shared Technologies Fairchild Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/  Arthur Andersen LLP

Washington, D.C.
March 7, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Shared Technologies Fairchild Inc. and Subsidiaries:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Shared Technologies Fairchild Inc. and Subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Shared Technologies Fairchild Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for its investment in one of its subsidiaries.

                                          ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 1, 1996, except for Note 1,
as to which the date is March 13, 1996

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,685    $  2,703
  Billed accounts receivable, less allowance for doubtful
     accounts of $1,015 and $611 at December 31, 1997 and
     1996, respectively.....................................      22,038      23,752
  Unbilled accounts receivable..............................       8,072       8,811
  Inventories...............................................       4,842       1,976
  Other current assets......................................       3,480       1,853
                                                                --------    --------
Total current assets........................................      43,117      39,095
Property and equipment at cost:
  Telecommunications........................................      98,645      90,158
  Office and data processing................................       7,054       5,776
                                                                --------    --------
                                                                 105,699      95,934
  Accumulated depreciation and amortization.................     (40,297)    (28,169)
                                                                --------    --------
  Property and equipment, net...............................      65,402      67,765
Other assets:
  Costs in excess of net assets acquired, less accumulated
     amortization of $12,790 and $6,189 for 1997 and 1996,
     respectively...........................................     248,790     253,329
  Deferred financing and debt issuance costs................       7,332       8,513
  Investment in affiliates..................................         727         457
  Other.....................................................         828         407
                                                                --------    --------
                                                                 257,677     262,706
                                                                --------    --------
Total.......................................................    $366,196    $369,566
                                                                ========    ========

                            See accompanying notes.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................    $124,046    $ 13,576
  Note payable to related party (Note 14)...................      48,150          --
  Accounts payable..........................................      22,960      17,356
  Accrued expenses..........................................      18,451       9,558
  Advanced billings.........................................       6,978       6,935
  Accrued dividends.........................................       2,180         435
                                                                --------    --------
Total current liabilities...................................     222,765      47,860
Long-term debt and capital lease obligations................     143,207     238,261
Redeemable put warrant......................................       1,130       1,069
                                                                --------    --------
Total liabilities...........................................     367,102     287,190
Redeemable convertible preferred stock, $0.01 par value, 250
  shares authorized and outstanding.........................      25,000      25,000
Redeemable special preferred stock, $0.01 par value, 200
  shares authorized and outstanding in 1996.................          --      14,167
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value:
     Series C, authorized 1,500 shares, outstanding 428
      shares in 1996........................................          --           4
     Series D, authorized 1,000 shares, outstanding 64 and
      441 shares in 1997 and 1996, respectively.............           1           4
  Common stock, $0.004 par value; 50,000 shares authorized,
     18,130 and 15,682 shares issued and outstanding in 1997
     and 1996, respectively.................................          73          63
  Capital in excess of par value............................     117,602      76,054
  Accumulated deficit.......................................    (143,582)    (32,916)
                                                                --------    --------
Total shareholders' equity (deficit)........................     (25,906)     43,209
                                                                --------    --------
Total liabilities and shareholders' equity (deficit)........    $366,196    $369,566
                                                                ========    ========

                            See accompanying notes.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            ---------   ---------   ---------
REVENUES:
  Shared telecommunication services......................   $ 105,248   $  96,016   $  35,176
  Telecommunication systems..............................      76,579      61,225      11,910
                                                            ---------   ---------   ---------
Total revenues...........................................     181,827     157,241      47,086
COST OF REVENUES:
  Shared telecommunication services......................      55,147      45,133      19,473
  Telecommunication systems..............................      45,209      37,439       9,399
                                                            ---------   ---------   ---------
Total cost of revenues...................................     100,356      82,572      28,872
                                                            ---------   ---------   ---------
Gross margin.............................................      81,471      74,669      18,214
Selling, general and administrative expenses.............      88,398      55,329      16,188
                                                            ---------   ---------   ---------
Operating income.........................................      (6,927)     19,340       2,026
Other income (expense):
  Merger related fees (Note 16)..........................     (62,250)         --          --
  Equity in loss of affiliates...........................        (211)     (3,927)     (1,752)
  Interest expense.......................................     (29,775)    (22,903)       (882)
  Interest income........................................          33          15         205
  Gain on sale of subsidiary stock.......................          --          --       1,375
                                                            ---------   ---------   ---------
                                                              (92,203)    (26,815)     (1,054)
                                                            ---------   ---------   ---------
(Loss) income before income tax provision and
  extraordinary item.....................................     (99,130)     (7,475)        972
Income tax provision.....................................        (380)       (783)        (45)
                                                            ---------   ---------   ---------
(Loss) income before extraordinary item..................     (99,510)     (8,258)        927
Extraordinary item, loss on early retirement of debt.....          --        (311)         --
                                                            ---------   ---------   ---------
Net (loss) income........................................     (99,510)     (8,569)        927
Preferred stock dividends................................      (4,628)     (2,366)       (398)
                                                            ---------   ---------   ---------
Net (loss) income applicable to common stockholders......   $(104,138)  $ (10,935)  $     529
                                                            =========   =========   =========
(Loss) income per common share:
  (Loss) income before extraordinary item................   $   (6.75)  $   (0.77)  $    0.06
  Extraordinary item.....................................          --       (0.02)         --
                                                            ---------   ---------   ---------
  Net (loss) income......................................   $   (6.75)  $   (0.79)  $    0.06
                                                            =========   =========   =========
Weighted average common shares outstanding...............      16,381      13,787       8,482
                                                            =========   =========   =========

                            See accompanying notes.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             YEAR ENDED DECEMBER 31

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       SERIES C          SERIES D          SERIES E          SERIES F
                                    PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK    COMMON STOCK
                                    ---------------   ---------------   ---------------   ---------------   ---------------
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Balance, January 1, 1995..........    907     $ 9       457     $ 5       400     $ 4       700     $ 7      6,628    $27
Preferred stock dividends.........
Dividend accretion of redeemable
  put warrant.....................
Exercise of common stock options
  and warrants....................                                                                              17
Issuance of common stock..........                                                                             405      2
Conversion of preferred stock.....                                       (400)     (4)     (700)     (7)     1,100      4
Proceeds from sale of common stock
  net of expenses of $112.........                                                                             300      1
Common stock issued in lieu of
  compensation and payment of
  accrued expenses................                                                                              56
Net income........................
                                     ----     ---      ----     ---      ----     ---      ----     ---     ------    ---
Balance, December 31, 1995........    907     $ 9       457     $ 5               $--               $--      8,506    $34
Preferred stock dividends.........
Exercise of common stock options
  and warrants....................                                                                             675      3
Issuance of common stock..........                                                                           6,000     24
Conversion of preferred stock.....   (479)     (5)      (16)     (1)                                           442      1
Issuance of common stock for
  benefit plan....................                                                                              59      1
Net loss..........................
                                     ----     ---      ----     ---      ----     ---      ----     ---     ------    ---
Balance, December 31, 1996........    428     $ 4       441     $ 4               $--               $--     15,682    $63
Preferred stock dividends.........
Exercise of common stock options
  and warrants....................                                                                           1,715      7
Issuance of common stock..........                                                                              35
Conversion of preferred stock.....   (428)     (4)     (383)     (3)                                           698      3
Redemption price in excess of the
  carrying value of special
  preferred stock.................
Acceleration of stock options.....
Merger related fees...............
Net income(loss)..................
                                     ----     ---      ----     ---      ----     ---      ----     ---     ------    ---
Balance, December 31, 1997........            $--        58     $ 1               $--               $--     18,130    $73
                                     ====     ===      ====     ===      ====     ===      ====     ===     ======    ===

                                    CAPITAL IN                 OBLIGATIONS
                                    EXCESS OF                   TO ISSUE         TOTAL
                                       PAR       ACCUMULATED     COMMON      STOCKHOLDERS'
                                      VALUE        DEFICIT        STOCK         EQUITY
                                    ----------   -----------   -----------   -------------
Balance, January 1, 1995..........   $ 41,488     $ (22,465)    $  1,806       $ 20,881
Preferred stock dividends.........                     (398)                       (398)
Dividend accretion of redeemable
  put warrant.....................                      (45)                        (45)
Exercise of common stock options
  and warrants....................         70                                        70
Issuance of common stock..........      1,804                     (1,806)
Conversion of preferred stock.....          7
Proceeds from sale of common stock
  net of expenses of $112.........      1,162                                     1,163
Common stock issued in lieu of
  compensation and payment of
  accrued expenses................        246                                       246
Net income........................                      927                         927
                                     --------     ---------     --------       --------
Balance, December 31, 1995........   $ 44,777     $ (21,981)    $     --       $ 22,844
Preferred stock dividends.........                   (2,366)                     (2,366)
Exercise of common stock options
  and warrants....................      3,210                                     3,213
Issuance of common stock..........     27,726                                    27,750
Conversion of preferred stock.....          5
Issuance of common stock for
  benefit plan....................        336                                       337
Net loss..........................                   (8,569)                     (8,569)
                                     --------     ---------     --------       --------
Balance, December 31, 1996........   $ 76,054     $ (32,916)    $     --       $ 43,209
Preferred stock dividends.........                   (4,628)                     (4,628)
Exercise of common stock options
  and warrants....................      3,363                                     3,370
Issuance of common stock..........        281                                       281
Conversion of preferred stock.....          4
Redemption price in excess of the
  carrying value of special
  preferred stock.................                   (6,528)                     (6,528)
Acceleration of stock options.....      1,900                                     1,900
Merger related fees...............     36,000                                    36,000
Net income(loss)..................                  (99,510)                    (99,510)
                                     --------     ---------     --------       --------
Balance, December 31, 1997........   $117,602     $(143,582)    $     --       $(25,906)
                                     ========     =========     ========       ========

                            See accompanying notes.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------   ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $(99,510)  $  (8,569)  $   927
  Adjustments:
     Depreciation and amortization..........................     19,916      15,530     3,967
     Accretion on 12 1/4% bonds.............................     15,973      11,526        --
     Equity in loss of affiliate............................        211       3,927     1,752
     Termination fees paid by other.........................     62,250          --        --
     Other..................................................      6,667       1,321      (787)
  Change in assets and liabilities (Note 18)................     11,967         662      (981)
                                                               --------   ---------   -------
Net cash provided by operating activities...................     17,474      24,397     4,878
                                                               --------   ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment.......................................    (13,464)     (9,702)   (3,679)
Acquisitions, net of cash acquired..........................     (2,068)   (225,924)   (1,382)
Payments to affiliate.......................................       (752)     (8,407)       --
Other.......................................................        271      (2,804)     (866)
                                                               --------   ---------   -------
Net cash used in investing activities.......................    (16,013)   (246,837)   (5,927)
                                                               --------   ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease
  obligations...............................................    (23,576)    (12,662)   (2,226)
Proceeds from borrowing.....................................     23,019     244,999     2,684
Proceeds from sales of common and preferred stock...........      3,651       3,213     1,233
Preferred stock dividends paid..............................     (2,573)     (1,467)     (398)
Deferred financing and debt issuance costs..................         --      (9,416)       --
Other.......................................................         --          --        60
                                                               --------   ---------   -------
Net cash provided by financing activities...................        521     224,667     1,353
                                                               --------   ---------   -------
Net increase in cash........................................      1,982       2,227       304
Cash, beginning of year.....................................      2,703         476       172
                                                               --------   ---------   -------
Cash, end of year...........................................   $  4,685   $   2,703   $   476
                                                               ========   =========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest....................................................   $ 12,732   $  11,377   $   856
Income taxes................................................        380         223        84
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Retirement of special preferred stock with debt.............     21,899          --        --
Issuance of preferred stock in connection with
  acquisition...............................................         --      38,269        --
Issuance of common stock to acquire FII.....................         --      27,750        --

                            See accompanying notes.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BUSINESS AND ORGANIZATION

     On March 13, 1996, Shared Technologies Inc., merged with Fairchild Industries, Inc. ("FII"), and changed its name to Shared Technologies Fairchild Inc. ("Shared") (see Note 3 for additional information concerning this merger).

     Shared, together with its subsidiaries (collectively the "Company") operates in the telecommunications industry by providing shared telecommunications services ("STS") and telecommunications systems ("Systems") which provides telecommunications and office automation services and equipment to tenants of office buildings.

     On November 20, 1997, the Company entered into an Agreement and Plan of Merger with Intermedia Communications Inc. ("Intermedia") (the "Proposed Merger"). In February 1998 the Boards of Directors of both the Company and Intermedia and the shareholders of the Company approved the Proposed Merger. The transaction is expected to be completed in the first quarter of 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which the Company has a controlling interest. The effects of all significant intercompany transactions have been eliminated in consolidation. Investments in companies owned between 20% and 50% by the Company are recorded using the equity method.

CASH EQUIVALENTS/STATEMENTS OF CASH FLOWS

     For purposes of these statements, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

UNBILLED RECEIVABLES AND ADVANCED BILLINGS

     Unbilled receivables arise from those contracts under which billings can only be rendered upon the achievement of certain contract stages or upon submission of appropriate billing detail. Advanced billings represent pre-billings for services not yet rendered. Advanced billings are generally for services to be rendered within one year.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined primarily using the weighted average method. The inventories consist of telecommunications equipment to be installed at customer sites.

PROPERTY AND EQUIPMENT

     Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. All telecommunications equipment is classified as equipment. No interest costs were capitalized in any of the years presented. Useful lives for property and equipment are:

Telecommunications equipment................................      8 years
Office and data processing..................................    3-8 years

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Depreciation expense related to property and equipment amounted to $12,128, $10,133, and $3,534 for 1997, 1996, and 1995, respectively.

REVENUE RECOGNITION

     The majority of the Company's revenues are related to the sale and installation of telecommunications equipment and services and maintenance after the sale. Service revenues are billed and earned on a monthly basis. For systems installations, which usually require three to five months, the Company uses the percentage-of-completion method, measured by costs incurred versus total estimated cost at completion. The Company bills equipment rentals, local telephone access service, and maintenance contracts in advance. The deferred revenue is relieved when the revenue is earned. Systems equipment sales are recognized at time of shipment.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMORTIZATION OF COST IN EXCESS OF NET ASSETS ACQUIRED

     The excess of cost of purchased businesses over the fair value of their net assets at acquisition dates is being amortized on a straight-line basis, primarily over 40 years. The Company recorded amortization of $6,601, $5,397, and $433 for the years ended 1997, 1996, and 1995, respectively.

DEFERRED FINANCING AND DEBT ISSUANCE COSTS

     Costs incurred related to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of deferred financing and debt issuance costs included in interest expense was $1,172 and $939 in 1997 and 1996, respectively.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

INCOME (LOSS) PER COMMON SHARE

     During 1997, Shared adopted SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share for all years presented. Basic income (loss) per common share is computed by deducting preferred stock dividends and premiums paid to redeem preferred stock from net income. The resulting net income applicable to common stock is divided by the weighted average number of common shares outstanding. For the year ended December 31, 1997 the premium paid to redeem the special preferred stock of $6,528 was included in the calculation of basic earnings per share, as described above.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Diluted income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Diluted income (loss) per common share is substantially the same as basic income
(loss) per common share for the years ended December 31, 1997 and 1996.

     For the years ended December 31, 1997, and 1996, because of their anti-dilutive effect, the redeemable convertible preferred stock, redeemable special preferred stock, redeemable put warrant, and all stock options have been excluded from the computation of dilutive earnings per share. The following is a reconciliation of the numerator and denominator of the basic and dilutive earning per share calculation for the year ended December 31, 1995.

                                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                                         -----------------------------------------
                                                           INCOME          SHARES        PER-SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
Basic earnings.......................................       $529            8,482         $0.062
Effect of Dilutive Securities
  Redeemable put warrant.............................         --               31
  Warrants...........................................         --              140
  Stock options......................................         --              134
                                                            ----            -----
Diluted earnings.....................................       $529            8,787         $0.060
                                                            ====            =====

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets, including property and equipment, goodwill and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There was no impairment of long-lived assets in 1997 and 1996.

3.  THE MERGER AGREEMENT AND OTHER ACQUISITIONS

     On March 13, 1996, the Company's stockholders approved and the Company consummated its merger with FII, a subsidiary of RHI Holdings, Inc. ("RHI") for consideration of $295,191 of securities and assumed debt. Under the merger agreement, Shared issued to RHI 6,000 shares of common stock, 250 shares of convertible preferred stock with a $25,000 initial liquidation preference and 200 shares of special preferred stock with a $20,000 initial liquidation preference (see Note 8). The Company issued 12 1/4% Senior Subordinated Discount Notes due 2006 with an initial accreted value of $114,999 and received $125,000 (of an available $145,000) in loans from a credit facility with financial institutions (see Note 5). The funds were used primarily for the retirement of certain liabilities assumed from FII in connection with the merger, and the retirement of the Company's existing credit facility. In connection with the merger, the Company entered into two-year employment agreements with key employees for annual compensation aggregating $1,250, and adopted the 1996 Equity Incentive Plan. The merger was accounted for using the purchase method of accounting and resulted in $248,117 of cost in excess of net assets acquired, which is being amortized over 40 years.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following unaudited pro forma financial statement of operations for 1996 give effect to the acquisition as if it had occurred on January 1.

                                                                  1996
                                                                --------
Revenues....................................................    $184,525
Income before extraordinary items...........................      (4,621)
Net income..................................................      (4,932)
Net income available to common stockholders.................      (8,520)
(Loss) income per common share:
  (Loss) income before extraordinary item...................       (0.60)
  Extraordinary item........................................       (0.02)
                                                                --------
Net (loss) income...........................................    $  (0.62)
                                                                ========

4.  ACCRUED EXPENSES

     Accrued expenses at December 31, 1997 and 1996, consist of the following:

                                                                 1997       1996
                                                                -------    ------
State sales and excise taxes................................    $ 4,105    $1,986
Property taxes..............................................        662       230
Concession fees.............................................        676       204
Salaries and wages..........................................      7,560     3,598
Other.......................................................      5,448     3,540
                                                                -------    ------
                                                                $18,451    $9,558
                                                                =======    ======

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following at December 31:

                                                                  1997        1996
                                                                --------    --------
Credit Facility Term Loans..................................    $100,500    $113,250
Revolving Credit Facility...................................      23,000      10,000
Senior Subordinated Discount Notes..........................     142,498     126,525
Other long-term debt and capital leases.....................       1,255       2,062
                                                                --------    --------
                                                                 267,253     251,837
Less current portion........................................     124,046      13,576
                                                                --------    --------
                                                                $143,207    $238,261
                                                                ========    ========

THE CREDIT FACILITY

     The Company, through its wholly owned subsidiary, Shared Technologies Fairchild Communications Corp. ("STFCC"), entered into a Credit Facility with a consortium of banks (the "Lenders") upon the merger with FII in March 1996. The Credit Facility consists of (a) a Tranche A Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount not to exceed $50,000 (the

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

"Tranche A Term Facility"); (b) a Tranche B Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount not to exceed $70,000 (the "Tranche B Term Facility" and, together with the Tranche A Term Facility, the "Term Facilities"); and (c) a Senior Secured Revolving Credit Facility providing for revolving loans to the Company in an aggregate principal amount at any time not to exceed $25,000 (the "Revolving Facility").

     The Tranche A Term Facility requires quarterly payments due over 5 years; $34,000 and $44,750 was outstanding at December 31, 1997 and 1996, respectively. The Tranche B Term Facility requires quarterly payments over 7 years; $66,500 and $68,500 was outstanding at December 31, 1997 and 1996, respectively.

     The Company will be required to make mandatory prepayments of loans in amounts, at times and subject to exceptions (a) in respect of 75% (subject to step-down based upon a leverage ratio test) of consolidated excess cash flow of the Company and its subsidiaries, (b) in respect of 100% of the net proceeds of certain dispositions of assets or the stock of subsidiaries or the incurrance of certain indebtedness by the Company or any of its subsidiaries and (c) in respect of 100% (subject to step-down based upon a leverage ratio test) of the net proceeds of the issuance of any equity securities by the Company or any of its subsidiaries. At the Company's option, loans may be repaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

     The obligations of the Company's wholly owned subsidiary, STFCC, under the Credit Facility are unconditionally and jointly and severally guaranteed by the Company and the subsidiary guarantors. In addition, the Credit Facility is secured by first priority security interests in all the capital stock and the tangible and intangible assets of the Company and the guarantors, including all the capital stock of, or other equity interests in, the Company and each direct or indirect domestic subsidiary of the Company. The wholly owned subsidiary, STFCC, is restricted from payment of dividends or other distributions to its parent, Shared, except to the extent necessary to pay preferred dividends and other identified items.

     At the Company's option, the interest rates per annum applicable to the Credit Facility will be either Adjusted LIBOR plus a margin ranging from 2.75% to 3.50%, or the Adjusted Base Rate plus a margin ranging from 1.75% to 2.50%. The Alternate Base Rate is the higher of Credit Suisse's Prime Rate and the Federal Funds Effective Rate plus 0.5%. At December 31, 1997 and 1996, the interest rate for the Tranche A Term Facility was 8.54% and 8.38%, and the interest rate for the Tranche B Term Facility was 9.29% and 9.13%, respectively. The Revolving Facility interest rates at December 31, 1997 and 1996 ranged from 8.19% to 10.25% and from 8.13% to 10.0%, respectively.

     As required under the Credit Agreement, the Company entered into interest rate swap agreements with two commercial banks. The three contracts, each with a $10,000 notional amount, expire from May 1999 through May 2001. In order to protect the Company from interest rate increases, the agreements require the Company to pay a fixed interest rate in lieu of a variable interest rate. The Company accounts for the interest rate swaps as hedge agreements and recognizes interest expense based on the fixed rate.

     The Credit Facility contains a number of significant convenants that, among other things, restricts the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including a limitation on capital expenditures, a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") test (as defined), a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum net

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

worth test. As of December 31, 1997 the Company was in default on certain covenants which result in the acceleration of payments and therefore the entire amount has been classified as current.

SENIOR SUBORDINATED DISCOUNT NOTES

     As part of the acquisition of FII, the Company also issued $163,637 of aggregate principal amount (with an initial accreted value of $114,999) of Senior Subordinated Discount Notes (the "Discount Notes"). The discount notes bear an annual interest rate of 12.25% with the principal fully due on March 1, 2006. Interest will begin accruing on March 1, 1999, with payments due semi-annually thereafter. The discount on the Discount Notes is being amortized to interest expense using the effective interest method over the three year accretion period, ending March 1, 1999.

     The Discount Notes are not redeemable prior to March 1, 2001 except that, subject to certain limitations, until 1999, the Company may redeem, at its option, up to an aggregate of 25% of the principal amount of the Discount Notes at a specified redemption price plus accrued interest until the date of the redemption. On or after March 2001, the Discount Notes are redeemable at the option of the Company, in whole or in part, at the specified redemption prices plus accrued interest to the date of redemption.

     Upon a change in control of the Company, as defined, the holders of the Discount Notes may require the Company to repurchase the Discount Notes at 101% of the accreted value plus accrued interest to the date of repurchase. As part of the Agreement and Plan of Merger with Intermedia (Note 1), Intermedia purchased the Discount Notes. Intermedia plans to retire the Notes subsequent to the consummation of the Proposed Merger.

     The Discount Notes of the Company's wholly owned subsidiary, STFCC, are subordinated to all existing and future senior indebtedness, as defined, of the Company. The Discount Notes are unconditionally and jointly and severely guaranteed on an unsecured senior subordinated basis by the Company and its subsidiary guarantors.

     In addition to similar restrictions to the Credit Agreement, the indenture under which the Discount Notes were issued limits (i) the issuance of additional debt and preferred stock by the Company and subsidiaries, (ii) the payment of dividends on capital stock of the Company and its subsidiaries and the purchase, redemption or retirement of capital stock or indebtedness, (iii) investments, and (iv) sales of assets, including capital stock of subsidiaries.

BANK REVOLVER

     In May 1994, the Company entered into a $5,000 financing agreement with a bank collateralized by certain assets of the Company. The agreement provided for a revolving credit line for a maximum, as defined, of $4,000 to be used for expansion in the shared telecommunications services business and a $1,000 term loan. The Company retired this debt in 1996 and recorded an extraordinary expense of $311.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

DEBT MATURITY

     Scheduled maturities on long-term debt and capital lease obligations are as follows:

                                                                LONG-TERM    CAPITAL LEASE
                  YEAR ENDING DECEMBER 31                         DEBT        OBLIGATIONS
                  -----------------------                       ---------    -------------
1998........................................................    $123,722         $324
1999........................................................         126           83
2000........................................................          36           20
2001........................................................          85           --
2002........................................................          92           --
Thereafter..................................................     163,904           --
                                                                --------         ----
  Subtotal..................................................     287,965          427
Less -- accretion of 12 1/4% Discount Notes.................     (21,139)          --
                                                                --------         ----
Total debt maturities.......................................    $266,826         $427
                                                                ========         ====

     The Company is not in compliance with various debt covenants as previously described, and is therefore in default under the terms thereof. This permits the holders of such indebtedness to accelerate the maturity of such indebtedness which could cause default under such indebtedness of the Company (See Note 19).

6.  REDEEMABLE PUT WARRANT

     In connection with the May 1994 bank financing agreement, the Company issued the bank a redeemable put warrant for a number of common shares of the Company's outstanding common stock, subject to certain anti-dilution adjustments. The warrant was redeemable at the Company's option prior to May 1996, and is redeemable at the bank's option at any time after May 1997. As defined in the agreement, the Company has guaranteed the bank a minimum of $500 in cash upon redemption of the warrant, and therefore, initially valued the warrant at the present value of the minimum guarantee discounted at 11.25%. To the extent that the Company's stock price exceeds approximately $6.03 per share, the bank may elect to receive stock in lieu of $500 cash as the value of the stock will exceed $500. At December 31, 1997 and 1996, the Company's stock price was $15.00 and $9.125 per share, respectively. The Company has therefore accreted through interest expense the additional value due to the bank, resulting in a liability of $1,130 and $1,069 at December 31, 1997 and 1996, respectively. The liability will continue to fluctuate until redemption based on the Company's stock prices.

7.  REDEEMABLE PREFERRED STOCK

CONVERTIBLE PREFERRED STOCK

     In connection with the Merger, the Company issued non-voting Convertible Preferred Stock to RHI with an initial liquidation preference of $25,000. Dividends on the Convertible Preferred Stock are payable quarterly at the rate of 6% per annum in cash. If for any reason a dividend is not paid in cash when scheduled, the amount of such dividend shall accrue interest at a rate of 12% per annum until paid.

     The Convertible Preferred Stock has a liquidation preference of $25,000 in the aggregate plus an additional amount equal to the total amount of dividends the holder would have received if dividends were paid quarterly in cash at the rate of 10% per annum for the life of the issue, minus the total amount of cash dividends actually paid (the "Liquidation Preference"). At December 31, 1997 the liquidation preference was

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

$26,680. Each share is convertible at any time at the option of the holder into such number of Common Shares as is determined by dividing the Liquidation Preference thereof by the conversion price of $6.375. The conversion price is subject to adjustment upon occurrence of adjustment events including, but not limited to, stock dividends, stock subdivisions and reclassifications or combinations.

     The Convertible Preferred Stock is not redeemable at the Company's option during the first three years after issuance, but thereafter, upon 30 days' prior written notice, is redeemable at the Company's option at a redemption price of 100% of the Liquidation Preference. In March 2008, the Company is required to redeem 100% of the outstanding shares of Convertible Preferred Stock at the Liquidation Preference. During 1997 Intermedia purchased substantially all of the Convertible Preferred Stock.

SPECIAL PREFERRED STOCK

     In connection with the Merger, the Company issued non-voting Special Preferred Stock to RHI with an initial Liquidation Preference of $20,000 and recorded at an initial fair value of $13,269. No dividends are payable on the Special Preferred Stock until 2007 when the outstanding Special Preferred Stock will receive a dividend at a rate equal to the interest rate on the Discount Notes and calculated on the then outstanding Liquidation Preference. The Special Preferred Stock's initial liquidation preference of $20,000 will increase by $1,000 each year after 1996 to a maximum Liquidation Preference of $30,000 in 2007. The Company is accreting the Special Preferred stock to $30,000 using the effective interest method and records the accretion as preferred dividends.

     Shares are redeemable at the Company's option at any time upon 30 days' prior written notice, at a redemption price of 100% of the Liquidation Preference. All outstanding Special Preferred Stock is mandatorily redeemable in its entirety at 100% of the Liquidation Preference upon a change of control of the Company and, in any event, in 2008. In addition, in March of each year, commencing with March 31, 1997, the Company is required to redeem, at a price equal to 100% of the liquidation preference in effect from time to time, an amount of Special Preferred Stock equal to 50% of the amount, if any, by which the consolidated EBITDA, as defined, of the Company and its subsidiaries exceeds a specified amount for the immediately preceding year ended December 31. On November 20, 1997, in accordance with the Agreement and Plan of Merger between the Company and Intermedia (see Note 1), Intermedia agreed to loan the Company funds necessary to redeem the outstanding special preferred stock. The Company then redeemed the Special Preferred Stock for $21,899. The redemption resulted in an accretion of $6,528, which was charged to Accumulated Deficit. The borrowings from Intermedia of $21,899 is reflected in notes payable to related parties on the face of the balance sheet.

8.  STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company has authorized 50,000 shares of common stock at $0.004 par value per share with equal voting rights.

SERIES C PREFERRED STOCK

     These shares were converted in August 1997 into 315 shares of common stock. Series C Preferred Stock was non-voting and was entitled to a liquidation value of $4 per share and dividends of $.32 per share per annum, payable quarterly in arrears.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

SERIES D PREFERRED STOCK

     In December 1993, the Company commenced a private placement to sell to certain investors units consisting of one share of Series D Preferred Stock and one warrant to purchase one share of common stock. As of December 31, 1995, the Company had sold 457 units for net proceeds of $1,740, after deducting expenses of $430. Series D Preferred Stock is entitled to dividends of 5% per annum, payable quarterly, and maybe redeemed for $7 per share, plus all accrued dividends, at the option of the Company. The shares are non-voting and are convertible into shares of the Company's common stock on a one-for-one basis at the holder's option. The shares are senior to all shares of the Company's common stock and junior to Series C Preferred Stock. The common stock purchase warrants are exercisable at a per share price of $5.75. In connection with the offering, an investment banking firm received warrants to purchase 16 shares of the Company's common stock at an exercise price of $5.75 per share. As of December 31, 1997 and 1996, 479 and 428 warrants, respectively, had been exercised.

SERIES E PREFERRED STOCK

     The Series E Preferred Stock was converted into 400 shares of common stock in January 1995. The holders also received warrants, which expire on December 31, 1999, to purchase 175 shares of the Company's common stock, at an exercise price of $4.25 per share, subject to certain anti-dilutive provisions.

SERIES F PREFERRED STOCK

     These shares were converted on August 1, 1995 into 700 shares of common stock. In 1996, an additional 111 shares of the Company's common stock were issued in connection with the provisions of conversion of the Series F Preferred Stock, as defined.

     Additionally, the Company issued warrants to the previous owners of a subsidiary of the Company to purchase 225 shares of the Company's common stock at an exercise price of $4.25 per share, subject to certain anti-dilution adjustments.

9.  GAIN ON SALE OF SUBSIDIARY COMMON STOCK

     In April 1995, Shared Technologies Cellular, Inc., an equity investee of the Company, completed its SB 2 filing with the Securities and Exchange Commission and became a public company. Prior to this date, STC was approximately an 86% owned subsidiary of the Company. STC sold 950 shares of common stock at $5.25 per share, which generated net proceeds of approximately $3,274 after underwriters' commissions and offering expenses. The net effect of the public offering on the consolidated financial statements was a gain of approximately $1,375.

10.  STOCK OPTION PLANS

1987 STOCK OPTION PLAN

     Under the 1987 Stock Option Plan (the "1987 Plan"), the Company is authorized to issue options to purchase an aggregate of 1,200 shares of common stock of the Company. All options granted are exercisable at the date of grant, with a term of five to ten years and are exercisable in accordance with vesting schedules set individually by the Board of Directors. As of December 31, 1997 and 1996, approximately 109 and 131 options are available for grant, respectively. Options to purchase 298 and 556 shares of common stock were outstanding at December 31, 1997 and 1996, respectively.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

BOARD OF DIRECTORS STOCK OPTION PLAN

     The Board of Directors Stock Option Plan (the "Directors' Plan"), was adopted by the Board of Directors in 1994 and accepted by the stockholders of the Company in 1995. Under the Directors' Plan, an "Independent Director" is a director of the Company who is neither an employee nor a principal stockholder of the Company. The Directors' Plan provided for a one-time grant of an option to purchase 15 shares of common stock to all independent directors who served during the 1994-95 term.

     Each independent director who received the initial one-time option grant in 1994, and who was elected to a new term as a director in 1995 or is reelected in 1996, shall receive upon such reelection a grant of an option for 5 or 10 options, respectively. Reelection after 1996 of any independent director in service as of September 22, 1994, shall entitle such director to a grant of 15 options.

     All options issued under the Directors' Plan are exercisable at the closing bid price for the date proceeding the date of grant. The options vest over three years and are exercisable for so long as the optionee continues as an independent director and for a period of 90 days after the optionee ceases to be a director of the Company. The maximum term of the option is ten years from the date of grant. The maximum number of shares of common stock which may be issued under the Directors' Plan is 250 shares, of which options to purchase 85 and 145 are outstanding as of December 31, 1997 and 1996, respectively.

1996 EQUITY INCENTIVE PLAN

     In connection with the acquisition of FII, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"), pursuant to which the Company will offer shares, and share-based compensation, to key employees. The 1996 Plan provides for the grant to eligible employees of stock options, stock appreciation rights, restricted stock, performance shares, and performance units (the "Awards"). The 1996 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").

     The 1996 Plan provides that not more than 1,500 shares of common stock will be granted under the 1996 Plan, subject to certain anti-dilutive adjustments. The exercise price will be set by the Compensation Committee, but can not be less than the market value of the stock at date of issuance. Stock appreciation rights may be granted only in tandem with stock options. Options to purchase 1,069 and 1,478 shares of common stock were outstanding at December 31, 1997 and 1996, respectively.

SUMMARY ACTIVITY

                                                         NUMBER OF                          WEIGHTED
                                                          OPTIONS           RANGE           AVERAGE
                                                         ---------    ------------------    --------
Balance outstanding
  January 1, 1995....................................        697      $1.72   --   11.00     $3.78
  Granted............................................         40       4.13                   4.13
  Expired............................................         (2)      5.00   --    5.72      5.16
  Exercised..........................................         (2)      2.28   --    2.84      2.58
                                                           -----
Balance outstanding
  December 31, 1995..................................        733      $1.72   --   11.00      3.79
  Granted............................................      1,716       4.13   --    7.75      4.50
  Expired............................................        (32)      4.38                   4.38
  Exercised..........................................       (238)      1.72   --    5.50      3.48
                                                           -----

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         NUMBER OF                          WEIGHTED
                                                          OPTIONS           RANGE           AVERAGE
                                                         ---------    ------------------    --------
Balance outstanding
  December 31, 1996..................................      2,179      $2.00   --   11.00      4.37
  Granted............................................        164       5.63   --    6.50      6.32
  Expired............................................       (408)      4.38   --    5.75      4.45
  Exercised..........................................       (483)      2.84   --   10.18      4.15
                                                           -----
Balance Outstanding
  December 31, 1997..................................      1,452      $2.00   --   11.00     $4.66

     At December 31, 1997, there were 560 options immediately exercisable at prices ranging from $2.00 to $11.00.

     The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996, financial statements. The Company applied APB No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                  1997         1996
                                                                ---------    --------
Net (loss) income available to common shareholders:
  As reported...............................................    $(104,138)   $(10,935)
  Pro forma.................................................     (103,316)    (12,364)
(Loss) earnings per share:
  As reported...............................................        (6.75)      (0.79)
  Pro forma.................................................        (6.71)      (0.90)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option granted was $3.26 per option and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates of 5.47% and 6.0%; no dividend yields; expected lives of 5 to 10 years; and expected volatilities of .521.

11.  RETIREMENT AND SAVINGS PLAN

     On March 3, 1989, the Company adopted a savings and retirement plan (the "Plan"), which covers substantially all of the Company's employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the company will make a matching contribution at one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year. The Company's expense relating to the matching contributions was approximately $706,

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

$609, and $199 for 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, the Plan owned 35 and 148 shares, respectively, of the Company's common stock.

12.  INCOME TAXES

     Income tax (expense) benefit consists of the following:

                                                                 1997      1996      1995
                                                                ------    ------    ------
Current:
  Federal...................................................    $   --    $   --    $  (10)
  State and local...........................................      (380)     (223)      (45)
                                                                ------    ------    ------
                                                                  (380)     (223)      (55)
Deferred:
  Federal...................................................        --      (560)       10
  State and local...........................................        --        --        --
                                                                ------    ------    ------
                                                                    --      (560)       10
                                                                ------    ------    ------
  Total (expense) benefit...................................    $ (380)   $ (783)   $  (45)
                                                                ======    ======    ======

     The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in 1997, 1996, and 1995 for the following reasons:

                                                                  1997        1996      1995
                                                                --------    --------    -----
Computed statutory amount...................................    $ 34,695    $  2,616    $(340)
Effect of net operating losses..............................          --          --      285
Valuation allowance on net operating loss tax benefits......     (29,270)     (3,004)      10
Business combination cost...................................     (10,210)         --       --
Other.......................................................       4,405        (395)      --
                                                                --------    --------    -----
                                                                $   (380)   $   (783)   $ (45)
                                                                ========    ========    =====

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table is a summary of the significant components of the continuing operations portion of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996.

DEFERRED (PROVISION) BENEFIT                                      1997        1996
----------------------------                                    --------    --------
Deferred tax assets:
  Equity in loss of subsidiary..............................    $  1,599    $  1,588
  Accrued expenses not yet tax deductible...................      14,316       5,581
  NOL carryforwards.........................................      30,875       9,156
                                                                --------    --------
                                                                  46,790      16,325
Deferred tax liabilities:
  Asset basis differences -- fixed assets...................     (11,137)    (11,008)
  Asset basis differences -- intangible assets related to
     acquisition (Goodwill and other intangibles)...........      (2,439)     (1,373)
                                                                --------    --------
                                                                 (13,576)    (12,381)
Deferred tax asset, net.....................................      33,214       3,944
Less valuation allowance....................................     (33,214)     (3,944)
                                                                --------    --------
  Net deferred tax asset....................................    $     --    $     --
                                                                ========    ========

     At December 31, 1997, the Company's Net Operating Loss (NOL) carryforward for federal income tax purposes is approximately $79,000, expiring between 2001 and 2012. NOL's available for state income tax purposes are less than those for federal purposes and generally expire earlier. Limitations apply to the use of NOLs.

13.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has entered into operating leases for the use of office facilities and equipment, which expire through 2008. Certain of the leases are subject to escalations for increases in real estate taxes and other operating expenses. Rent expense amounted to approximately $7,761, $6,093, and $2,200 for the years ended December 31, 1997, 1996, and 1995, respectively. Aggregate approximate future minimum lease payments are as follows:

                                                                OPERATING
                                                                 LEASES
                                                                ---------
1998........................................................     $ 6,204
1999........................................................       5,621
2000........................................................       4,675
2001........................................................       3,946
2002........................................................       3,080
Thereafter..................................................       1,878
                                                                 -------
                                                                 $25,404
                                                                 =======

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONTINGENCIES

     As a result of the acquisition of FII (the "Merger"), the Company became liable for all liabilities of FII with respect to the operations of the former businesses of FII, including the FII Telecommunications Business and its aerospace and industrial fasteners business up to the effective date of the Merger as well as operations of FII disposed of prior to the Merger, including its injection molding business. As a matter of law, the Company will not be released from FII's obligations with respect to such liabilities. As a pre-condition of the Merger: (a) FII, its parent RHI, and RHI's parent, Fairchild and certain other subsidiaries of Fairchild underwent a recapitalization pursuant to which FII divested itself of all assets unrelated to the FII Telecommunications Business; (b) RHI assumed all liabilities of FII unrelated to the FII Telecommunications Business (other than the Retained Liabilities), including but not limited to the following (collectively, the "Non-communications Liabilities"): (i) contingent liabilities related to a dispute with the United States Government under Government Contract Accounts rules concerning potential liability arising out of the use of and accounting for approximately $50,000 in excess pension funds relating to certain government contracts in the discontinued aerospace business of FII; (ii) all environmental liabilities except those related to the FII Telecommunications Business; (iii) approximately $50,000 (at June 30, 1995) of costs associated with post-retirement healthcare benefits; and (iv) all other accrued liabilities and any and all other unasserted liabilities unrelated to the FII Telecommunications Business; and (c) pursuant to certain indemnification agreements (the "Indemnification Agreements"), the Company is indemnified (i) by Fairchild and RHI jointly and severally with respect to all Non-communications Liabilities and all tax liabilities of FII and Shared resulting from the FII Recapitalization or otherwise attributable to periods prior to the Merger and (ii) by Fairchild Holding Corp. (a company formed in connection with the FII Recapitalization) with respect to the liabilities that are indemnified for being herein collectively referred to as the "Indemnified Liabilities"). The Company believes no taxable gain or loss was recognized by FII or any of its affiliates on the transfer of the FII assets and liabilities pursuant to the FII recapitalization.

     In December 1995, a suit was filed against the Company in U.S. District Court for the Southern District of New York alleging breach of a letter agreement and seeking an amount in excess of $2,250 for a commission allegedly owed to a vendor as a result of a vendor initiating negotiations between the Company and FII and negotiating the Merger. A vendor has alleged that the Company entered into a fee agreement, whereby the Company agreed to pay to the vendor 0.75% of the value of the transaction as a fee. FII has denied that FII at any time engaged the vendor for this transaction. The Company filed an answer in January 1996, denying that any commission is owed. This litigation is in the discovery process. Management believes, however, that an adverse outcome, if any, will not have a material adverse effect on the Company's consolidated financial statements.

     In January 1994, the Company entered into a consulting agreement for financial and marketing services, which expired on November 1996. Pursuant to the consulting agreement, the consultant was issued a three year warrant to purchase 300 shares of the Company's common stock at a purchase price of $5.75 per share and a five year warrant to purchase 250 shares of the Company's common stock at a purchase price of $7.00 per share. The consultant may not compete with the Company during the term of this agreement and for two years thereafter.

     In December 1995, the Company granted options to employees of the Company, STC and certain members of the Board of Directors of the Company and STC, to purchase an aggregate of 350 shares of STC common stock, held by the Company. The options are exercisable for five years, at $2.50 per share.

     The Company's sales and use tax returns in certain jurisdictions are currently under examination. Management believes these examinations will not result in a material change from liabilities provided.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In addition to the above matters, the Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.

14.  RELATED PARTY TRANSACTIONS

     At December 31, 1997 Shared had a note payable to Intermedia of $48,150. See further discussion in Note 8 and 16.

     As of December 31, 1993, the company had paid approximately $288 of life insurance premiums on behalf of an officer of the Company, which was to be repaid from the proceeds of a $2,500 face value life insurance policy owned by the president. In January 1994, the beneficiary on the policy was changed to the Company in order to reduce the premium payments required by the Company. As of December 31, 1997, the amount due to the Company for premiums paid exceeded the cash surrender value of the policy by approximately $141. Accordingly, the officer has agreed to reimburse the Company for this amount. The receivable and cash surrender value are reflected in other assets in the accompanying consolidated balance sheets.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

CURRENT ASSETS AND LIABILITIES

     The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, accounts receivable, accounts payable, advanced billings, deferred revenue, accrued liabilities, and capital lease obligations.

LONG-TERM DEBT

     There is no active market for the Company's long-term debt securities, and consequently, no quoted market prices are available. The Company's long-term debt securities can be segregated into two distinct categories: variable rate long-term debt that reprices frequently and fixed rate long-term debt.

     Variable Rate Long-term Debt -- The Company's Credit Facility Term Loans, Credit Revolving Facility and Bank Revolver carry a rate of interest which varies in relation to LIBOR or prime, a common market interest rate. Because these loans reprice within one to six months, fluctuations in market interest rates do not materially impact the fair market value of these obligations. Therefore, the carrying value of these financial instruments approximate fair market value.

     Fixed Rate Long-Term Debt -- The fair value of the Company's Senior Subordinated Discount Notes is estimated using a discounted cash flow analysis based on the Company's borrowing cost for similar credit facilities, at December 31, 1997. As minimal changes in the market level of interest rates occurred since issuance in March 1996, the Company estimates that carrying value approximates fair market value, at December 31, 1997.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST RATE SWAP AGREEMENTS

     The Company holds interest rate swap agreements with two commercial banks in order to reduce the impact of potential interest rate increases on its variable rate debt. At December 31, 1997 and 1996, it would have cost approximately $1,348 and $1,059 to break the Company's interest rate swap agreements, respectively. The Company is exposed to credit loss in the event of non-performance by the banks, however, such non-performance is not anticipated.

REDEEMABLE PUT WARRANT

     The carrying amount of the redeemable put warrant approximates fair market value as it is adjusted quarterly to reflect the Company's liability due to the holder.

REDEEMABLE PREFERRED STOCK

     The Company estimates the fair market value of the Redeemable Convertible Preferred Stock at carrying value based on the conversion feature and underlying value of common stock at year end. The fair market value of the Redeemable Special Preferred stock is estimated at carrying cost. Carrying cost reflects a discount to face value.

     This disclosure relates to financial instruments only. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time.

16.  INFREQUENT ITEM

     As discussed in Note 1, on November 20, 1997 the Company entered into an Agreement and Plan of Merger with Intermedia. Conditions to this agreement were that Intermedia would pay certain liabilities of the Company that resulted from the termination of certain contracts of the Company. This payment has been reflected in the accompanying financial statements. In the event that the Proposed Merger is not completed, the Company will be required to reimburse Intermedia $26,250 of the total $62,250 paid. The amount requiring reimbursement has been included in notes payable to related parties on the face of the balance sheet. The remaining $36,000 has been reflected as an addition to the Company's capital paid in excess of par as Intermedia will not require reimbursement and it is therefore viewed as a permanent investment.

17.  EMPLOYEE TERMINATIONS

     During 1997 the Company entered into severance agreements with several key employees. Under the agreements, the Company agreed to certain payments to these employees and to accelerate the vesting period of any stock options held by these employees. The total expense recognized for the agreements was $4,162, with $1,900 of this amount related to the acceleration of the vesting period of stock options.

     The Company also entered into a severance agreement which is contingent upon the Intermedia and Shared merger (See Note 1). The costs associated with this severance agreement, $5,329, has been deferred and will be recognized upon consummation of the said merger.

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

18.  BREAKOUT OF CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECT OF
ACQUISITIONS:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
Accounts receivable.........................................    $ 1,446    $   (86)   $(2,639)
Other current assets........................................     (4,492)       483        (52)
Other assets................................................       (421)        83         --
Deferred income taxes.......................................         --        560        (10)
Accounts payable............................................      5,604     (4,277)     2,208
Accrued expenses............................................      8,893      2,261       (556)
Advance billings............................................         43      1,203         68
Other liabilities...........................................        894        435         --
                                                                -------    -------    -------
  Total.....................................................    $11,967    $   662    $  (981)
                                                                =======    =======    =======

19.  INVESTMENT IN AFFILIATE:

     During December 1995, STC issued approximately $3,000 in voting preferred stock to third parties. The voting rights assigned to the preferred stock reduced the Company's voting interest in STC to approximately 42.7 percent, resulting in the Company's loss of voting control of STC. As a result of additional common stock issuance to third parties, partially offset by the Company's receiving 250 shares of STC Series B voting Convertible Preferred Stock, the Company's voting interest in STC was reduced to approximately 41.3 percent during 1996. Accordingly, STC has been accounted for on the equity method for 1996 and 1995.

     The summarized balance sheet of STC as of December 31, 1996 and 1995, and the related summarized statement of operations of STC for the years then ended, are as follows:

                                                                 1996       1995
                                                                -------    -------
Summarized balance sheet:
  Current assets............................................    $ 2,070    $ 5,824
  Telecommunications and office equipment, net..............      2,131      2,158
  Other assets..............................................     10,061      6,396
                                                                -------    -------
          Total assets......................................    $14,262    $14,378
                                                                =======    =======
  Current liabilities.......................................    $11,045    $ 7,676
  Note payable..............................................        360      1,600
                                                                -------    -------
          Total liabilities.................................     11,105      9,276
  Stockholders' equity......................................      2,857      5,102
                                                                -------    -------
          Total liabilities and stockholders' equity........    $14,262    $14,378
                                                                =======    =======
Summarized statement of operations:
  Revenues..................................................    $20,914    $13,613
  Gross margin..............................................      7,285      5,026
  Operating loss............................................      6,888      2,989
  Net loss..................................................      8,796      2,848

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

20.  SUBSEQUENT EVENT

     On March 10, 1998 the total amount of the outstanding obligation under the Credit Facility (Note 5) of $123,905 was paid in full by Intermedia. On this date Shared was released from any liens granted to the Lenders, the interest rate swap agreements entered into under the Credit Facility, and has no further obligation to the Lenders.