Form 10-Q
period 1998-03-31
INTERMEDIA COMMUNICATIONS INC
filed 1998-05-12
CIK 885067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------
                                    FORM 10-Q
                            -----------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998


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

                         Telephone Number (813) 829-0011
                -----------------------------------------------


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

As of May 1, 1998, there were 22,043,089 shares of the Registrant's Common Stock outstanding.


================================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Condensed Consolidated Statements of Operations -
                  Three-months ended March 31, 1998 and 1997 ...........     3

              Condensed Consolidated Balance Sheets - March
                  31, 1998 and December 31, 1997 .......................     4

              Condensed Consolidated Statements of Cash
                  Flows - Three-months ended March 31, 1998 and 1997 ...     5

              Notes to Condensed Consolidated Financial Statements......     6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................    10

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.........................................    18

ITEM 2.       CHANGES IN SECURITIES.....................................    18

ITEM 3.       DEFAULT UPON SENIOR SECURITIES............................    18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    18

ITEM 5.       OTHER INFORMATION.........................................    18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................    18

SIGNATURES    ..........................................................    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements




                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                 THREE MONTHS ENDED
                                                         MARCH 31, 1998       MARCH 31, 1997
                                                         --------------       --------------
Revenues:
     Local network services                               $     33,677         $      5,210
     Enhanced data services                                     36,537               11,320
     Interexchange services                                     44,751               25,537
     Integration services                                       21,821                1,871
                                                          ------------         ------------
                                                               136,786               43,938

 Expenses:
     Network operations                                         71,543               30,002
     Facilities administration and maintenance                  15,033                5,635
     Cost of goods sold                                         13,690                1,270
     Selling, general and administrative                        46,347               19,526
     Depreciation and amortization                              39,864                8,294
     Charge off of purchased in-process R&D                     85,000                   --
                                                          ------------         ------------
                                                               271,477               64,727
                                                          ------------         ------------
Loss from operations                                          (134,691)             (20,789)

Other income (expense):
     Interest expense                                          (49,301)             (11,089)
     Other income                                               10,729                4,474
                                                          ------------         ------------
Net loss                                                      (173,263)             (27,404)
Preferred stock dividends and accretions                       (18,594)              (3,375)
                                                          ------------         ------------
Net loss attributable to common stockholders              $   (191,857)        $    (30,779)
                                                          ============         ============

Basic and diluted loss per common share:
     Net loss per common share                            $     (10.87)        $      (1.89)
                                                          ============         ============

Weighted average number of shares outstanding               17,653,134           16,296,744
                                                          ============         ============




                            See accompanying notes.
                                       3

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                   MARCH 31, 1998   DECEMBER 31, 1997
                                                                                   --------------   -----------------
                                    ASSETS
Current Assets:
       Cash and cash equivalents                                                     $   335,260       $   756,923
       Restricted investments                                                              7,534             6,853
       Accounts receivable, less allowance for
         doubtful accounts of $6,044 in 1998 and $4,251 in 1997                          114,200            58,579
       Prepaid expenses and other current assets                                          18,281             6,122
                                                                                     -----------       -----------
Total current assets                                                                     475,275           828,477

       Telecommunications equipment                                                    1,120,706           545,380
         Less accumulated depreciation                                                  (107,918)          (81,534)
                                                                                     -----------       -----------
       Telecommunications equipment, net                                               1,012,788           463,846

       Intangible assets, net                                                            894,552           138,028
       Investment in Shared Technologies Fairchild Inc.                                       --           403,571
       Other assets                                                                       43,140            41,048
                                                                                     -----------       -----------
Total assets                                                                         $ 2,425,755       $ 1,874,970
                                                                                     ===========       ===========

 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
       Accounts payable                                                              $    87,337       $    53,630
       Accrued taxes                                                                      16,526             2,448
       Accrued interest                                                                   19,007             4,639
       Other accrued expenses                                                             32,885             5,792
       Advance billings                                                                   12,004             7,251
       Current portion of long-term debt                                                     775               601
       Current portion of capital lease obligations                                        7,667             6,870
                                                                                     -----------       -----------
Total current liabilities                                                                176,201            81,231

Long-term debt                                                                         1,292,813         1,224,455
Capital lease obligations                                                                440,297            20,417
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized in 1997; 345,710 and 334,420 shares
  issued and outstanding in 1998 and 1997, respectively                                  334,742           323,146
Series D junior convertible preferred stock and accrued dividends, $1.00 par
  value;  69,000 shares authorized, issued and outstanding in 1998 and 1997              169,936           169,722
Series E junior convertible preferred stock, $1.00 par value; 87,500 shares
  authorized;  80,000 shares issued and outstanding in 1998 and 1997                     196,759           196,008

Stockholders' equity (deficiency):
       Preferred stock, $1.00 par value;  460,000 and 1,211,000
         shares authorized in 1996 and 1997, respectively, no shares issued                   --                --
       Series C preferred stock, $1.00 par value;  40,000 shares authorized, no
         shares issued                                                                        --                --
       Common stock, $.01 par value;  50,000,000 shares authorized;
         20,546,482 and 17,445,300 shares issued and outstanding
         in 1998 and 1997, respectively                                                      205               175
       Additional paid-in capital                                                        390,565           244,114
       Accumulated deficit                                                              (567,863)         (376,006)
       Deferred compensation                                                              (7,900)           (8,292)
                                                                                     -----------       -----------
Total stockholders' equity (deficiency)                                                 (184,993)         (140,009)
                                                                                     -----------       -----------
Total liabilities, redeemable preferred stock and stockholders' equity
  (deficiency)                                                                       $ 2,425,755       $ 1,874,970
                                                                                     ===========       ===========



                            See accompanying notes.
                                       4

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE-MONTHS ENDED
                                                                          MARCH 31, 1998   MARCH 31, 1997
                                                                          --------------   --------------
OPERATING ACTIVITIES
     Net loss                                                                ($173,263)      ($ 27,404)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities
        Depreciation and amortization, including loan costs                     40,812           8,679
        Amortization of deferred compensation                                      392             472
        Accretion of interest on notes payable                                  18,502           5,916
        Imputed interest related to the Shared acquisition                       5,130              --
        Charge off of purchased in-process R&D                                  85,000              --
        Accretion of interest on capital lease obligations                       3,924              --
        Provision for doubtful accounts                                          2,731           1,269
        Changes in operating assets and liabilities:
            Accounts receivable                                                (14,745)         (3,877)
            Prepaid expenses and other current assets                           (2,391)            195
            Other assets                                                          (772)         (1,024)
            Accounts payable                                                     3,461         (12,638)
            Other accrued expenses                                              24,362          19,228
                                                                             ---------       ---------
Net cash used in operating activities                                           (6,857)         (9,184)

INVESTING ACTIVITIES
     Maturities of restricted investments                                         (681)           (430)
     Purchase of businesses, net of cash acquired                             (387,822)           (223)
     Maturities of short-term investments                                           --             199
     Purchases of telecommunications equipment                                 (76,917)        (33,110)
                                                                             ---------       ---------
Net cash used in investing activities                                         (465,420)        (33,564)

FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of
       issuance costs                                                               --         288,875
     Proceeds from issuance of long-term debt, net of issuance costs            48,493              --
     Exercise of stock warrants and options                                      3,913             130
     Principal payments on long-term debt and capital lease obligations         (1,792)             56
                                                                             ---------       ---------
Net cash provided by financing activities                                       50,614         289,061

Increase (decrease) in cash and cash equivalents                              (421,663)        246,313

Cash and cash equivalents at beginning of period                               756,923         189,546
                                                                             ---------       ---------

Cash and cash equivalents at end of period                                   $ 335,260       $ 435,859
                                                                             =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                $   2,664       $     135
Common stock issued as dividends on preferred stock                              5,973              --
Common stock issued in purchase of business                                    137,176              --
Assets purchased under capital lease obligations                               417,933              --
Preferred stock issued as dividends on preferred stock                          11,290              --
Accretion of preferred stock                                                       776              --


                            See accompanying notes.
                                       5

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1   Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K (the "Form 10-K") of Intermedia Communications Inc.
         ("Intermedia" or the Company") for the year ended December 31, 1997.

           Operating results for the three-month period ended March 31, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

         Recently Issued Accounting Standards

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 31, 1997, but is not required to be applied to interim financial statements in the initial year of its application. Management is currently assessing the impact of this Standard.

Note 2   Business Acquisitions

           On March 10 1998, the Company completed its acquisition of Shared Technologies Fairchild Inc. ("Shared"), a shared tenant communications services provider. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998, the effective date of the acquisition. Imputed interest of $5.1 million was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate cash consideration for the acquisition was approximately $769.3 million, including $62.3 million of certain transaction expenses and fees relating to certain agreements. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill. In conjunction with this allocation, the Company has engaged an independent valuation related to intangible assets acquired. Based on the preliminary valuation, the amount allocated to in-process research and development ($85 million) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The allocation of the purchase price to other assets and liabilities is tentative pending management's completion of the valuation of the purchased assets and liabilities.

           On March 31, 1998, the Company acquired LDS Communications Group ("LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial and will be included in the Company's consolidated statement of operations commencing on April 1, 1998. The balance sheet as of March 31, 1998 has been included in the Company's consolidated balance sheet as of March 31, 1998. Aggregate consideration for the acquisition was approximately $16.4 million in cash, plus 2,679,874 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), valued at approximately $137.2 million and the retirement of $15 million in LDS's long-term debt. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities.

           The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of DIGEX, Shared and LDS had occurred on January 1, 1997 These proforma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                          Three Months Ended March 31,
              (In thousands, except per share data)              1998       1997
                                                          -------------- -------------

              Revenue                                          $166,798   $126,035
              Net loss                                         (163,872)   (34,146)
              Net loss attributable to common stockholders     (182,466)   (38,597)
              Basic and diluted net loss per common share         (8.97)     (2.03)

           On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $63.1 million in cash, including the repayment of approximately $2.8 million in National debt and $.8 million in acquisition related costs incurred to date, plus 1,454,898 shares of Common Stock, valued at approximately $88.7 million.

Note 3   Long-Term Debt and Capital Lease Obligations

           In January 1998, the over-allotment option with respect to the 8.5% Senior Notes was exercised and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.8 million.

           As disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1997, the Company is party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

           In March 1998, the Company and Williams Communications, Inc. ("Williams") executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles of existing and planned network facilities. The capitalized asset, consisting of the Company's rights to use network facilities, including but not limited to, fiber, optronics/electronics, digital encoders/decoders, telephone lines and microwave facilities, in the amount of $417 million, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

           Future minimum payments under the capital leases at March 31, 1998 are as follows:

                           (IN THOUSANDS)                               WILLIAMS    ALL OTHERS      TOTAL
                                                                        --------    ----------      ------
               Nine Months ended December 31, 1998                      $ 17,648     $  7,777    $   25,425

               Twelve Months ended:
               1999                                                       35,295        9,478        44,773
               2000                                                       41,178        6,612        47,790
               2001                                                       47,060        2,203        49,263
               2002                                                       52,943        1,745        54,688
               2003                                                       52,943        1,776        54,719
               Thereafter                                                751,126        8,888       760,014
                                                                        --------     --------    ----------
                                                                         998,193       38,479     1,036,672
               Less amount representing interest                        (577,509)     (11,199)     (588,708)
                                                                        --------     --------    ----------
               Present value of future minimum lease payments            420,684       27,280       447,964
               Less current portion                                           --       (7,667)       (7,667)
                                                                        ========     ========    ==========
                                                                        $420,684     $ 19,613    $  440,297
                                                                        ========     ========    ==========

           Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

Note 4   Comprehensive Income

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Adoption of SFAS 130 had no impact on the Company as comprehensive income for the Company, as defined by SFAS 130, equals net income for the quarter ended March 31, 1998.

Note 5   Earnings Per Share
           The following table sets forth the computation of basic and diluted loss per common share (Dollars in thousands, except shares and per share amounts):

                                                                                      THREE MONTHS ENDED MARCH, 31
                                                                                         1998               1997
                                                                                     ------------       ------------
              Numerator:
               Net loss                                                              $   (173,263)      $    (27,404)
               Preferred stock dividends and accretions                                   (18,594)            (3,375)
                                                                                     ------------       ------------
               Numerator for basic loss per share - loss
                  attributable to common stockholders                                    (191,857)           (30,779)
               Effect of dilutive securities                                                   --                 --
                                                                                     ------------       ------------
               Numerator for diluted loss per share - income
                  attributable to common stockholders after assumed conversions      $   (191,857)      $    (30,779)
                                                                                     ============       ============

             Denominator:
               Denominator for basic loss per share --
                  weighted-average shares                                              17,653,134         16,296,744
               Effect of dilutive securities                                                   --                 --
                                                                                     ------------       ------------
               Denominator for diluted loss per share - adjusted
                  weighted-average shares and assumed conversions                      17,653,134         16,296,744
                                                                                     ============       ============

             Basic loss per common share                                             $     (10.87)      $      (1.89)
                                                                                     ============       ============

             Diluted loss per common share                                           $     (10.87)      $      (1.89)
                                                                                     ============       ============

           Unexercised options to purchase 2,796,777 and 2,382,112 shares of common stock for the quarter ended March 31, 1998 and 1997 respectively, and unexercised convertible preferred stock outstanding to yield 7,741,872 shares of common stock for the first quarter of 1998, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

Note 6   Contingencies

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

           The Company maintains interconnection agreements with incumbent local exchange carriers (ILECs) in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of internet service providers (ISPs) in each state. During 1997, the Company recognized revenue from these ILECS of approximately $10.2 million for these services. During the first quarter of 1998, the Company recognized an additional $5.4 million in revenue from these services. No payments were received as the ILECs are disputing the Company's right to bill for such services.

           Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. To date, twenty of twenty-one state commissions that have ruled on the issue found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A contrary ruling by an administrative law judge in Oklahoma is currently being appealed. A number of other state commissions currently have proceedings pending to consider this matter. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

Note 7   Subsequent Event

           On April 29, 1998, the Company announced that it has committed resources to plan and implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. In connection with the integration and realignment of the Company's businesses and operating structure, the Company expects to record a one-time restructuring charge later this year, the amount and timing of which is subject to the completion of a detailed restructuring program.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

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

  Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also utilizes the resale of ILEC local exchange services as a means of rapidly entering new markets and establishing customer relationships. These resale customers may later be migrated onto the Company's switches and network. The Company offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 433 NNIs and 150 data switches, Intermedia has established the most densely deployed frame relay switching network in the nation. The Company's nationwide interexchange network, which it is upgrading to provide ATM capability, carries both its data network traffic and its voice network traffic.

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

   From 1992 through 1995, the Company achieved positive EBITDA and increased its revenue base substantially. EBITDA consists of earnings before interest, income taxes, depreciation, amortization and one-time and certain non-recurring charges such as the charge for in-process R&D. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA was negative for 1997 and the first quarter of 1998. The Company expects EBITDA to be positive for 1998. The development of the Company's business and the expansion of its network and systems infrastructure have resulted in substantial capital expenditures and net losses during this period of its operations. Network operating costs, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses for the next several years. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

  On January 29, 1998, the Company announced a definitive multi-year agreement to become U S West Communication's ("US West") preferred interLATA data services provider. Under the term's of this preferred provider agreement, the Company will grant US West a license to utilize and market the Company's portfolio of enhanced data services.

  On March 10 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $769.3 million, including $62.3 million of certain transaction expenses and fees relating to certain agreements with the final payment made March 10, 1998 and funded with the Company's existing cash reserves in March 1998. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

  On March 31, 1998, the Company acquired LDS, a regional interexchange carrier. Aggregate consideration for the acquisition was approximately $16.4 million in cash, plus 2,679,874 shares of Common Stock, valued at approximately $137.2 million and the retirement of $15 million in LDS's long-term debt. The cash portion of the acquisition was funded with the Company's existing cash reserves in March 1998. . The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial and will be included in the Company's consolidated statement of operations commencing on April 1, 1998. The balance sheet as of March 31, 1998 has been included in the Company's consolidated balance sheet as of March 31, 1998.

  In March 1998, the Company and Williams Communications, Inc. ("Williams") executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles of existing and planned network facilities.

  On April 29, 1998, the Company announced that it has committed resources to plan and implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. In connection with the integration and realignment of the Company's businesses and operating structure, the Company expects to record a one-time restructuring charge later this year, the amount and timing of which is subject to the completion of a detailed restructuring program.

  On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $63.1 million in cash, including the repayment of approximately $2.8 million in National debt and $.8 million in acquisition related costs incurred to date, plus 1,454,898 shares of Common Stock, valued at approximately $88.7 million.

PLAN OF OPERATION

  In 1998, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $34 billion in 1997 in the Company's service territory. As a result of the Company's planned expansion in 1998, including the consummation of the acquisitions of Shared, LDS and National, the Company expects to be positioned to provide these services in markets with a total opportunity of more than $90 billion by the end of 1998.

  In order to develop its business more rapidly and efficiently utilize its capital resources, the Company plans to use the existing fiber optic infrastructure of other providers in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a Packet/Cell Switched Network. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, improve its EBITDA. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                            THREE MONTHS ENDED
                                                      MARCH 31, 1998  MARCH 31, 1997
                                                      --------------  --------------
                                                       (UNAUDITED)      (UNAUDITED)
Revenues:
     Local network services                                24.6%            11.8%
     Enhanced data services                                26.7             25.8
     Interexchange services                                32.7             58.1
     Integration services                                  16.0              4.3
                                                          -----            -----
                                                          100.0            100.0
Expenses:
     Network operations                                    52.3             68.3
     Facilities administration and maintenance             11.0             12.8
     Cost of goods sold                                    10.0              2.9
     Selling, general and administrative                   33.9             44.4
     Depreciation and amortization                         29.1             18.9
     Charge off of purchased in-process R&D                62.1               --
                                                          -----            -----
Loss from operations                                      (98.4)           (47.3)
Other income (expense):
     Interest expense                                     (36.0)           (25.2)
     Other income                                           7.8             10.2
                                                          -----            -----
Net loss                                                 (126.6)           (62.3)
     Preferred stock dividends and accretions             (13.6)            (7.7)
                                                          -----            -----
Net loss attributable to common stockholders             (140.2)%          (70.0)%
                                                          =====            =====

         The following table sets forth other statistical data derived from the Company's operating records:

                                                         MARCH 31, 1998      MARCH 31, 1997
                                                         --------------      --------------
Local and Long Distance Services: (1)
    Buildings connected (2)                                     4,071                1,157
    Voice switches in operation                                    19                    6
    Long distance billable minutes                        184,227,094           87,501,080
    Access line equivalents                                   220,587               17,385
    Access line equivalents per local switch (3)                4,928                1,510

Enhanced data services: (1)
    Data switches installed                                       150                  100
    Frame relay cities (4)                                      4,146                2,526
    Nodes in service (5)                                       22,789               12,447
    NNI connections                                               433                  293


Employees                                                       3,329                1,026

(1) Amounts reflected in the table are based upon information contained in the Company's operating records.

(2) Includes both on-net direct connections with Intermedia-owned fiber optic cable and on-net extended connections with leased circuits.
(3) Calculated by dividing the number of on-switch access line equivalents by the number of switches providing local service. Excludes access lines contributed by Shared.
(4) Represents the number of discrete postal cities to which enhanced data services are provided by the Company.
(5) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997:

         Revenue

         Total revenue increased 211% to $136.8 million for the first quarter of 1998 compared to $43.9 million for the same period in 1997. This increase was principally through the acquisitions of DIGEX and Shared, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market.

         Local network services revenue increased 546% to $33.7 million for the first quarter of 1998 compared to $5.2 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998 and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 203,202 since April 1, 1997, of which 111,600 are related to the acquisition of Shared. The Company has received CLEC certification in 37 states plus the District of Columbia as of the end of the first quarter of 1998. Local network services revenue will be positively impacted starting in the second quarter of 1998 by the acquisition of National which closed on April 30, 1998.

         Enhanced data services revenue increased 223% to $36.5 million for the first quarter of 1998 compared to $11.3 million for the same period in 1997. This increase was principally from the acquisition of DIGEX in July 1997 and the expansion of the Company's enhanced data network by 50 switches, 140 NNI connections and 10,342 new frame relay nodes since April 1, 1997. In addition, the number of frame relay cities has increased by 1,620 during the same time period. Enhanced data services revenue will be positively impacted starting in the second quarter of 1998 by the acquisition of LDS which closed on March 31, 1998.

         Interexchange services revenue increased 75% to $44.8 million for the first quarter of 1998 compared to $25.5 million for the same period in 1997. This increase was principally from the acquisition of Shared during the first quarter of 1998, strong growth in long distance switched revenue and steady growth in interLATA transport. Long distance billable minutes have increased to
184.2 million minutes for the first quarter of 1998 compared to 87.5 million minutes for the same period in 1997. Interexchange revenues will be negatively impacted by an estimated $2 million per month by the Company's decision to exit the low margin wholesale international long distance segment starting in the second quarter of 1998. Interexchange revenues will be positively impacted starting in the second quarter of 1998 by the acquisitions of LDS and National.

         Integration services revenue increased 1,066% to $21.8 million for the first quarter of 1998 compared to $1.9 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

         Operating Expenses

         Total operating expenses increased 319% to $271.5 million for the first quarter of 1998 compared to $64.8 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, increased expenditures to prepare for the expected increase in volume from the US West agreement, increased network operations expenditures related to increased traffic and increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions which are at or near capacity from an automation perspective. In addition, there has been significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Operating expenses will be impacted starting in the second quarter by the acquisition of both LDS and Shared.

         Network operations expenses increased 138% to $71.5 million for the first quarter of 1998 compared to $30.0 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997 and the acquisition of Shared in the first quarter of 1998. In addition, the Company has incurred increases in leased network capacity that is associated with the growth of local network service, enhanced data service and interexchange service revenues. The Williams agreement is expected to positively impact network operations expenses by eliminating certain backbone network leases that were accounted for as operating leases.

         Facilities administration and maintenance expenses increased 167% to $15.0 million for the first quarter of 1998 compared to $5.6 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997 and the acquisition of Shared in the first quarter of 1998. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the expected increase in volume on account of the US West agreement.

         Cost of Goods Sold increased 978% to $13.7 million for the first quarter of 1998 compared to $1.3 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

         Selling, general and administrative expenses increased 137% to $46.3 million for the first quarter of 1998 compared to $19.5 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997 and the acquisition of Shared in the first quarter of 1998. In addition, the increase was due to the Company's continued growth, the increase in costs to prepare for the US West agreement, and represented an increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training and increased commissions relating to the rise in revenues for these periods. These expenses were also negatively impacted from the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions which are at or near capacity from an automation perspective.

         Depreciation and amortization expenses increased 381% to $39.9 million for the first quarter of 1998 compared to $8.3 million for the same period in 1997. This increase was principally from additions to telecommunications equipment placed in service since April 1, 1997, relating to ongoing network expansion, as well as the DIGEX acquisition, the Shared acquisition and the LDS acquisition which contributed, based on preliminary estimates, approximately $113 million, $629 million and $141 million of goodwill, respectively. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network, depreciates the capital assets leased from Williams and amortizes goodwill associated with the businesses acquired.

         Charge for in-process Research & Development of $85 million represents the amount of purchased in-process research and development associated with the purchase of Shared. This cost was recorded as a one-time charge to earnings in the first quarter of 1998.

         Interest Expense

         Interest expense increased 345% to $49.3 million for the first quarter of 1998 compared to $11.1 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.3 billion of senior notes issued by the Company in 1997 and in January 1998, the non-cash imputed interest charge of $5.1 million related to the acquisition of Shared and the interest related to the capital lease with Williams. Included in 1998 interest expense is $18.5 million of debt discount amortization and $.9 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $2.0 million and $.8 million for the three months ended March 31, 1998 and 1997, respectively.

         Other Income

         Other income increased 140% to $10.7 million for the first quarter of 1998 compared to $4.5 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997 and the exercise of the over-allotment option with respect to the 8.5% Senior Notes in January 1998.

         Net Loss

         Net loss increased 532% to $173.3 million for the first quarter of 1998 compared to $27.4 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, and the acquisition of Shared in the first quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, and increased interest costs contributed to the increase.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 451% to $18.6 million for the first quarter of 1998 compared to $3.4 million for the same period in 1997. The increase was due to the issuance of the three series of preferred stock in March 1997, July 1997 and October 1997. Preferred stock dividends were paid in the form of Common Stock and Preferred Stock. No cash dividends are expected by management in the foreseeable future.

         EBITDA

         EBITDA increased 21.3% to $(9.8) million for the first quarter of 1998 compared to $(12.5) million for the same period in 1997. This increase was the result of the acquisition of Shared and the decrease in network operation expenses, facilities administration and maintenance expenses and selling, general and administrative expenses as a percentage of revenue in the first quarter of 1998 as compared to the same period in 1997.

Liquidity and Capital Resources

         The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $77 million and $33 million for the three months ended March 31, 1998 and 1997, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) continued development of the Company's enhanced data services. During the first quarter of 1998, the Company utilized approximately $367 million of its available cash to complete the Shared acquisition and approximately $31.5 million of its available cash to complete the LDS acquisition. In addition, the Company utilized approximately $63.1 million of its available cash to complete the acquisition of National in April 1998.

     The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock. All of these issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholder's equity on the Company's balance sheet at March 31, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

     The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of the Company's network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements, including the issuance of additional debt and/or equity securities.

     In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of March 31, 1998, the Company was certified as a CLEC in 37 states and the District of Columbia, allowing the Company to provide local exchange services in those markets, and is currently seeking CLEC certification in the remaining 13 states. In addition, the Company expects to expend capital for the further development of the Company's enhanced data service and interchange service offerings.

     A portion of the Company's expansion has occurred, and may continue to occur, by means of acquisitions. In July 1997, the Company acquired DIGEX, a leading nationwide business ISP. The aggregate cash consideration for the acquisition was approximately $160 million and was funded with the Company's then existing cash reserves. In March 1998, the Company acquired Shared. The total aggregate cash consideration for Shared was approximately $769 million, which was paid out in 1998 and 1997, including certain transaction expenses and fees relating to certain agreements. This amount includes repayment of $123.5 million of Shared's outstanding bank debt (including accrued interest and outstanding fees) in connection with the consummation of the acquisition. In March 1998, the Company completed its acquisition of LDS for a purchase price of approximately $169 million, of which approximately $137 million was paid in Common Stock and approximately $31.5 million was paid in cash, including the repayment of approximately $15 million of LDS debt.

     On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. The aggregate consideration for the acquisition was approximately $151.8 million, of which approximately $88.7 million was paid by delivering approximately 1.5 million shares of Common Stock and approximately $63.1 million was paid in cash, including the repayment of approximately $2.8 million in National debt and $.8 million in acquisition related costs incurred to date.

     The Company expects that it will be EBITDA positive for 1998 and that its 1998 capital requirements (estimated as approximately $400 million which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations, the bank credit facility discussed below and/or other offerings of the Company's debt securities. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in or by the Company and (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any thereof is necessary to successfully implement its strategic plans.

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

     Based on an assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed in timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

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

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $1.3 million in external personnel costs, and is being funded through operating cash flows. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other capital projects currently scheduled. The remaining expenses would not be expected to have a material effect on the results of operations. Through year-end 1997, the Company has incurred approximately $380,000 in expenses related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of plans for systems modifications and testing. For the first quarter of 1998, the Company has incurred approximately $250,000 on its ongoing Year 2000 project.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and will be funded on a case-by-case basis as they occur. During the first quarter of 1998 the Company has incurred approximately $25,000 related to systems review for two of the Company's acquisitions. Assessments relating to additional costs to be incurred for the Year 2000 project as it relates to the Company's acquisitions is expected to be completed in the second quarter of 1998.

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


The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Except as described below, the Company is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

         On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The cases have been dormant since August 1997 when a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. See Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 ITEM 2.  Changes in Securities

         On March 31, 1998, the Company acquired LDS for approximately $168.6 million including 2,679,874 shares of Common Stock (the "LDS Shares"), valued at approximately $137.2 million. The LDS Shares were issued by the Company to the former shareholders of LDS (the "LDS Shareholders"). The number of LDS Share payable to the LDS Shareholders was based upon the provisions in the Acquisition Agreement dated as of December 17, 1997 by and among the Company and the LDS Shareholders that set forth (i) the purchase price, (ii) the adjustments to be made to the purchase price, (iii) the portion of the purchase price to be paid by the issuance of Common Stock and (iv) that the Common Stock to be delivered to the LDS Shareholders shall be deemed to be valued at $51.1875 per share. The LDS Shares were transferred to the LDS Shareholders pursuant to an exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended. Prior to the issuance of the LDS Shares, the LDS Shareholders represented to the Company that: (i) they are acquiring the LDS Shares for their own account for investment and without any view to any distribution thereof;
(ii) they understand that they must bear the economic risk of their investment in the LDS Shares for an indefinite period of time; and (iii) they are aware of the Company's business affairs and financial condition and have acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the LDS Shares.

ITEM 3.  Defaults Upon Senior Securities
            None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
            None.

ITEM 5.  Other Information
            None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Number            Exhibit
         ------            -------

         2.1               Agreement and Plan of Merger dated as of February 11,
                           1998 among Intermedia, Sumter One Acquisition, Inc.,
                           Sumter Two Acquisition, Inc., National
                           Telecommunications of Florida, Inc., NTC, Inc. and the stockholders of National. Exhibit 2.4 to Intermedia's Form S-3 (No. 333-46369) filed with the
                           Securities and Exchange Commission (the "Commission") on February 13, 1998 is incorporated by reference.

         3.1 Restated Certificate of Incorporation of the Company, together with all amendments thereto. Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                           Quarter ended September 30, 1997 is incorporated herein by reference.

         3.2 By-laws of the Company, together with all amendments thereto. Exhibit 3.2 to the Company's Registration
                           Statement on Form S-1 (No. 33-64053) is incorporated herein by reference.

         27                Financial Data Schedule (For SEC Use Only)

(b)   Reports on Form 8-K


      The following reports on Form 8-K were filed during the first quarter of 1998:

         The Company filed a Current Report on Form 8-K, dated January 16, 1998, reporting under Item 5 the exercise of the over-allotment option related to its private placement of 8 1/2% Senior Notes on December 23, 1997. The Company also reported under Item 7 the filing of pro forma financial statements which give effect to certain recent and pending acquisitions and recently completed financings as an exhibit to this report.

         The Company filed a Current Report on Form 8-K, dated February 11, 1998, reporting under Item 5 the issuance of a press release announcing the execution of a definitive agreement to purchase National.

         The Company filed a Current Report on Form 8-K, dated March 10, 1998, reporting under Item 2 the merger of Moonlight Acquisition Corp. ("Moonlight"), a wholly owned subsidiary of Intermedia with and into Shared as the final step in its acquisition of Shared. Intermedia filed Amendment No. 1 to the Current Report on From 8-K, dated March 10, 1998, to report under Item 2 the merger of Moonlight with and into Shared as the final step in its acquisition of Shared. The unaudited pro forma condensed consolidated financial statements were filed as an exhibit to this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 4, 1998

                             INTERMEDIA COMMUNICATIONS INC.
                                        (Registrant)




                             /s/ Robert M. Manning
                             --------------------------------------------------
                             Robert M. Manning
                             Senior Vice President and Chief Financial Officer




                             /s/ Jeanne M. Walters
                             --------------------------------------------------
                             Jeanne M. Walters
                             Controller and Chief Accounting Officer