Form 10-Q
period 1998-06-30
INTERMEDIA COMMUNICATIONS INC
filed 1998-08-07
CIK 885067

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   -------------------------------------------
                                    FORM 10-Q
                   -------------------------------------------


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                            EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998


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

                          Yes  X                             No
                              ---                               ----

As of August 3, 1998, there were 47,343,812 shares of the Registrant's Common Stock outstanding.


===============================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                                                           PAGE NO.
ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED):
                       Condensed Consolidated Statements of Operations - Three and six months ended
                          June 30, 1998 and 1997.............................................................  3

                      Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997............  4

                      Condensed Consolidated Statements of Cash Flows - Six months ended June 30,
                          1998 and 1997 .....................................................................  5

                      Notes to Condensed Consolidated Financial Statements...................................  6

    ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS................................................ 11

PART II.  OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS...................................................................... 24

ITEM 2.               CHANGES IN SECURITIES.................................................................. 24

ITEM 3.               DEFAULT UPON SENIOR SECURITIES......................................................... 24

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 24

ITEM 5.               OTHER INFORMATION...................................................................... 25

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K....................................................... 25

SIGNATURES          ......................................................................................... 27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                         INTERMEDIA COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except share information)




                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
                                                    -------------   --------------  -------------   --------------
Revenues:
    Local network services                          $     38,193    $      8,433    $     71,869    $     13,642
    Enhanced data services                                42,668          12,667          79,205          23,988
    Interexchange services                                82,747          27,703         127,498          53,240
    Integration services                                  26,622           1,329          48,443           3,200
                                                    ------------    ------------    ------------    ------------
                                                         190,230          50,132         327,015          94,070

 Expenses:
    Network operations                                    88,015          37,261         159,557          67,263
    Facilities administration and maintenance             18,536           5,790          33,568          11,424
    Cost of goods sold                                    17,218             764          30,909           2,034
    Selling, general and administrative                   56,402          20,452         102,747          39,978
    Depreciation and amortization                         49,302           9,879          89,166          18,174
    Charge off of purchased in-process R&D                    --              --          85,000              --
    Business restructuring, integration and other
      charges                                             52,551              --          52,551              --
                                                    ------------    ------------    ------------    ------------
                                                         282,024          74,146         553,498         138,873
                                                    ------------    ------------    ------------    ------------
Loss from operations                                     (91,794)        (24,014)       (226,483)        (44,803)

Other income (expense):
    Interest expense                                     (47,858)        (11,117)        (97,159)        (22,206)
    Other income                                           6,040           5,482          16,770           9,956
                                                    ------------    ------------    ------------    ------------
Net loss                                                (133,612)        (29,649)       (306,872)        (57,053)
Preferred stock dividends and accretions                 (18,876)         (9,848)        (37,471)        (13,223)
                                                    ------------    ------------    ------------    ------------
Net loss attributable to common stockholders        $   (152,488)   $    (39,497)   $   (344,343)   $    (70,276)
                                                    ============    ============    ============    ============

Basic and diluted net loss per common share         $      (3.52)   $      (1.19)   $      (8.75)   $      (2.15)
                                                    ============    ============    ============    ============

Weighted average number of shares outstanding         43,300,889      33,056,966      39,373,704      32,694,576
                                                    ============    ============    ============    ============

                            See accompanying notes.
                                       3

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except share information)


                                                                                  JUNE 30, 1998   DECEMBER 31, 1997
                                                                                  -------------   ----------------
                                     ASSETS
Current Assets:
       Cash and cash equivalents                                                  $   569,203        $   756,923
       Restricted investments                                                           8,339              6,853
       Accounts receivable, less allowance for
         doubtful accounts of $18,391 in 1998 and $4,251 in 1997                      132,818             58,579
       Prepaid expenses and other current assets                                       19,877              6,122
                                                                                  -----------        -----------
Total current assets                                                                  730,237            828,477

       Telecommunications equipment                                                 1,246,879            545,380
         Less accumulated depreciation                                               (140,207)           (81,534)
                                                                                  -----------        -----------
       Telecommunications equipment, net                                            1,106,672            463,846

       Intangible assets, net                                                       1,039,414            138,028
       Investment in Shared Technologies Fairchild Inc.                                    --            403,571
       Other assets                                                                    53,892             41,048
                                                                                  -----------        -----------
Total assets                                                                      $ 2,930,215        $ 1,874,970
                                                                                  ===========        ===========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)
Current liabilities:
       Accounts payable                                                           $    86,668        $    53,630
       Other accrued expenses                                                         107,751             20,130
       Current portion of long-term debt and capital lease obligations                  9,355              7,471
                                                                                  -----------        -----------
Total current liabilities                                                             203,774             81,231

Long-term debt and capital lease obligations                                        2,252,473          1,244,872
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;  600,000 shares authorized in 1997;  357,371 and 334,420 shares
  issued and outstanding in 1998 and 1997, respectively                               346,654            323,146
Series D junior convertible preferred stock and accrued dividends, $1.00 par
  value;  69,000 shares authorized, issued and outstanding in 1998 and 1997           170,135            169,722
Series E junior convertible preferred stock, $1.00 par value; 87,500 shares
  authorized;  80,000 shares issued and outstanding in 1998 and 1997                  197,003            196,008

Stockholders' equity (deficiency):
       Preferred stock, $1.00 par value;  460,000 and 1,211,000 shares
         authorized in 1997 and 1998, respectively, no shares issued                       --                 --
       Series C preferred stock, $1.00 par value;  40,000 shares authorized, no
         shares issued                                                                     --                 --
       Common stock, $.005 par value;  150,000,000 shares authorized;
         44,392,120 and 34,890,600 shares issued and outstanding
         in 1998 and 1997, respectively                                                   222                175
       Additional paid-in capital                                                     487,785            244,114
       Accumulated deficit                                                           (720,349)          (376,006)
       Deferred compensation                                                           (7,482)            (8,292)
                                                                                  -----------        -----------
Total stockholders' equity (deficiency)                                              (239,824)          (140,009)
                                                                                  -----------        -----------
Total liabilities, redeemable preferred stock and stockholders' equity
  (deficiency)                                                                    $ 2,930,215        $ 1,874,970
                                                                                  ===========        ===========




                            See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                SIX MONTHS ENDED
                                                                        JUNE 30, 1998    JUNE 30, 1997
                                                                        -------------    -------------
Operating activities
    Net loss                                                             $(306,872)        $ (57,053)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                       91,178            18,943
        Amortization of deferred compensation                                  810               722
        Non cash items included in business restructuring,
              integration and other charges                                 11,883                --
        Accretion of interest on notes payable and capital leases           40,902            11,833
        Imputed interest related to the business acquisitions                6,164                --
        Charge off of purchased in-process R&D                              85,000                --
        Provision for doubtful accounts                                      6,884             2,947
        Changes in operating assets and liabilities:
           Accounts receivable                                             (27,908)          (10,510)
           Prepaid expenses and other current assets                        (4,058)           (1,057)
           Other assets                                                     (1,293)           (1,000)
           Accounts payable                                                 (4,612)           (2,095)
           Accrued expenses                                                 38,504             4,041
                                                                         ---------         ---------
Net cash used in operating activities                                      (63,418)          (33,229)

Investing activities
    Purchases of restricted investments                                       (677)               --
    Maturities of restricted investments                                        --             9,989
    Purchase of businesses, net of cash acquired                          (463,817)             (165)
    Maturities of short-term investments                                        --               397
    Purchases of telecommunications equipment                             (198,798)         (107,022)
                                                                         ---------         ---------
Net cash used in investing activities                                     (663,292)          (96,801)

Financing activities
    Proceeds from sale of preferred stock, net of
      issuance costs                                                            --           288,164
    Proceeds from issuance of long-term debt, net of issuance costs        537,303                --
    Exercise of stock warrants and options                                   5,798               247
    Principal payments on long-term debt and capital lease obligations      (4,111)              (64)
                                                                         ---------         ---------
Net cash provided by financing activities                                  538,990           288,347

Increase (decrease) in cash and cash equivalents                          (187,720)          158,317

Cash and cash equivalents at beginning of period                           756,923           189,546
                                                                         ---------         ---------

Cash and cash equivalents at end of period                               $ 569,203         $ 347,863
                                                                         =========         =========

Supplemental disclosures of cash flow information
Interest paid                                                            $  15,173         $  11,181
Common stock issued as dividends on preferred stock                         12,493                --
Common stock issued in purchase of business                                225,925                --
Assets purchased under capital lease obligations                           422,051                --
Preferred stock issued as dividends on preferred stock                      22,954            12,938
Accretion of preferred stock                                                 1,466               210

                            See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Note 1   Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K (the "Form 10-K") of Intermedia Communications Inc. ("Intermedia" or the "Company") for the year ended December 31, 1997.

           Operating results for the three and six month periods ended June 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

         Stock Split

           All share and per share information presented herein and in the Company's Condensed Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of the Company's common stock on June 15, 1998, paid in the form of a stock dividend, to holders of record on June 1, 1998.

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

Note 2   Business Acquisitions

           On March 10 1998, the Company completed its acquisition of Shared Technologies Fairchild Inc. ("Shared"), a shared tenant communications services provider. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. Imputed interest of $5.1 million was recorded based on the cash consideration paid after January 1, 1998, and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $578.2 million in cash, plus the retirement of $175.6 million in Shared's long-term debt, and acquisition related expenses of $16.7 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill. In conjunction with this allocation, the Company has engaged an independent valuation related to intangible assets acquired. Based on the preliminary valuation, the amount allocated to in-process research and development ($85.0 million) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The allocation of the purchase price to other assets and liabilities is tentative pending management's completion of the valuation of the purchased assets and liabilities.

           On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock, par value $.005 per share (the "Common Stock"), valued at approximately $137.2 million, the retirement of $15.0 million in LDS's long-term debt, and acquisition related expenses of $2.2 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities.

           On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $59.4 million in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities.

           The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of DIGEX , Incorporated ("DIGEX"), Shared, LDS, and National had occurred at the beginning of the respective periods. These proforma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                                                     Six Months Ended June 30,
                 (In thousands, except per share data)                              1998                 1997
                                                                                --------------      --------------

                 Revenue                                                         $  374,924            $297,150
                 Net loss                                                          (297,880)            (67,442)
                 Net loss attributable to common stockholders                      (335,351)            (82,964)
                 Basic and diluted net loss per common share                          (8.52)              (2.03)


Note 3   Business Restructuring and Integration Program

            During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one Integrated Communications Provider ("ICP"). The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools including the elimination of headcount and related costs; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs.

            The following table sets forth the significant components and activity in the restructuring program reserve at June 30, 1998:

                                   Businesses
                                   Exited and       Integration
                                    Contract         and Other
                                  Termination      Restructuring
               (In thousands)        Costs            Costs           Total
                                ----------------- ---------------    ------
Provisions recorded               $26,801             $10,073        $36,874
Payments and other
adjustments                         9,424               1,846         11,270
                                  -------             -------        -------
Balance in accrual at
June 30, 1998                     $17,377             $ 8,227        $25,604
                                  =======             =======        =======

            Charges recorded during the second quarter related to businesses exited include approximately $2.7 million of telecommunications equipment that will have no residual value upon exit of a business. Such charges also include approximately $9.2 million of accounts receivable that originated under certain contracts and became uncollectible as a direct result of exiting a business.

            As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred in the second quarter. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred. The following table sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the second quarter of 1998:


                      ACTIVITY DESCRIPTION (IN THOUSANDS)                      AMOUNT
                      --------------------------------------------------      -------
                      Businesses exited                                       $ 1,262
                      Integration and other restructuring expenses             14,415
                                                                              -------
                                                                              $15,677
                                                                              =======

Note 4   Long-Term Debt

           In January 1998, the over-allotment option with respect to the December 1997 issuance of the Company's 8.5% Senior Notes due 2008 (the "8.5% Senior Notes") was exercised and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

           On May 27, 1998, the Company sold $450 million principal amount of 8.6% Senior Notes due 2008 (the "8.6% Senior Notes") in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50 million principal amount. Net proceeds to the Company, including the over allotment, amounted to approximately $488.9 million. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1998. The 8.6% Senior Notes are redeemable at the option of the Company at any time prior to June 1, 2003, in whole or in part, at the Make-Whole Price (the greater of the sum of the principal amount plus the present value of the principal, premium, and interest with respect to such Notes as of June 1, 2003, and the redemption price of such Notes on June 1, 2003), plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture setting forth the terms of such notes), if any, thereon to the redemption date. On or after June 1, 2003, the Notes are subject to redemption by the Company, at rates commencing at 104.3%, declining to 100% on June 1, 2006. In addition, at the option of the Company, up to 25% of the aggregate principal amount of the Notes originally issued may be redeemed at any time prior to June 1, 2001 at a redemption price of 108.6% of the principal amount thereof plus accrued and unpaid interest and Liquidation Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Qualified Equity Offerings (as defined in the indenture setting forth the terms of such notes); provided, however that at least 75% in aggregate principal remains outstanding following any such redemption and, provided further, that such redemption occurs within 90 days of the date of the closing of such offering.

Note 5   Capital Lease Obligations

           As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

           In March 1998, the Company and Williams Communications, Inc. ("Williams") executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of the Company's rights to use network facilities, including but not limited to, fiber, optronics/electronics, digital encoders/decoders, telephone lines and microwave facilities, in the amount of $418.0 million, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

           Future minimum payments (in thousands) under the Williams capital lease at June 30, 1998, are as follows:

               Six Months ended December 31, 1998                    $    11,765
               Twelve Months ended:
               1999                                                       32,354
               2000                                                       39,707
               2001                                                       45,590
               2002                                                       51,472
               2003                                                       52,943
               Thereafter                                                754,434
                                                                     -----------
                                                                         988,265
               Less amount representing interest                        (567,581)
                                                                     -----------
               Present value of future minimum lease payments        $   420,684
                                                                     ===========

           Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

Note 6   Comprehensive Income

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Adoption of SFAS 130 had no impact on the Company as comprehensive income for the Company, as defined by SFAS 130, equals net income for the quarter ended June 30, 1998.

Note 7   Earnings Per Share

           The following table sets forth the computation of basic and diluted loss per common share (Dollars in thousands, except shares and per share amounts):

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  ------------    -----------     -----------     ------------
                                                      1998             1997           1998            1997
                                                  ------------    ------------    -----------     ------------
  Numerator:
  Net loss                                        $   (133,612)   $    (29,649)   $   (306,872)   $    (57,053)
  Preferred stock dividends and accretions             (18,876)         (9,848)        (37,471)        (13,223)
                                                  ------------    ------------    ------------    ------------
  Numerator for basic loss per share - loss
     attributable to common stockholders              (152,488)        (39,497)       (344,343)        (70,276)
  Effect of dilutive securities                             --              --              --              --
                                                  ------------    ------------    ------------    ------------
  Numerator for diluted loss per share - income       (152,488)        (39,497)       (344,343)   $    (70,276)
     attributable to common stockholders after
     assumed conversions
Denominator:
  Denominator for basic loss per share -
     weighted-average shares                        43,300,889      33,056,966      39,373,704      32,694,576
  Effect of dilutive securities                             --              --              --              --
                                                   -----------    ------------    ------------    ------------
  Denominator for diluted loss per share-
    adjusted weighted-average shares                43,300,889      33,056,966      39,373,704      32,694,576
                                                   ===========    ============    ============    ============

  Basic loss per common share                      $     (3.52)   $      (1.19)   $      (8.75)   $      (2.15)
                                                   ===========    ============    ============    ============

  Diluted loss per common share                    $     (3.52)   $      (1.19)   $      (8.75)   $      (2.15)
                                                   ===========    ============    ============    ============

             Unexercised options to purchase 5,597,258 and 4,405,470 shares of common stock for the three and six months ended June 30, 1998 and 1997, respectively, and outstanding convertible preferred stock, convertible into 15,483,745 shares of common stock for the three and six months ended June 30, 1998, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

Note 8   Contingencies

           On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the Complaints), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the Directors of DIGEX (the DIGEX Directors). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia (the Merger) and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought a preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX, and the DIGEX Directors. The action has been dormant since that time.

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

           The Company maintains interconnection agreements with incumbent local exchange carriers (ILECs) in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of internet service providers (ISPs) in each state. During 1997, the Company recognized revenue from these ILECS of approximately $10.1 million for these services. During the first half of 1998, the Company recognized an additional $13.4 million in revenue from these services. No payments were received as the ILECs are disputing the Company's right to bill for such services.

           Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. To date, twenty of twenty state commissions that have ruled on the issue found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

Note 9   Subsequent Events

            During July and August 1998, the Company exchanged (a) approximately
         2.029 million shares of its common stock for approximately 1.487 million Depository Shares (each representing 1/100th interest in its 7% Series D Junior Convertible Preferred Stock) and (b) approximately 665,000 shares of its common stock for approximately 710,000 Depository Shares (each representing a 1/100th interest in its 7% Series E Junior Convertible Preferred Stock), pursuant to exchange agreements with certain holders of such Depository Shares.

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

OVERVIEW

    Intermedia has experienced continuous revenue growth since its inception in 1986. Since 1992, the Company has experienced an accelerated rate of revenue growth. Building from its original base in Florida, Intermedia now provides integrated telecommunications services nationally with a focus on customers who have a substantial presence in the eastern United States. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and dramatically increased its customer base.

    Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also utilizes the resale of ILEC local exchange services as a means of rapidly entering new markets and establishing customer relationships. These resale customers may later be migrated onto the Company's switches and network. The Company offers enhanced data services to its customers on an extensive inter-city network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 553 network to network interfaces ("NNIs") and 153 data switches, Intermedia has established one of the most densely deployed frame relay switching network in the nation. The Company's nationwide interexchange network, which it is upgrading to provide asynchronous transfer mode ("ATM") capability, carries both its data network traffic and its voice network traffic.

    At its inception, Intermedia provided special access and private line services to interexchange carriers ("IXCs"). In 1988, Intermedia was the first telecommunications provider in Florida to begin providing special access and private line services to business customers. In 1991, Intermedia began offering specialized integration services such as construction of campus local area networks ("LANs"), and in 1992, Intermedia introduced its first enhanced data services based on frame relay technology, providing flexible capacity and highly reliable end-to-end data service. The Company began offering interexchange long distance service in December 1994, Internet services in 1995, local exchange services in 1996 and integrated voice/data services via Single-T(sm) in 1997. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, expand its base of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenue, because of Intermedia's ability to offer such customers integrated, cost-effective telecommunications solutions. The Company believes that during the first few years of local exchange competition, some IXCs may enter the local exchange market by becoming resellers of the Company's local services. If the IXCs pursue a resale strategy, the amount of revenue the Company realizes from carriers may increase during this period, although the Company does not depend on these IXC resale revenues to satisfy its business plan.

    From 1992 through 1995, the Company achieved positive EBITDA and increased its revenue base substantially. EBITDA consists of earnings (loss) before interest expense, interest and other income, income taxes, depreciation, amortization, charge for in-process R&D and business integration, restructuring and other costs associated with the Program (as defined). EBITDA is presented since it is a measure commonly used in the telecommunications industry to measure operating performance, asset value, and financial leverage. It is presented to enhance the reader's understanding of the Company's operating results and is not intended to present cash flows for the periods presented. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA was negative for 1996 and 1997. The Company expects EBITDA to be positive for the full year of 1998. However, network operating costs, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses for the next several years. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA of the Company in the near term. The Company anticipates that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

    In January 1998, the over-allotment option with respect to the Company's 8.5% Senior Notes due 2008 (December 23, 1997 issuance) was exercised and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

    On January 29, 1998, the Company announced a definitive multi-year agreement to become U S West Communications' ("US West") preferred interLATA data services provider. Under the terms of this preferred provider agreement, the Company will grant US West a license to utilize and market the Company's portfolio of enhanced data services.

    On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $770.5 million, including $62.3 million of transaction expenses and fees relating to certain agreements, with the final payment made March 10, 1998, and funded with the Company's existing cash reserves in March 1998. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

    On March 31, 1998, the Company acquired LDS, a regional interexchange carrier. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock, valued at approximately $137.2 million, the retirement of $15 million in LDS's long-term debt, and acquisition related expenses of $2.2 million. The cash portion of the acquisition was funded with the Company's existing cash reserves in March 1998. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998.

    In March 1998, the Company and Williams executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles.

    On April 29, 1998, the Company announced that it had committed resources to plan and implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one Integrated Communications Provider ("ICP"). The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools including the elimination of headcount and related costs; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs.

    The Company recorded a restructuring charge during the second quarter of approximately $36.9 million, and expensed other business restructuring and integration costs associated with the Program that were incurred in the second quarter of approximately $15.7 million. Management anticipates that all activities included in the Program will be completed by the end of 1999, and the Company anticipates incurring additional related business integration and restructuring costs through the end of that period, which will be excluded from the calculation of EBITDA.

    On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.4 million in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. The cash portion of the acquisition was funded with the Company's existing cash reserves in April 1998. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998.

    On May 19, 1998, the Company entered into a two-part agreement with Ameritech Communications International ("Ameritech") for the mutual provisioning of national data services. First, the Company and Ameritech have established a teaming arrangement which will enable the Company to offer jointly-provided services to customers on a nationwide basis. Second, the Company will be Ameritech's vendor of choice for certain out of region interLATA frame relay and ATM services.

    On May 27, 1998, the Company sold $450.0 million principal amount of its 8.6% Senior Notes due 2008 in a private placement transaction. Subsequently, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50 million principal amount. Net proceeds to the Company, including the over allotment, amounted to approximately $488.9 million. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1998. The 8.6% Senior Notes are redeemable at the option of the Company at any time prior to June 1, 2003, in whole or in part, at the Make-Whole Price (the greater of the sum of the principal amount plus the present value of the principal, premium, and interest with respect to such Notes as of June 1, 2003, and the redemption price of such Notes on June 1, 2003), plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the redemption date. On or after June 1, 2003, the Notes are subject to redemption by the Company, at rates commencing at 104.3%, declining to 100% on June 1, 2006. In addition, at the option of the Company, up to 25% of the aggregate principal amount of the Notes originally issued may be redeemed at any time prior to June 1, 2001 at a redemption price of 108.6% of the principal amount thereof plus accrued and unpaid interest and Liquidation Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Qualified Equity Offerings; provided, however that at least 75% in aggregate principal remains outstanding following any such redemption and, provided further, that such redemption occurs within 90 days of the date of the closing of such offering.
                                       13

    On August 4, 1998, the Company commenced a private placement of $200 million liquidation preference of Depository Shares (each having a 1/100th interest in its Series F Junior Convertible Preferred Stock, liquidation preference $2,500 per share), pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds from the offering of the Depository Shares will be used to finance the continued expansion of the Company's telecommunications networks and for general corporate purposes. However, there can be no assurance that the placement of securities will be successful.

PLAN OF OPERATION

    In 1998, the Company believes that its growth will be balanced among its enhanced data, local exchange, and interexchange services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services was approximately $34 billion in 1997 in the Company's service territory. As a result of the Company's planned expansion in 1998, including the consummation of the acquisitions of Shared, LDS and National, the Company expects to be positioned to provide these services in markets with a total opportunity of more than $90 billion by the end of 1998.

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

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      1998          1997                  1998        1997
                                                      ----          ----                  ----        ----

Revenues:
     Local network services                            20.1%        16.8%                 22.0%       14.5%
     Enhanced data services                            22.4         25.3                  24.2        25.5
     Interexchange services                            43.5         55.3                  39.0        56.6
     Integration services                              14.0          2.6                  14.8         3.4
                                                      -----        -----                 -----       -----
                                                      100.0        100.0                 100.0       100.0
Expenses:
     Network operations                                46.3         74.3                  48.8        71.5
     Facilities administration and maintenance          9.7         11.5                  10.3        12.1
     Cost of goods sold                                 9.1          1.5                   9.5         2.2
     Selling, general and administrative               29.6         40.8                  31.4        42.5
     Depreciation and amortization                     25.9         19.7                  27.3        19.3
     Charge off of purchased in-process R&D              --           --                  26.0          --
     Business restructuring and integration            27.6           --                  16.1          --
                                                      -----        -----                 -----       -----
Loss from operations                                  (48.2)       (47.8)                (69.4)      (47.6)
Other income (expense):
     Interest expense                                 (25.2)       (22.2)                (29.7)      (23.6)
     Other income                                       3.2         10.9                   5.1        10.6
                                                      -----        -----                 -----       -----
Net loss                                              (70.2)      (59.1)                 (94.0)      (60.6)
     Preferred stock dividends and accretions          (9.9)      (19.6)                 (11.5)      (14.1)
                                                      -----       -----                  -----       -----
Net loss attributable to common stockholders          (80.1)%     (78.7)%               (105.5)%     (74.7)%
                                                      =====       =====                  =====       =====

The following table sets forth other statistical data derived from the Company's operating records:

                                                                             JUNE 30,  1998         JUNE 30, 1997
                                                                             --------------         -------------
Local and Long Distance Services: (1)
    Buildings connected (2)                                                         4,309                  1,680
    Voice switches in operation                                                        21                     12
    Long distance billable minutes (6)                                        551,145,010            101,538,231
    Access line equivalents                                                       280,144                 30,733
    Access line equivalents per local switch (3)                                    6,180                  1,143

Enhanced data services: (1)
    Data switches installed                                                           153                    111
    Frame relay cities (4)                                                          4,320                  2,720
    Nodes in service (5)                                                           27,123                 15,096
    NNI connections                                                                   553                    321

Employees                                                                           3,597                  1,143


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

(6) Amount represents billable minutes for the three months ended June 30, 1998.


Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997:

         Revenue

         Total revenue increased 279.5% to $190.2 million for the second quarter of 1998 compared to $50.1 million for the same period in 1997. This increase was principally the result of the acquisitions of DIGEX, Shared, LDS, and National. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company expects revenue growth to continue, with increased emphasis on sales of key services such as enhanced data and local service and the integration of the recent acquisitions and further development of cross-selling programs.

         Local network services revenue increased 352.9% to $38.2 million for the second quarter of 1998 compared to $8.4 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 249,411 from July 1, 1997 through the end of the second quarter of 1998. The Company was certified as a CLEC in 37 states and the District of Columbia as of the end of the second quarter of 1998.

         Enhanced data services revenue increased 236.8% to $42.7 million for the second quarter of 1998 compared to $12.7 million for the same period in 1997. This increase was principally due to the acquisition of DIGEX in the second half of 1997, the acquisition of LDS during the first quarter of 1998, and the expansion of the Company's enhanced data network by 42 switches, 232 NNI connections, and 12,027 new frame relay nodes from July 1, 1997 through the end of the second quarter of 1998. In addition, the number of frame relay cities increased by 1,600 during the same time period.

         Interexchange services revenue increased 198.7% to $82.7 million for the second quarter of 1998 compared to $27.7 million for the same period in 1997. This increase resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998, the acquisition of National during the second quarter of 1998, strong growth in long distance switched revenue, and steady growth in interLATA transport. Interexchange revenues were negatively impacted during the second quarter of 1998 by the Company's decision to exit the low margin wholesale international long distance segment. Long distance billable minutes increased to 551.1 million for the second quarter of 1998 compared to 101.5 million for the same period in 1997. Interexchange revenues are expected to be negatively impacted by an estimated $3 million to $5 million during the third quarter of 1998 as this exit strategy is further implemented.

         Integration services revenue increased 1,903.2% to $26.6 million for the second quarter of 1998 compared to $1.3 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

         Operating Expenses

         Total operating expenses increased 280.4% to $282 million for the second quarter of 1998 compared to $74.1 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS during the first quarter of 1998, and the acquisition of National during the second quarter of 1998. The Company has recorded approximately $52.6 million for the execution of the business restructuring and integration program, has increased expenditures for significant expansion of the Company's owned and leased networks, and has continued expansion in personnel to sustain and support the Company's growth.

         Network operations expenses increased 136.2% to $88 million for the second quarter of 1998 compared to $37.3 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. The Williams agreement positively impacted network operations expenses during 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases.

         Facilities administration and maintenance expenses increased 220.1% to $18.5 million for the second quarter of 1998 compared to $5.8 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The increase also resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in volume relating to the US West and Ameritech agreements.

         Cost of Goods Sold increased 2,153.7% to $17.2 million for the second quarter of 1998 compared to $.8 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

         Selling, general and administrative expenses increased 175.8% to $56.4 million for the second quarter of 1998 compared to $20.5 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has experienced continued personnel growth, represented by an increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training, and increased commissions relating to the rise in revenues for these periods. These expenses were also negatively impacted by the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions, which are at or near capacity from an automation perspective.

         Depreciation and amortization expenses increased 399.1% to $49.3 million for the second quarter of 1998 compared to $9.9 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since July 1, 1997 relating to ongoing network expansion, as well as the acquisitions of DIGEX, Shared, LDS, and National which contributed, based on preliminary estimates, approximately $113.3 million, $640.6 million, $142.8, and $147.7 million of goodwill, respectively. Additional depreciation charges resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes goodwill associated with the businesses acquired.

         Business restructuring and integration expense of approximately $52.6 million was recorded by the Company during the second quarter of 1998. The restructuring charge of $36.9 million is comprised of businesses exited and contract termination costs of approximately $26.8 million and integration, and other restructuring costs of approximately $10.1 million. In addition, the Company expensed approximately $15.7 million, including businesses exited and integration and other restructuring costs, that were incurred in the second quarter. Such costs were comprised primarily of network integration, information systems integration costs, and costs associated with positions scheduled to be eliminated by the second quarter of 1999. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the second quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period.

         Interest Expense

         Interest expense increased 330.5% to $47.9 million for the second quarter of 1998 compared to $11.1 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.8 billion of senior notes issued by the Company in 1997, January 1998, and May 1998, plus the non-cash imputed interest charges of $1.0 million related to the acquisition of National during the second quarter of 1998. In addition, the Company recorded interest expense of $9.9 million related to the capital lease with Williams. Also included in 1998 interest expense is $18.5 million of debt discount amortization and $1.1 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $1.6 million and $.8 million for the three months ended June 30, 1998 and 1997, respectively.

         Other Income

         Other income increased 10.2% to $6 million for the second quarter of 1998 compared to $5.5 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997, the exercise of the over-allotment option with respect to the 8.5% Senior Notes in January 1998, and the issuance of the 8.6% Senior Notes in May 1998.

         Net Loss

         Net loss increased 350.7% to $133.6 million for the second quarter of 1998 compared to $29.6 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the business restructuring and integration expenses, and increased interest costs contributed to the increase in the net loss.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 91.7% to $18.9 million for the second quarter of 1998 compared to $9.8 million for the same period in 1997. The increase was due to the issuance of the three series of preferred stock issued in March 1997, July 1997, and October 1997. Preferred stock dividends were paid in the form of Common Stock and Preferred Stock. Management does not expect to pay cash dividends in the foreseeable future.

         EBITDA

         EBITDA increased 171.1% to $10.1 million for the second quarter of 1998 compared to $(14.1) million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter 1998. The Company has continued its efforts to consolidate traffic through the Williams backbone network as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its local services "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the second quarter of 1998 as compared to the same period in 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

         Revenue

         Total revenue increased 247.6% to $327 million for the six months ended June 30, 1998 compared to $94.1 million for the same period in 1997. The increase was principally the result of the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, the acquisition of National in the second quarter of 1998, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company expects revenue growth to continue for the remainder of 1998, with increased emphasis on sales of key services such as enhanced data and local service and on the integration of the recent acquisitions and further development of cross-selling programs.

         Local network services revenue increased 426.8% to $71.9 million for the six months ended June 30, 1998 compared to $13.6 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisition of National during the second quarter of 1998, and the increased number of local customers over the same period in 1997. The number of access line equivalents increased by 249,411 from July 1, 1997 through the end of the second quarter of 1998. Additionally, the Company successfully continued its rollout of local exchange services into additional markets. The Company was certified as a CLEC in 37 states and the District of Columbia as of the end of the second quarter of 1998.

         Enhanced data services revenue increased 230.2% to $79.2 million for the six months ended June 30, 1998 compared to $24.0 million for the same period in 1997. This increase resulted principally from the acquisition of DIGEX during the second half of 1997, the acquisition of LDS during the first quarter of 1998, and the expansion of the Company's enhanced data network by 42 switches, 232 NNI connections, and 12,207 new frame relay nodes from July 1, 1997 through the end of the second quarter of 1998. In addition, the number of frame relay cities increased by 1,600 during the same time period.

         Interexchange services revenue increased 139.5% to $127.5 million for the six months ended June 30, 1998 compared to $53.2 million for the same period in 1997. This increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has experienced strong growth in long distance switched revenue and steady growth in interLATA transport. Interexchange revenues were negatively impacted during the second quarter of 1998 by the Company's decision to exit the low margin wholesale international long distance segment. Long distance billable minutes increased to 735.4 million for the first half of 1998 compared to 189.0 million for the same period in 1997. Interexchange revenues are expected to be negatively impacted by an estimated $3 million to $5 million during the third quarter of 1998 as this exit strategy is further implemented.

         Integration services revenue increased 1,413.8% to $48.4 million for the six months ended June 30, 1998 compared to $3.2 million for the same period in 1997. This increase resulted primarily from the acquisition of Shared during the first quarter 1998 as well as the Company's continued focus on providing a total service package to its customers.

         Operating Expenses

         Total operating expenses increased 298.6% to $553.5 million for the six months ended June 30, 1998 compared to $138.9 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has recorded a one-time charge to earnings of $85.0 million during the first quarter of 1998 for purchased in-process research and development associated with the acquisition of Shared. Additionally, the Company recorded expenses of approximately $52.6 million for the execution of the business restructuring and integration program during the second quarter 1998, increased expenditures for significant expansion of the Company's owned and leased networks, and has continued expanding its personnel to sustain and support the Company's growth.

         Network operations expenses increased 137.2% to $159.6 million for the six months ended June 30, 1998 compared to $67.3 million for the same period in 1998. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. The Williams agreement positively impacted network operations expenses during 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases.

         Facilities administration and maintenance expenses increased 193.8% to $33.6 million for the six months ended June 30, 1998 compared to $11.4 million for the same period in 1997. The increase was principally the result of the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The increase also resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to network expansion, and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in volume relating to the US West and Ameritech agreements.

         Cost of Goods Sold increased 1,419.6% to $30.9 million for the six months ended June 30, 1998 compared to $2 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

         Selling, general and administrative expenses increased 157% to $102.7 million for the six months ended June 30, 1998 compared to $40.0 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has experienced continued personnel growth, represented by an increase in the sales, marketing, management information services and customer service personnel, one time expenditures for employee recruitment, relocation, training, and increased commissions relating to the rise in revenues for these periods. These expenses were also negatively impacted by the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions, which are at or near capacity from an automation perspective.

         Depreciation and amortization expenses increased 390.6% to $89.2 million for the six months ended June 30, 1998 compared to $18.2 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since July 1, 1997, relating to ongoing network expansion, as well as the acquisitions of DIGEX, Shared, LDS, and National which contributed, based on preliminary estimates, approximately $113.3 million, $640.6 million, $142.8, and $147.7 million of goodwill, respectively. Additional depreciation charges resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes goodwill associated with the businesses acquired.

         Charge for in-process Research & Development of $85 million represent the amount of purchased in-process research and development associated with the purchase of Shared. This cost was recorded as a one-time charge to earnings in the first quarter of 1998.

         Business restructuring and integration expense of approximately $52.6 million was recorded by the Company during the second quarter of 1998. The restructuring charge of $36.9 million is comprised of businesses exited and contract termination costs of approximately $26.8 million and integration and other restructuring costs of approximately $10.1 million. In addition, the Company expensed approximately $15.7 million, including businesses exited and integration and other restructuring costs, that were incurred in the second quarter. Such costs were comprised primarily of network integration and information systems integration costs. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the second quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period.

         Interest Expense

         Interest expense increased 337.5% to $97.2 million for the six months ended June 30, 1998 compared to $22.2 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.8 billion of senior notes issued by the Company in 1997 and 1998, plus the non-cash imputed interest charges of $5.1 million related to the acquisition of Shared and $1 million related to the acquisition of National. In addition, the Company recorded interest expense of $19.9 million related to the capital lease with Williams. Included in 1998 interest expense is $37 million of debt discount amortization and $2.0 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $3.6 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively.

         Other Income

         Other income increased 68.4% to $16.8 million for the six months ended June 30, 1998 compared to $10.0 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997 and the exercise of the over allotment option with respect to the 8.5% Senior Notes in January 1998, and the issuance of the 8.6% Senior Notes in May 1998.

         Net Loss

         Net loss increased 437.9% to $306.9 million for the six months ended June 30, 1998 compared to $57.1 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, business restructuring and integration expenses, and increased interest costs contributed to the increase in net loss.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 183.4% to $37.5 million for the six months ended June 30, 1998 compared to $13.2 million for the same period in 1997. The increase was due to the issuance of three series of preferred stock in March 1997, July 1997, and October 1997. Preferred stock dividends were paid in the form of Common Stock and Preferred Stock. Management does not expect to pay cash dividends in the foreseeable future.

         EBITDA

         EBITDA increased 100.9% to $.2 million for the six months ended June 30, 1998 compared to $(26.6) million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has continued its efforts to consolidate traffic through the Williams backbone network as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its local services "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits from the elimination of redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the second quarter of 1998 as compared to the same period in 1997.

Liquidity and Capital Resources

    The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $198.8 million and $107 million for the six months ended June 30, 1998 and 1997, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) continued development of the Company's enhanced data services. During the first quarter of 1998, the Company utilized approximately $770.5 million of its available cash to complete the Shared acquisition and approximately $32.9 million of its available cash to complete the LDS acquisition. In addition, the Company utilized approximately $64.4 million of its available cash to complete the acquisition of National in April 1998.

    The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock. During 1998, the Company raised approximately $537.3 million in net proceeds from the sale of senior notes, including the overallotment exercises. All of the Company's issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholder's equity on the Company's balance sheet at June 30, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

     The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five-year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of the Company's network before connecting revenue-generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements, including the issuance of additional debt and/or equity securities.

     In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of June 30, 1998, the Company was certified as a CLEC in 37 states plus the District of Columbia, allowing the Company to provide local exchange services in those markets, and is currently seeking CLEC certification in 11 additional states. The Company expects to expend capital for the further development of the Company's enhanced data service and interchange service offerings.

     A portion of the Company's expansion has occurred, and may continue to occur, by means of acquisitions. In July 1997, the Company acquired DIGEX, a leading nationwide business ISP. The aggregate cash consideration for the acquisition was approximately $160 million and was funded with the Company's then existing cash reserves. In March 1998, the Company acquired Shared. The total aggregate cash consideration for Shared was approximately $770.5 million, which was paid out in 1998 and 1997, including certain transaction expenses and fees relating to certain agreements. This amount includes repayment of $175.6 million of Shared's outstanding bank debt (including accrued interest and outstanding fees) in connection with the consummation of the acquisition. In March 1998, the Company completed its acquisition of LDS for a purchase price of approximately $170.1 million, of which approximately $137.2 million was paid in Common Stock and approximately $32.9 million was paid in cash, including the repayment of approximately $15.0 million of LDS debt.

     On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.4 million in cash, plus 2,909,796 shares of the Company's Common Stock valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs.

     During July and August 1998, the Company exchanged (a) approximately 2.029 million shares of its common stock for approximately 1.487 million Depository Shares (each representing 1/100th interest in its 7% Series D Junior Convertible Preferred Stock) and (b) approximately 665,000 shares of its common stock for approximately 710,000

Depository Shares (each representing a 1/100th interest in its 7% Series E Junior Convertible Preferred Stock), pursuant to exchange agreements with certain holders of such Depository Shares.

     The Company expects that it will be EBITDA positive for 1998 and that its capital requirements (estimated at approximately $400.0 million, of which approximately $198.8 million has been expended during the first six months of 1998, which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations, the bank credit facility discussed below and/or other offerings of the Company's securities. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. On August 4, 1998, the Company commenced a private placement of $200 million liquidation preference of Depository Shares (each having a 1/100th interest in its Series F Junior Convertible Preferred Stock, liquidation preference $2,500 per share), pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds from the offering of the Depository Shares will be used to finance the continued expansion of the Company's telecommunications networks and for general corporate purposes. However, there can be no assurance that the placement of securities will be successful. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

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

Impact of Year 2000

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

     The Company is continuing to contact all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues (based on presently available information). However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems.

      The Company is actively engaged in utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $1.3 million in external personnel costs and $1.2 million in internal personnel costs, both of which are being funded through operating cash flows. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The remaining expenses are not expected to have a material effect on the results of operations. During the first and second quarters of 1998 the Company has incurred approximately $.5 million in external staffing costs, $.4 million in internal staffing costs, and $.2 million in hardware and software costs.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and will be funded on a case-by-case basis as they occur. During the second quarter of 1998, the Company incurred approximately $.2 million in costs related to the review of systems acquired as part of the acquisitions of DIGEX, Shared, LDS, and National. Systems modification and testing associated with Year 2000 activities relating to such acquisitions is estimated to be $2.6 million for the third and fourth quarter of 1998. Internal personnel costs associated with Year 2000 activities relating to the Company's recent acquisitions were approximately $.1 million for the second quarter. It is projected that internal personnel costs associated with such Year 2000 activities relating to the acquisitions of Shared and DIGEX will be $.2 million. An estimate of the internal personnel costs associated with Year 2000 conversions at LDS and National is expected to be determined in the third quarter of 1998.

     Approximately $.2 million was spent in the second quarter on upgrades to the Company's hardware and software. A preliminary estimate for hardware and software upgrades during the third and fourth quarter is $2.8 million, due primarily to data network upgrades needed with respect to data network components acquired in a 1996 acquisition. Projected costs associated with hardware and software upgrades relating to the acquisitions of Shared, DIGEX, and LDS are $4.8 million, largely in shared tenant equipment and office infrastructure upgrades. An estimate of the costs associated with hardware and software upgrades for National is expected to be determined in the third quarter.

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

                On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The cases have been dormant since August 1997 when a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. See
Note 8 to the Company's Condensed Consolidated Financial Statements included herein.

 ITEM 2.  Changes in Securities

                  On April 30, 1998, the Company acquired National for approximately $151.8 million including 2,909,796 shares of Common Stock (the "National Shares"), valued at approximately $88.8 million. The National Shares were issued by the Company to the former shareholders of National (the "National Shareholders"). The number of National Shares payable to the National Shareholders was based upon the merger consideration provisions in the Agreement and Plan of Merger dated as of February 11, 1998 by and among the Company, National, the National Shareholders, and certain other parties, as amended, that set forth (i) the merger consideration, (ii) the adjustments to be made to the merger consideration, (iii) the portion of the merger consideration to be paid by the issuance of Common Stock and (iv) that the Common Stock to be delivered to the National Shareholders shall be deemed to be valued at $61 per share. The National Shares were transferred to the National Shareholders pursuant to an exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended. Prior to the issuance of the National Shares, the National Shareholders represented to the Company that: (i) they are acquiring the National Shares for their own account for investment and without any view to any distribution thereof; (ii) they understand that they must bear the economic risk of their investment in the National Shares for an indefinite period of time; and (iii) they are aware of the Company's business affairs and financial condition and have acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the National Shares.

         The Company increased the number of authorized shares of common stock from 50,000,000 to 150,000,000. The Company also completed a two-for-one stock split on June 15, 1998, paid in the form of a stock dividend.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 20, 1998. At the meeting, the following actions were taken by the stockholders:

         The following member was elected to the Company's Board of Directors to hold office for a term of three years. The voting on the resolution was as follows:

              Nominee              For             Withhold Authority
              -------            --------          ------------------
           John C. Baker        18,758,113              114,859

         The number of shares of Common Stock authorized for issuance under the Company's Long-Term Incentive Plan was increased from 2,500,000 shares to 4,500,000 shares (5,000,000 shares to 9,000,000 shares post stock split).
The voting on the resolution was as follows:

              For           Against          Abstained           Not voted
              ---          --------          ---------           ---------
          11,539,710       5,628,391           159,452           1,545,419

          An amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 shares to 150,000,000 was approved. The voting on the resolution was as follows:

              For           Against          Abstained           Not voted
              ---          --------          ---------           ---------
          15,807,168       3,033,377           32,427                -


                 The appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified. The voting on the resolution was as follows:

              For           Against          Abstained           Not voted
              ---          --------          ---------           ---------
          18,785,345          77,354           10,273                -

ITEM 5.  Other Information
            None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Number                Exhibit

                  2.1 Agreement and Plan of Merger, dated as of February 11, 1998, among the Company, Sumter One Acquisition, Inc., Sumter Two Acquisition, Inc., National Telecommunications of Florida, Inc. NTC, Inc. and the stockholders of National. Exhibit 2.4 to the Company's Registration Statement on Form S-3 filed with the SEC on February 13, 1998 (No. 333-46369) is incorporated herein by reference.

                  3.1 Restated Certificate of Incorporation of the Company, together with all amendments, thereto. Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed with the SEC on June 16, 1998 (No. 333-56939) (the "S-4") is incorporated herein by reference.

                  4.1 Indenture, dated as of May 27, 1998, between the Company and SunTrust Bank, Central Florida, National Association, as trustee. Exhibit 4.6 to the S-4 is incorporated herein by reference.

                  4.2 Registration Rights Agreement, dated as of May 27, 1998, among the Company and the Initial Purchasers.
                           Exhibit 4.7 to the S-4 is incorporated herein by reference.

                 27.1      Financial Data Schedule (For SEC Use Only)


         (b)   Reports on Form 8-K

                The following reports on Form 8-K were filed during the second quarter of 1998:

                  The Company filed a Current Report on Form 8-K, dated April 6, 1998, reporting under Item 2 the acquisition of LDS. The Company also reported under Item 7 the acquisition agreement for LDS and the related press release.

                  The Company filed a Current Report on Form 8-K, dated April 30, 1998, reporting under Item 5 the issuance of a press release discussing the first quarter results. The Company also reported under Item 7 the filing of the press release.

                  The Company filed a Current Report on Form 8-K, dated May 1, 1998, reporting under Item 5 the issuance of a press release announcing the consummation of the acquisition of National Telecommunications of Florida.

                  The Company filed a Current Report on Form 8-K/A, dated May 13, 1998, reporting under Item 2 its acquisition of the LDS. The Company also filed under Item 7 the filing of Exhibit 2.1 which is the Acquisition Agreement, dated December 17, 1997 among Intermedia and LDS.

                  The Company filed a Current Report on Form 8-K, dated May 20, 1998, reporting under Item 5 the commencement of a private offering of $350 million principal amount of senior notes. The Company also reported under Item 5 the announcement of a two-part agreement with Ameritech . The Company also reported under Item 5 the announcement of a split of its common stock to be effected as a stock dividend payable on June 15, 1998 to stockholders of record on June 1, 1998. The Company also reported under Item 7 the filing of the Agreement and Plan of Merger relating to the acquisitions of the affiliated entities known as National Tel, which was consummated on April 29, 1998.

                  The Company filed a Current Report on Form 8-K, dated May 29, 1998, reporting under Item 5 the completion of a private offering of $350 million principal amount of its 8.6% Senior Notes, which was subsequently increase to $450 million and closed on May 27, 1998. The Company also reported under Item 7 the filing of pro forma financial statements which give effect to certain recent and pending acquisitions and recently completed financings as an exhibit to this report.

                  The Company filed a Current Report on Form 8-K/A, dated June 11, 1998, reporting under Item 7 the filing of the Unaudited Pro Forma Condensed Financial Statements as of March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 5, 1998

                                INTERMEDIA COMMUNICATIONS INC.
                                         (Registrant)




                                /s/ Robert M. Manning
                                -----------------------------------------
                                Robert M. Manning
                                Senior Vice President and Chief Financial
                                   Officer




                                /s/ Jeanne M. Walters
                                -----------------------------------------
                                Jeanne M. Walters
                                Vice President, Controller and
                                Chief Accounting Officer