Form 10-Q
period 1998-09-30
INTERMEDIA COMMUNICATIONS INC
filed 1998-11-16
CIK 885067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                    For the Quarter Ended September 30, 1998


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

                     Yes  /X/                  No  / /

As of November 10, 1998, there were 48,597,754 shares of the Registrant's Common Stock outstanding.

================================================================================



                               Page 1 of 31 pages

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED):
              Condensed Consolidated Statements of Operations - Three and nine months ended
                 September 30, 1998 and 1997.................................................             3
             Condensed Consolidated Balance Sheets - September 30, 1998 and December 31,
                 1997........................................................................             4
             Condensed Consolidated Statements of Cash Flows - Nine months ended September
                 30, 1998 and 1997 ..........................................................             5
             Notes to Condensed Consolidated Financial Statements............................             6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................................             13
PART II.  OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS...............................................................             28
ITEM 2.      CHANGES IN SECURITIES...........................................................             28
ITEM 3.      DEFAULT UPON SENIOR SECURITIES..................................................             29
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................             29
ITEM 5.      OTHER INFORMATION...............................................................             29
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................             29
SIGNATURES   ................................................................................             31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except share information)


                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                         1998             1997             1998            1997
                                                                     ------------     ------------     ------------     ------------
Revenues:
    Local network services ......................................    $    43,778     $    11,814     $    115,648     $     25,457
    Enhanced data services ......................................         47,585          30,843          126,790           54,831
    Interexchange services ......................................         71,552          27,637          199,049           80,877
    Integration services ........................................         29,438             952           77,882            4,152
                                                                     -----------     -----------     ------------     ------------
                                                                         192,353          71,246          519,369          165,317

 Expenses:
    Network operations ..........................................         83,778          49,032          243,337          116,295
    Facilities administration and maintenance ...................         14,935           9,985           48,503           21,409
    Cost of goods sold ..........................................         19,014             503           49,923            2,537
    Selling, general and administrative .........................         59,482          25,004          162,231           64,983
    Depreciation and amortization ...............................         53,662          16,100          142,827           34,274
    Charge-off of purchased in-process R&D ......................             --          60,000           85,000           60,000
    Business restructuring, integration and other charges .......          9,646              --           62,198               --
                                                                     -----------     -----------     ------------     ------------
                                                                         240,517         160,624          794,019          299,498
                                                                     -----------     -----------     ------------     ------------
Loss from operations ............................................        (48,164)        (89,378)        (274,650)        (134,181)

Other income (expense):
    Interest expense ............................................        (53,942)        (17,689)        (151,101)         (39,895)
    Other income ................................................          9,310           6,736           26,078           16,691
                                                                     -----------     -----------     ------------     ------------
Loss before extraordinary item ..................................        (92,796)       (100,331)        (399,673)        (157,385)
Extraordinary loss on early extinguishment of debt ..............             --         (43,834)              --          (43,834)
                                                                     -----------     -----------     ------------     ------------
Net loss ........................................................        (92,796)       (144,165)        (399,673)        (201,219)
Preferred stock dividends and accretions ........................        (30,647)        (13,895)         (68,118)         (27,118)
                                                                     -----------     -----------     ------------     ------------
Net loss attributable to common stockholders ....................    $  (123,443)    $  (158,060)    $   (467,791)    $   (228,337)
                                                                     ===========     ===========     ============     ============

Basic and diluted loss per common share before extraordinary item    $     (2.62)    $     (3.41)    $     (11.15)    $      (5.60)
Extraordinary loss ..............................................             --           (1.31)              --            (1.33)
                                                                     -----------     -----------     ------------     ------------
Net loss per common share .......................................    $     (2.62)    $     (4.72)    $     (11.15)    $      (6.93)
                                                                     ===========     ===========     ============     ============

Weighted average number of shares outstanding ...................     47,041,191      33,479,460       41,948,399       32,925,462
                                                                     ===========     ===========     ============     ============


                            See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                         SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                                         ------------------   -----------------
                                 ASSETS
Current Assets:
      Cash and cash equivalents                                                              $   597,534         $   756,923
      Restricted investments                                                                       8,800               6,853
      Accounts receivable, less allowance for
        doubtful accounts of $23,473 in 1998 and $4,251 in 1997                                  145,075              58,579
      Prepaid expenses and other current assets                                                   19,864               6,122
                                                                                             -----------         -----------
Total current assets                                                                             771,273             828,477

      Telecommunications equipment                                                             1,399,896             545,380
        Less accumulated depreciation                                                           (176,930)            (81,534)
                                                                                             -----------         -----------
      Telecommunications equipment, net                                                        1,222,966             463,846

      Intangible assets, net                                                                   1,024,332             138,028
      Investment in Shared Technologies Fairchild Inc.                                                --             403,571
      Other assets                                                                                57,658              41,048
                                                                                             -----------         -----------
Total assets                                                                                 $ 3,076,229         $ 1,874,970
                                                                                             ===========         ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
      Accounts payable                                                                       $   100,385         $    53,630
      Other accrued expenses                                                                     103,002              20,130
      Current portion of long-term debt and capital lease obligations                             10,804               7,471
                                                                                             -----------         -----------
Total current liabilities                                                                        214,191              81,231

Long-term debt and capital lease obligations                                                   2,284,794           1,244,872
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;  600,000 shares authorized;  369,432 and 334,420 shares
  issued and outstanding in 1998 and 1997, respectively                                          358,962             323,146
Series D junior convertible preferred stock and accrued dividends, $1.00 par value;  69,000 shares authorized; 54,129 and 69,000 shares issued and
   outstanding in 1998 and 1997, respectively                                                    133,419             169,722
Series E junior convertible preferred stock, $1.00 par value; 87,500 shares authorized;  64,892 and 80,000 shares issued and outstanding
  in 1998 and 1997, respectively                                                                 159,785             196,008
Series F junior convertible preferred stock and accrued dividends, $1.00 par
  value;  92,000 shares authorized;  80,000 shares issued and outstanding in 1998                195,583                  --

Stockholders' deficit:
      Preferred stock, $1.00 par value;  1,111,500 and 1,203,500 shares authorized in
        1998 and 1997, respectively, no shares issued                                                 --                  --
      Series C preferred stock, $1.00 par value;  40,000 shares authorized, no
        shares issued                                                                                 --                  --
      Common stock, $.01 par value;  150,000,000 and 50,000,000 shares authorized in 1998 and 1997, respectively; 48,248,049 and 34,890,600 shares issued and
        outstanding in 1998 and 1997, respectively                                                   482                 175
      Additional paid-in capital                                                                 579,774             244,114
      Accumulated deficit                                                                       (843,797)           (376,006)
      Deferred compensation                                                                       (6,964)             (8,292)
                                                                                             -----------         -----------
Total stockholders' deficit                                                                     (270,505)           (140,009)
                                                                                             -----------         -----------
Total liabilities, redeemable preferred stock and stockholders' deficit                      $ 3,076,229         $ 1,874,970
                                                                                             ===========         ===========

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                                 ------------------     ------------------
OPERATING ACTIVITIES
    Net loss                                                                         $(399,673)            $(201,219)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
      Extraordinary loss on early extinguishment of debt, noncash portion                   --                 5,869
      Depreciation and amortization                                                    146,102                35,502
      Amortization of deferred compensation                                              1,328                 1,095
      Non cash items included in business restructuring,
            integration and other charges                                               22,345                    --
      Accretion of interest on notes payable and capital leases                         63,546                27,712
      Imputed interest related to the business acquisitions                              6,164                    --
      Charge-off of purchased in-process R&D                                            85,000                60,000
      Provision for doubtful accounts                                                   14,538                 3,834
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (47,821)              (25,648)
         Prepaid expenses and other current assets                                      (4,045)               (1,483)
         Other assets                                                                   (6,321)                   --
         Accounts payable                                                                9,101                 8,777
         Accrued expenses                                                               23,292                 3,685
                                                                                     ---------             ---------
Net cash used in operating activities                                                  (86,444)              (81,876)

INVESTING ACTIVITIES
    Purchases of restricted investments                                                 (1,139)                   --
    Maturities of restricted investments                                                    --                30,805
    Purchase of businesses, net of cash acquired                                      (465,694)             (150,085)
    Maturities of short-term investments                                                    --                 5,550
    Purchases of telecommunications equipment                                         (338,116)             (178,732)
                                                                                     ---------             ---------
Net cash used in investing activities                                                 (804,949)             (292,462)

FINANCING ACTIVITIES
    Proceeds from sale of preferred stock, net of
      issuance costs                                                                   193,747               454,992
    Proceeds from issuance of long-term debt, net of issuance costs                    537,303               362,993
    Exercise of stock warrants and options                                               7,657                 2,861
    Principal payments on long-term debt and capital lease obligations                  (6,703)             (164,953)
                                                                                     ---------             ---------
Net cash provided by financing activities                                              732,004               655,893

Increase (decrease) in cash and cash equivalents                                      (159,389)              281,555

Cash and cash equivalents at beginning of period                                       756,923               189,546
                                                                                     ---------             ---------

Cash and cash equivalents at end of period                                           $ 597,534             $ 471,101
                                                                                     =========             =========

Supplemental disclosures of cash flow information
Assets purchased under capital lease obligations                                     $ 435,771             $   6,172
Common stock issued in purchase of business                                            225,925                    --
Interest paid                                                                           47,180                11,759
Preferred stock issued as dividends on preferred stock                                  35,015                23,499
Common stock issued as dividends on preferred stock                                     19,012                    --
Warrants and options issued in purchase of business                                         --                19,380
Accretion of preferred stock                                                             2,206                   869


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

        Operating results for the three and nine month periods ended September 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

      Stock Split

        All share and per share information presented herein and in the Company's Condensed Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of the Company's Common Stock, par value $.01 per share ("Common Stock"), on June 15, 1998, paid in the form of a stock dividend, to holders of record on June 1, 1998.

      Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 31, 1997, but is not required to be applied to interim financial statements in the initial year of its application. Management is currently assessing the impact of this Standard. However, management believes the Company operates as a single segment, telecommunication services provider.

Note 2 Business Acquisitions

        On March 10, 1998, the Company completed its acquisition of Shared Technologies Fairchild Inc. ("Shared"), a shared tenant communications services provider. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. Imputed interest of $5.1 million was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589.8 million in cash, plus the retirement of $175.6 million in Shared's long-term debt, and acquisition related expenses of $16.7 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill.


                          (this space intentionally left blank)

The purchase price allocation was as follows (in thousands):

      Purchase price                                      $ 782,151
      Less:
        Interest expense adjustment                           5,130
        Estimated fair value of Shared net assets
         acquired less assumed liabilities                   51,245
                                                          ---------
      Excess of purchase price over fair
      value of net assets acquired                        $ 725,776
                                                          ==========

      The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are (dollars in thousands):

                                        Value          Amortization
                                     Allocated        Period in Years
                                   -------------------------------------
      Developed technology         $100,000            10
      Tradename                      10,000             2
      In-process research &          85,000             -
      development
      Goodwill                      530,776            20

        The amount allocated to in-process research and development ($85.0 million) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The allocation of the purchase price to other assets and liabilities is tentative pending management's completion of the valuation of the purchased assets and liabilities; however, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

         On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock valued at approximately $137.2 million, the retirement of $15.1 million of LDS's long-term debt, and acquisition related expenses of $2.4 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($143.1). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

         On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($146.7). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

         The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of DIGEX , Incorporated ("DIGEX"), Shared, LDS, and National had occurred at the beginning of the respective periods. These pro forma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                      Nine Months Ended September 30,
            (In thousands, except per share data)        1998               1997
                                                      ------------       ------------
            Revenue                                     $567,277           $458,169
            Net loss                                    (390,676)          (210,436)
            Net loss attributable to common
            stockholders                                (458,794)          (241,243)
            Basic and diluted net loss per common
            share                                         (11.14)             (5.86)

Note 3   Business Restructuring and Integration Program

               During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one Integrated Communications Provider ("ICP"). The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs;
      (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs.

                     (this space intentionally left blank)

      The following table sets forth the significant components and activity in the restructuring program reserve for the nine months ended September 30, 1998 (in millions):

                                                                                            Other
                                          Employee                                        Business
                                         Termination      Contract          Asset        Integration
      Activity                          benefits(vii)   Terminations     Impairments        Costs         Total
      ---------------------------------------------------------------------------------------------------------
      Network integration(i)                               $1.7                                           $1.7

      Sales force consolidation             $.4                                                            .4
          and branding(ii)

      Consolidation of financial            .9                                              $6.0           6.9
          functions(iii)

      Information systems                   .7                                                             .7
          integration(iv)

      Campus consolidation(v)                               2.3                                            2.3

      Exiting non-core businesses(vi)       .6             10.7            $13.4             .2           24.9

                                       -----------------------------------------------------------------------
      Total provisions recorded
      during the quarter ended June
      30, 1998                              2.6            14.7             13.4            6.2           36.9

      Less: Payments and adjustments        .9                 1.0          9.2             3.5           14.6
                                       -----------------------------------------------------------------------

      Balance in accrual at                 1.7             13.7            4.2             2.7           22.3
      September 30, 1998
                                       =======================================================================


(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement.

(ii) This activity consists primarily of the consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs.

(iii) This activity consists of the centralization of accounting and financial functions, including the reduction of redundant headcount and related costs. Other business integration costs relate primarily to estimated consulting costs for assistance with the development and implementation of the Company's restructuring program.

(iv) This activity consists of the development and integration of information systems, including the integration of multiple billing systems, and the introduction and deployment of automated sales force and workflow management tools.

(v) This activity relates to the consolidation of office space and the elimination of unnecessary legal entities. Contract termination costs represent the estimated costs of lease terminations for property exited as part of the Program. Other business integration costs relate to legal fees for eliminating unnecessary legal entities.

(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom ($10.1 million) and lease termination payments. Asset impairments relate to $9.2 million of accounts receivable balances from five customers that were written-off as a result of the Company's exit of the wholesale long-distance business. In addition, this category also includes $2.8 million related to equipment write-downs.

(vii) The total number of employees affected by the restructuring program was 280.

          As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred in the third quarter. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

         The following table sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the three and nine months ended September 30, 1998 (in millions):

                                          Expensed During       Expensed During Nine
                                              Quarter                  Months
                                        Ended September 30,     Ended September 30,
      Activity                                  1998                    1998
      --------------------------------------------------------------------------------
      Network integration(A)                    $8.8                   $21.2
      Facilities integration(B)                   .1                       .2
      Department and employee                     .9                      1.6
          realignment(C)
      Functional re-engineering(D)                .5                      1.2
      Year 2000(E)                                .2                       .3
      Other(F)                                   (.9)                      .8
                                       -----------------------------------------------
                                                $9.6                   $25.3
                                       ===============================================


      (A) Consists primarily of redundant network expense, with some employee salary costs of severed employees through their severance date.

      (B)   Consists of rent expense for redundant facilities.

      (C)   Consists of branding, training and relocation expenses.

      (D)   Consists of consultant costs and some employee salary costs.

      (E)   Consists of consultant costs.

      (F) Consists of losses on divested businesses, employee salary costs, legal and accounting costs. In addition, the Company recorded an adjustment to reflect the settlement of the switched services contract with WorldCom.

Note 4   Long-Term Debt

        In January 1998, the over-allotment option with respect to the December 1997 issuance of the Company's 8.5% Senior Notes due 2008 (the "8.5% Senior Notes") was exercised and the Company sold an additional $50.0 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

        On May 27, 1998, the Company sold $450 million principal amount of 8.6% Senior Notes due 2008 (the "8.6% Senior Notes") in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50.0 million principal amount. Net proceeds to the Company, including the over-allotment, amounted to approximately $488.0 million. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1998. The 8.6% Senior Notes are redeemable at the option of the Company at any time prior to June 1, 2003, in whole or in part, at the Make-Whole Price (the greater of the sum of the principal amount plus the present value of the principal, premium, and interest with respect to the 8.6% Senior Notes as of June 1, 2003, and the redemption price of the 8.6% Senior Notes on June 1, 2003), plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture setting forth the terms of the 8.6% Senior Notes), if any, thereon to the redemption date. On or after June 1, 2003, the 8.6% Senior Notes are subject to redemption by the Company, at rates commencing at 104.3%, declining to 100% on June 1, 2006. In addition, at the option of the Company, up to 25% of the aggregate principal amount of the 8.6% Senior Notes originally issued may be redeemed at any time prior to June 1, 2001 at a redemption price of 108.6% of the principal amount thereof plus accrued and unpaid interest and Liquidation Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Qualified Equity Offerings (as defined in the indenture setting forth the terms of the 8.6% Senior Notes); provided, however that at least 75% in aggregate principal remains outstanding following any such redemption and, provided further, that such redemption occurs within 90 days of the date of the closing of such offering.

Note 5   Capital Lease Obligations

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

        In March 1998, the Company and Williams Communications, Inc. ("Williams") executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of the Company's rights to use network facilities, including but not limited to, fiber, optronics/electronics, digital encoders/decoders, telephone lines and microwave facilities, in the amount of $417.0 million, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

        Future minimum payments (in thousands) under the Williams capital lease at September 30, 1998, are as follows:

         Three months ending December 31, 1998                     $  5,883
         Twelve months ending:
         1999                                                        32,354
         2000                                                        39,707
         2001                                                        45,590
         2002                                                        51,472
         2003                                                        52,943
         Thereafter                                                 754,434
                                                                   --------
                                                                    982,383
         Less amount representing interest                         (557,557)
                                                                   --------
         Present value of future minimum lease payments            $424,826
                                                                   ========

        Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

Note 6 Preferred Stock

        On August 18, 1998, the Company sold 8,000,000 Depositary Shares (the "Series F Depositary Shares") (aggregate liquidation preference $200 million) each representing a one-hundredth interest in a share of the Company's 7% Series F Junior Convertible Preferred Stock, (the "Series F Preferred Stock"), in a private placement transaction. Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is convertible, subject to prior redemption, at any time after November 16, 1998 at the option of the holder thereof into Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

        During July and August 1998, the Company exchanged (a) approximately
      2.029 million shares of its Common Stock for approximately 1.487 million Depositary Shares (each representing 1/100th interest in a share of 7% Series D Junior Convertible Preferred Stock ("the Series D Preferred Stock")) and (b) approximately 1.423 million shares of its Common Stock for approximately 1.511 million Depositary Shares (each representing a 1/100th interest in a share of 7% Series E Junior Convertible Preferred Stock ("the Series E Preferred Stock")), pursuant to exchange agreements with certain holders of such Depositary Shares. In connection with the conversion of shares, the Company recorded additional preferred stock dividends of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

Note 7   Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive Income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Adoption of SFAS 130, effective January 1, 1998, had no impact on the Company as Comprehensive Income for the Company, as defined by SFAS 130, equals net income for the three and nine months ended September 30, 1998.

Note 8   Earnings Per Share

        The following table sets forth the computation of basic and diluted loss per share of Common Stock (dollars in thousands, except shares and per share amounts):

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                              ---------------------------------------------------------------------
                                                                  1998               1997               1998               1997
                                                              ------------       ------------       ------------       ------------
          Numerator:
           Net loss                                           $    (92,796)      $   (144,165)      $   (399,673)      $   (201,219)
           Preferred stock dividends and accretions                (30,647)           (13,895)           (68,118)           (27,118)
                                                              ------------       ------------       ------------       ------------
           Numerator for basic loss per share - loss
              attributable to common stockholders                 (123,443)          (158,060)          (467,791)          (228,337)
           Effect of dilutive securities                                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
           Numerator for diluted loss per share - income
              attributable to common stockholders after
              assumed conversions                             $   (123,433)      $   (158,060)      $   (467,791)      $   (228,337)
         Denominator:
           Denominator for basic loss per share -
              weighted-average shares                           47,041,191         33,479,460         41,948,399         32,925,462
           Effect of dilutive securities                                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
         Denominator for diluted loss per share-
             adjusted weighted-average shares                   47,041,191         33,479,460         41,948,399         32,925,462
                                                              ============       ============       ============       ============

         Basic loss per share of Common Stock                 $      (2.62)      $      (4.72)      $     (11.15)      $      (6.93)
                                                              ============       ============       ============       ============

         Diluted loss per share of Common Stock               $      (2.62)      $      (4.72)      $     (11.15)      $      (6.93)
                                                              ============       ============       ============       ============

          Unexercised options to purchase 6,484,148 and 6,640,814 shares of Common Stock as of September 30, 1998 and 1997, respectively, and outstanding convertible preferred stock, convertible into 17,079,495 shares of Common Stock as of September 30, 1998, were not included in the computations of diluted loss per share because assumed conversion would be anti-dilutive.

Note 9   Contingencies

        On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the "Complaints"), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia (the "Merger") and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought a preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX, and the DIGEX Directors. The action has been dormant since that time.

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

        The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. During 1997, the Company recognized revenue from these ILECS of approximately $10.0 million for these services. During the nine months ended September 30, 1998, the Company recognized an additional $22.4 million in revenue from these services. Payments of approximately $2.2 million were received from the ILECs during the third quarter of 1998.

        The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of September 30, 1998, provisions have not been considered necessary by management.

        Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. To date, twenty-four state commissions have ruled on the issue and found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

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

    Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company offers enhanced data services to its customers on an extensive inter-city network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 608 network to network interfaces ("NNIs") and 164 data switches, Intermedia has established one of the most densely deployed frame relay switching network in the nation. The Company's nationwide interexchange network, which it is upgrading to provide asynchronous transfer mode ("ATM") capability, carries both its data network traffic and its voice network traffic.

    At its inception, Intermedia provided special access and private line services to interexchange carriers ("IXCs"). In 1988, Intermedia was the first telecommunications provider in Florida to begin providing special access and private line services to business customers. In 1991, Intermedia began offering specialized integration services such as construction of campus local area networks ("LANs"), and in 1992, Intermedia introduced its first enhanced data services based on frame relay technology, providing flexible capacity and highly reliable end-to-end data service. The Company began offering interexchange long distance service in December 1994, Internet services in 1995, local exchange services in 1996 and integrated voice/data services via Single-T(sm) in 1997. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, expand its base of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenue because of Intermedia's ability to offer such customers integrated, cost-effective telecommunications solutions. The Company believes that during the first few years of local exchange competition, some IXCs may enter the local exchange market by becoming resellers of the Company's local services. If the IXCs pursue a resale strategy, the amount of revenue the Company realizes from carriers may increase during this period, although the Company does not depend on these IXC resale revenues to satisfy its business plan.

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

   All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA before certain charges of the Company in the near term. From 1992 through 1995, the Company achieved positive EBITDA before certain charges and increased its revenue base substantially. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA before certain charges was negative for 1996 and 1997. The Company expects EBITDA before certain charges to be positive for the full year of 1998. EBITDA before certain charges consists of earnings (loss) before extraordinary loss on early extinguishment of debt, interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and as a result the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

    In January 1998, the over-allotment option with respect to the Company's 8.5% Senior Notes (December 23, 1997 issuance) was exercised and the Company sold an additional $50.0 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

    On January 29, 1998, the Company announced a definitive multi-year agreement to become a U S West Communications' ("US West") interLATA data services provider. Under the terms of this agreement, the Company granted US West a license to utilize and market the Company's portfolio of enhanced data services.

    On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $782.2 million, including $62.3 million of transaction expenses and fees relating to certain agreements, with the final payment made March 10, 1998, and funded with the Company's existing cash reserves in March 1998. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

    On March 31, 1998, the Company acquired LDS, a regional interexchange carrier. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock, valued at approximately $137.2 million, the retirement of $15.1 million in LDS's long-term debt, and acquisition related expenses of $2.4 million. The cash portion of the acquisition was funded with the Company's existing cash reserves in March 1998. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998.

    In March 1998, the Company and Williams executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles.

    On April 29, 1998, the Company announced that it had committed resources to the Program, a plan to implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the Program which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one ICP. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs.

     In connection with the adoption of the Program, the Company recorded a restructuring charge during the second quarter of approximately $36.9 million. The Company also expensed during the second and third quarter of 1998 other business restructuring and integration costs associated with the Program in the amounts of $15.7 and $9.6 million, respectively. Management anticipates that all activities included in the Program will be completed by the end of 1999, and the Company anticipates incurring additional related business integration and restructuring costs through the end of that period, which will be excluded from the calculation of EBITDA before certain charges.

    On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. The cash portion of the acquisition was funded with the Company's existing cash reserves in April 1998. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998.

    On May 19, 1998, the Company entered into an agreement with Ameritech Communications International ("Ameritech") for the mutual provisioning of national data services.

    On May 27, 1998, the Company sold $450.0 million principal amount of its 8.6% Senior Notes in a private placement transaction. Subsequently, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50.0 million principal amount of 8.6% Senior Notes. Net proceeds to the Company, including the proceeds from the exercise of the over-allotment, amounted to approximately $488.0 million. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1998. The 8.6% Senior Notes are redeemable at the option of the Company at any time prior to June 1, 2003, in whole or in part, at the Make-Whole Price (the greater of the sum of the principal amount plus the present value of the principal, premium, and interest with respect to 8.6% Senior Notes as of June 1, 2003, and the redemption price of 8.6% Senior Notes on June 1, 2003), plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the redemption date. On or after June 1, 2003, the 8.6% Senior Notes are subject to redemption by the Company, at rates commencing at 104.3%, declining to 100% on June 1, 2006. In addition, at the option of the Company, up to 25% of the aggregate principal amount of the 8.6% Senior Notes originally issued may be redeemed at any time prior to June 1, 2001 at a redemption price of 108.6% of the principal amount thereof plus accrued and unpaid interest and Liquidation Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Qualified Equity Offerings; provided, however that at least 75% in aggregate principal remains outstanding following any such redemption and, provided further, that such redemption occurs within 90 days of the date of the closing of such offering.

   On August 18, 1998, the Company sold 8,000,000 Series F Depositary Shares (aggregate liquidation preference $200 million) each representing a 1/100th interest in a share of the Company's Series F Preferred Stock, in a private placement transaction. Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is convertible, subject to prior redemption, at any time after November 16, 1998 at the option of the holder thereof into Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

   On September 21, 1998, the Company entered into a multi-year agreement, having multiple one-year extension options, with Bell Atlantic Corporation ("Bell Atlantic"). Under the terms of this agreement, Bell Atlantic will resell Intermedia's high-speed and low-speed frame relay services under the Bell Atlantic brand. The operational alignment between the two companies should result in an integrated extension of Bell Atlantic's operations and service delivery functions, all transparent to the customer, and Bell Atlantic will be licensed to use the Company's advanced network monitoring system. Service under this agreement will begin when and if Bell Atlantic gains approval to offer long-distance services in its primary east coast markets under the Telecommunications Act of 1996.

PLAN OF OPERATION

    For the remainder of 1998, the Company believes that its revenues will be similar in amount to its revenues for the third quarter of 1998 which will include revenue growth balanced between its enhanced data and local exchange services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services was approximately $34.0 billion in 1997 in the Company's service territory. As a result of the Company's actual and planned expansion in 1998, including the acquisitions of Shared, LDS and National, the Company expects to be positioned to provide these services in markets with a total opportunity of more than $99.2 billion by the end of 1998.

    In order to develop its business more rapidly and efficiently utilize its capital resources, the Company plans to use the existing fiber optic infrastructure of other providers in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a Packet/Cell Switched Network. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, improve its EBITDA before certain charges. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                              1998          1997          1998          1997
                                                             ------        ------        ------        ------
         Revenues:
              Local network services                           22.8%         16.6%         22.3%         15.4%
              Enhanced data services                           24.7          43.3          24.4          33.2
              Interexchange services                           37.2          38.8          38.3          48.9
              Integration services                             15.3           1.3          15.0           2.5
                                                             ------------------------------------------------
                                                              100.0         100.0         100.0         100.0
         Expenses:
              Network operations                               43.5          68.8          46.9          70.4
              Facilities administration and maintenance         7.8          14.0           9.3          13.0
              Cost of goods sold                                9.9            .7           9.6           1.5
              Selling, general and administrative              30.9          35.1          31.2          39.3
              Depreciation and amortization                    27.9          22.6          27.5          20.7
              Charge off of purchased in-process R&D             --          84.2          16.4          36.3
              Business restructuring and integration            5.0            --          12.0            --
                                                             ------------------------------------------------
         Loss from operations                                 (25.0)       (125.4)        (52.9)        (81.2)
         Other income (expense):
              Interest expense                                (28.0)        (24.8)        (29.1)        (24.1)
              Other income                                      4.8           9.4           5.0          10.1
                                                             ------------------------------------------------
         Net Loss before extraordinary item                   (48.2)       (140.8)        (77.0)        (95.2)
         Extraordinary loss on early extinguishment
               of debt                                           --         (61.5)           --         (26.5)
                                                             ------------------------------------------------
         Net loss                                             (48.2)       (202.3)        (77.0)       (121.7)
              Preferred stock dividends and accretions        (15.9)        (19.5)        (13.1)        (16.4)
                                                             ------------------------------------------------
         Net loss attributable to common stockholders         (64.1)%      (221.8)%       (90.1)%      (138.1)%
                                                             ================================================

         The following table sets forth other statistical data derived from the Company's operating records:

                                                                  SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                  ------------------       ------------------
         Local and Long Distance Services: (1)
             Buildings connected (2)                                       4,331                  2,703
             Voice switches in operation                                      21                     13
             Long distance billable minutes (3)                      516,897,223            111,049,341
             Access line equivalents                                     311,898                 50,740
             Access line equivalents per local switch (4)                  7,303                  3,494

         Enhanced data services: (1)
             Data switches installed                                         164                    130
             Nodes in service (5)                                         30,266                 17,286
             NNI connections                                                 608                    366

         Employees                                                         3,678                  1,820

(1) Amounts reflected in the table are based upon information contained in the Company's operating records.

(2) Includes both on-net direct connections with Intermedia-owned fiber optic cable and on-net extended connections with leased circuits.

(3) Amount represents billable minutes for the three months ended September 30, 1998 and 1997, respectively.

(4) Calculated by dividing the number of on-switch access line equivalents by the number of switches providing local service. Excludes access lines contributed by Shared.

(5) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997:

      Revenue

      Total revenue increased 170.0% to $192.4 million for the third quarter of 1998 compared to $71.2 million for the same period in 1997. This increase was principally the result of the acquisitions of Shared, LDS, and National. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. While the Company's core strategic revenue categories continue to grow, the Company expects total revenue in the fourth quarter of 1998 to approximate the third quarter level and long term revenue growth in the aggregate to resume in 1999. The Company plans to maintain its emphasis on sales of key services such as enhanced data and local service. The Company also expects continued demand created by customers in need of Year 2000 upgrades, which is a catalyst for new systems purchases, and a positive revenue impact as a result of the network partnership agreements.

      Local network services revenue increased 270.6% to $43.8 million for the third quarter of 1998 compared to $11.8 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998 and the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 261,158 from October 1, 1997 through the end of the third quarter of 1998. The Company was certified as a CLEC in 36 states and the District of Columbia as of the end of the third quarter of 1998.

      Enhanced data services revenue increased 54.3% to $47.6 million for the third quarter of 1998 compared to $30.8 million for the same period in 1997. This increase was principally due to the acquisition of LDS during the first quarter of 1998 and the expansion of the Company's enhanced data network. The data network was expanded by 34 switches, 242 NNI connections, and 12,980 new frame relay nodes. In addition, the Company experienced an increased amount of sales in frame relay services and new web site installations.

      Interexchange services revenue increased 158.9% to $71.6 million for the third quarter of 1998 compared to $27.6 million for the same period in 1997. This increase resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998, the acquisition of National during the second quarter of 1998, strong growth in long distance switched revenue, and steady growth in interLATA transport. Interexchange revenues were negatively impacted during the third quarter of 1998 as a result of the Company's decision to exit the low margin wholesale international long distance segment. Long distance billable minutes increased to 516.9 million for the third quarter of 1998 compared to 111.0 million for the same period in 1997.

      Integration services revenue increased 2,992.2% to $29.4 million for the third quarter of 1998 compared to $1.0 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

      Operating Expenses

      Total operating expenses increased 49.7% to $240.5 million for the third quarter of 1998 compared to $160.6 million for the same period in 1997. The increase resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998 and the acquisition of National during the second quarter of 1998. The Company has recorded approximately $9.6 million in the third quarter of 1998 for the execution of the business restructuring and integration program, has increased support costs relating to the significant expansion of the Company's owned and leased networks, and has continued expansion in personnel to sustain and support the Company's growth.

      Network operations expenses increased 70.9% to $83.8 million for the third quarter of 1998 compared to $49.0 million for the same period in 1997. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. The Williams agreement positively impacted network operations expenses during 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases.

      Facilities administration and maintenance expenses increased 49.6% to $14.9 million for the third quarter of 1998 compared to $10.0 million for the same period in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The increase also resulted from support costs relating to the expansion of the Company's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in volume relating to the US West and Ameritech agreements. Facilities administration and maintenance expenses were positively impacted by the Company's exit of the wholesale interexchange business.

      Cost of Goods Sold increased 3680.1% to $19.0 million for the third quarter of 1998 compared to $.5 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

      Selling, general and administrative expenses increased 137.9% to $59.5 million for the third quarter of 1998 compared to $25.0 million for the same period in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The acquisitions of Shared, LDS, and National contributed to the increase by approximately $10.3 million, $4.3 million, and $2.4 million, respectively. The Company has experienced continued personnel growth, represented by departmental expense increases in sales of approximately $8.5 million, marketing of approximately $1.1 million, management information services of approximately $1.9 million, and customer operations and circuit design and provisioning of approximately $4.1 million. The growth in headcount was directly related to the need to support the Company's data partnership agreements.

      Depreciation and amortization expenses increased 233.3% to $53.7 million for the third quarter of 1998 compared to $16.1 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since October 1, 1997, relating to ongoing network expansion, as well as, the acquisitions Shared, LDS, and National which contributed, based on preliminary estimates, approximately $640.8 million, $143.1 million, and $146.7 million of goodwill and acquired intangibles, respectively. Additional depreciation charges of approximately $5.1 million resulted from the long-term lease of capital assets from Williams, which began during March of 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes goodwill associated with the businesses acquired.

      Charge for in-process Research & Development of $60.0 million for the third quarter of 1997 represents the amount of purchased in-process research and development ("R&D") associated with the purchase of DIGEX. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the third quarter of 1997.

      In making its purchase price allocation, the Company relied on present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. These included development, engineering, and testing activities associated with specific and substantial network projects including new router technology related to traffic management and very high speed data streams, as well as value-added services such as multicasting and new advanced web management capabilities.

      The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products and services, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value.

      Remaining development efforts for DIGEX projects include various phases of design, development, and testing. Anticipated completion dates for the projects in progress are expected to occur by the end of 1998, after which the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $.5 million in the fourth quarter of 1998.

      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue development of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is a risk associated with the completion of the projects, and there is no assurance that any will meet with either technological or commercial success. Failure to complete the in-process R&D programs would result in the loss of the expected economic return inherent in the fair value allocation.

      Business restructuring and integration expense of approximately $9.6 million was recorded by the Company during the third quarter of 1998, which consists of costs related to businesses exited and integration and other restructuring costs. Such costs were comprised primarily of network integration, back office accounting integration, information systems integration costs, and costs associated with positions scheduled to be eliminated by the second quarter of 1999. These costs represent incremental, redundant, or convergence costs that result directly from implementation of the Program but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the third quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects these additional costs to amount to approximately $33.2 million over the remainder of the Program.

      Interest Expense

      Interest expense increased 204.9% to $53.9 million for the third quarter of 1998 compared to $17.7 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.2 billion of senior notes issued from October 1, 1997 through the end of the third quarter of 1998. In addition, the Company recorded interest expense of $10.0 million during the third quarter of 1998 related to the capital lease with Williams. Also included in 1998 interest expense is $18.5 million of debt discount amortization and $1.3 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $1.8 million and $1.0 million for the three months ended September 30, 1998 and 1997, respectively.

      Other Income

      Other income increased 38.2% to $9.3 million for the third quarter of 1998 compared to $6.7 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997, the exercise of the over-allotment option with respect to the 8.5% Senior Notes in January 1998, the issuance of the 8.6% Senior Notes in May 1998, and the issuance of the Series F Preferred Stock in August 1998.

      Extraordinary Loss

      The extraordinary loss of $43.8 million recorded during the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11-1/4% Senior Notes issued in July 1997 and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

      Net Loss

      Net loss decreased 35.6% to $92.8 million for the third quarter of 1998 compared to $144.2 million for the same period in 1997. The decrease resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and National in the second quarter of 1998. In addition, the Company has realized improved operating margins as a result of the restructuring and integration program, improved product strategy, and reduced network costs due to the network partnership agreements. The Company's "on-switch" sales strategy has also contributed to the improved overall margins.

      Preferred Stock Dividends and Accretions

      Preferred stock dividends and accretions increased 120.6% to $30.6 million for the third quarter of 1998 compared to $13.9 million for the same period in 1997. The increase was due to the issuance of the two series of preferred stock issued in October 1997 and August 1998 and the conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into Common Stock. The Company recorded a charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. In addition, preferred stock dividends were paid in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

      EBITDA Before Certain Charges

      EBITDA before certain charges increased 214.1% to $15.1 million for the third quarter of 1998 compared to $(13.3) million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. These acquisitions contributed to improved EBITDA before certain charges primarily by consolidating sales forces and introducing the Company's products into additional markets. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as, through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the third quarter of 1998 as compared to the same period in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

      Revenue

      Total revenue increased 214.2% to $519.4 million for the nine months ended September 30, 1998 compared to $165.3 million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998, the acquisition of National in the second quarter of 1998, the introduction of new services, and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company expects revenue in the fourth quarter of 1998 to approximate the third quarter level and long term revenue growth to resume in 1999. The Company plans to maintain its emphasis on sales of key services such as enhanced data and local service. The Company also expects continued demand created by customers in need of Year 2000 upgrades, which is a catalyst for new systems purchases, and a positive revenue impact as a result of the network partnership agreements. In addition, the Company is continuing its integration of the recent acquisitions and further development of cross-selling programs.

      Local network services revenue increased 354.3% to $115.6 million for the nine months ended September 30, 1998 compared to $25.5 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisition of National during the second quarter of 1998, and the increased number of local customers over the same period in 1997. The number of access line equivalents increased by 261,158 from October 1, 1997 through the end of the third quarter of 1998. Additionally, the Company successfully continued its rollout of local exchange services into additional markets. The Company was certified as a CLEC in 36 states and the District of Columbia as of the end of the third quarter of 1998.

      Enhanced data services revenue increased 131.2% to $126.8 million for the nine months ended September 30, 1998 compared to $54.8 million for the same period in 1997. This increase resulted principally from the inclusion of three full quarters of enhanced data services revenues in 1998 relating to the acquisition of DIGEX compared to one quarter during the same period in 1997. In addition, the increase was attributable to the acquisition of LDS, effective April 1, 1998, and the expansion of the Company's enhanced data network by 34 switches, 242 NNI connections, and 12,980 new frame relay nodes from October 1, 1997 through the end of the third quarter of 1998.

      Interexchange services revenue increased 146.1% to $199.0 million for the nine months ended September 30, 1998 compared to $80.9 million for the same period in 1997. This increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has experienced strong growth in long distance switched revenue and steady growth in interLATA transport. Interexchange revenues were negatively impacted during the third quarter of 1998 by the Company's decision to exit the low margin wholesale long distance segment. Long distance billable minutes increased to 1,252.3 million for the first nine months of 1998 compared to 300.0 million for the same period in 1997.

      Integration services revenue increased 1,775.8% to $77.9 million for the nine months ended September 30, 1998 compared to $4.2 million for the same period in 1997. This increase resulted primarily from the acquisition of Shared during the first quarter 1998, as well as, the Company's continued focus on providing a total service package to its customers.

      Operating Expenses

      Total operating expenses increased 165.1% to $794.0 million for the nine months ended September 30, 1998 compared to $299.5 million for the same period in 1997. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The Company has recorded a one-time charge to earnings of $85.0 million during the first quarter of 1998 for purchased in-process research and development associated with the acquisition of Shared compared to a similar charge relating to the acquisition of DIGEX in the prior period of $60.0 million. Additionally, the Company recorded expenses of approximately $62.2 million in connection with the execution of the Program during the first nine months of 1998, increased support costs relating to the significant expansion of the Company's owned and leased networks, and has continued expanding its personnel to sustain and support the Company's growth.

      Network operations expenses increased 109.2% to $243.3 million for the nine months ended September 30, 1998 compared to $116.3 million for the same period in 1998. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. The Williams agreement positively impacted network operations expenses during 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases.

      Facilities administration and maintenance expenses increased 126.6% to $48.5 million for the nine months ended September 30, 1998 compared to $21.4 million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The increase also resulted from support costs relating to the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to network expansion, and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in volume relating to the US West and Ameritech agreements. Facilities administration and maintenance expenses were positively impacted by the Company's exit of the wholesale interexchange business.

      Cost of Goods Sold increased 1,867.8% to $49.9 million for the nine months ended September 30, 1998 compared to $2.5 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

      Selling, general and administrative expenses increased 149.7% to $162.2 million for the nine months ended September 30, 1998 compared to $65.0 million for the same period in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The acquisitions of Shared, LDS, and National contributed to the increase by approximately $27.2, $9.1, and $5.2, respectively. The Company has experienced continued personnel growth, represented by departmental expense increases in sales of approximately $24.5 million, marketing of approximately $3.1 million, management information services of approximately $4.7 million, and customer operations and circuit design and provisioning of approximately $11.1 million. The growth in headcount was directly related to the need to support the Company's data network partnership agreements.

      Depreciation and amortization expenses increased 316.7% to $142.8 million for the nine months ended September 30, 1998 compared to $34.3 million for the same period in 1997. This increase was principally due to additions of telecommunications equipment placed in service since October 1, 1997, relating to ongoing network expansion, as well as, the acquisitions Shared, LDS, and National which contributed, based on preliminary estimates, approximately $640.8 million, $143.1 million, and $146.7 million of goodwill and acquired intangibles, respectively. Additional depreciation charges of approximately $15.4 million resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes goodwill associated with the businesses acquired.

      Charge for in-process Research & Development of $85.0 million for the first nine months of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998.

      In making its purchase price allocation, the Company relied on present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

      The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products and services, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value.

      Remaining development efforts for Shared projects include various phases of design, development, and testing. Anticipated completion dates for the projects in progress will occur during the next two years, after which time the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $1.1 million in 1998 and $1.4 million in 1999.

      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue development of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is a risk associated with the completion of the projects, and there is no assurance that any will meet with either technological or commercial success. Failure to complete the in-process R&D programs would result in the loss of the expected return inherent in the fair value allocation.

      In connection with the purchase of DIGEX in the third quarter of 1997, the Company allocated $60.0 million of the purchase price to in-process R&D projects as described above under the caption "Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997 - Operating Expenses."

      Business restructuring and integration expense of approximately $62.2 million was recorded by the Company during the nine months ended September 30, 1998. The Company recorded a business restructuring and integration charge of $52.6 million during the second quarter of 1998, which was comprised of businesses exited, contract termination costs, and integration and other restructuring costs. During the third quarter of 1998, the Company expensed approximately $9.6 million in other business restructuring and integration costs, which consist of businesses exited and integration and other restructuring expenses. Such costs were comprised primarily of network integration and information systems integration costs. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the third quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects these additional costs to amount to approximately $33.2 million over the remainder of the Program.

      Interest Expense

      Interest expense increased 278.7% to $151.1 million for the nine months ended September 30, 1998 compared to $39.9 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.2 billion of senior notes issued from October 1, 1997, through the end of the third quarter of 1998, plus the non-cash imputed interest charges of $5.1 million related to the acquisition of Shared and $1.0 million related to the acquisition of National. In addition, the Company recorded interest expense of $29.9 million during the nine months ended September 30, 1998, related to the capital lease with Williams. Included in 1998 interest expense is

$55.5 million of debt discount amortization and $3.3 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $5.4 million and $2.5 million for the nine months ended September 30, 1998 and 1997, respectively.

      Other Income

      Other income increased 56.2% to $26.1 million for the nine months ended September 30, 1998 compared to $16.7 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997 and the exercise of the over-allotment option with respect to the 8.5% Senior Notes in January 1998, the issuance of the 8.6% Senior Notes in May 1998, and the issuance of the Series F Preferred Stock in August 1998.

      Extraordinary Loss

      The extraordinary loss of $43.8 million recorded during the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11-1/4% Senior Notes issued in July of 1997 and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

      Net Loss

      Net loss increased 98.6% to $399.7 million for the nine months ended September 30, 1998 compared to $201.2 million for the same period in 1997. The increase was principally due to the acquisition of Shared in the first quarter of 1998 and National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, business restructuring and integration expenses, and increased interest costs contributed to the increase in net loss.

      Preferred Stock Dividends and Accretions

      Preferred stock dividends and accretions increased 151.2% to $68.1 million for the nine months ended September 30, 1998 compared to $27.1 million for the same period in 1997. The increase was due to the issuance of the two series of preferred stock issued in October 1997 and August 1998 and the conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into Common Stock. The Company recorded a charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. Preferred stock dividends were paid in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

      EBITDA Before Certain Charges

      EBITDA before certain charges increased 138.5% to $15.4 million for the nine months ended September 30, 1998 compared to $(39.9) million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. These acquisitions contributed to improved EBITDA before certain charges primarily by consolidating sales forces and introducing the Company's products into additional markets. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as, through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits from the elimination of redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the third quarter of 1998 as compared to the same period in 1997.

Liquidity and Capital Resources

    The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $338.1 million and $178.7 million for the nine months ended September 30, 1998 and 1997, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) continued development of the Company's enhanced data services. During the first quarter of 1998, the Company utilized approximately $782.2 million of its available cash to complete the Shared acquisition and approximately $33.2 million of its available cash to complete the LDS acquisition. In addition, the Company utilized approximately $64.4 million of its available cash to complete the acquisition of National in April 1998.

    The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.7 million in net proceeds from the sale of senior notes and approximately $648.4 million in net proceeds from the sale of three series of preferred stock. During 1998, the Company raised approximately $537.3 million in net proceeds from the sale of senior notes, including the over-allotment exercises, and approximately $193.8 million in net proceeds from the sale of a series of preferred stock. All of the Company's issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholder's equity on the Company's balance sheet at September 30, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

    The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five-year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of the Company's network before connecting revenue-generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

    In response to the new pro-competitive telecommunications environment, the Company accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to expand its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of September 30, 1998, the Company was certified as a CLEC in 36 states plus the District of Columbia, allowing the Company to provide local exchange services in those markets, and is currently seeking CLEC certification in 12 additional states. The Company expects to expend capital for the further development of the Company's enhanced data service and interexchange service offerings.

    A portion of the Company's expansion has occurred, and may continue to occur, by means of acquisitions. In July 1997, the Company acquired DIGEX, a leading nationwide business ISP. The aggregate cash consideration for the acquisition was approximately $160.0 million and was funded with the Company's then existing cash reserves. In March 1998, the Company acquired Shared. The total aggregate cash consideration for Shared was approximately $782.2 million, which was paid out in 1998 and 1997, including certain transaction expenses and fees relating to certain agreements. This amount includes repayment of $175.6 million of Shared's outstanding bank debt (including accrued interest and outstanding fees) in connection with the consummation of the acquisition. In March 1998, the Company completed its acquisition of LDS for a purchase price of approximately $170.4 million, of which approximately $137.2 million was paid in Common Stock and approximately $33.2 million was paid in cash, including the repayment of approximately $15.1 million of LDS debt.

    On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's Common Stock valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs.

    During July and August 1998, the Company exchanged (a) approximately 2.029 million shares of its Common Stock for approximately 1.487 million Depositary Shares (each representing a 1/100th interest in a share of Series D Preferred Stock) and (b) approximately 1.423 million shares of its Common Stock for approximately 1.511 million Depositary Shares (each representing a 1/100th interest in a share of Series E Preferred Stock), pursuant to exchange agreements with certain holders of such Depositary Shares.

    On August 18, 1998, the Company sold 8,000,000 Series F Depositary Shares (aggregate liquidation preference $200 million) each representing a 1/100th interest in a share of the Company's Series F Preferred Stock, in a private placement transaction. Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is convertible, subject to prior redemption, at any time after November 16, 1998 at the option of the holder thereof into Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

    The Company expects that its EBITDA before certain charges will be positive for 1998 and that its capital requirements (estimated at approximately $400.0 million, of which approximately $338.1 million has been expended during the first nine months of 1998 which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations, the bank credit facility discussed below and/or other offerings of the Company's securities. The Company believes its business plan to be fully funded through the end of 1999. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

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

    To ensure that its computer systems and applications will function properly beyond 1999, the Company has implemented a Year 2000 program.

    As the first phase of its program, the Company conducted an inventory and assessment of its network equipment, office equipment and information management systems. While the Company believes that its equipment inventory is complete, much of the equipment utilized by Intermedia resides outside the Company's headquarters and there can be no assurance that mission critical equipment has not been overlooked.

    Based on its inventory and assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its networks, office equipment and information management systems will function properly with respect to dates in the year 2000 and thereafter. Such determinations were based, in part, on statements made by hardware and software vendors used by the Company as to the year 2000 compliance of the systems utilized by the Company. Intermedia also has conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company. Although the Company intends to conduct tests to ensure that its equipment is Year 2000 compliant, such tests will be focused principally on those systems whose failure would pose the greatest risk to the Company. Intermedia will likely not test all of its equipment and will rely upon vendor representations, if received by the Company, where tests are not conducted. There can be no assurance of the accuracy or completeness of such vendor representations.

    The Company is in the process of contacting all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company, however, has not undertaken an in-depth evaluation of its suppliers' or customers' Year 2000 preparedness and the ability of such third parties to adequately address their Year 2000 issues is outside the Company's control. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that such conversions, if not completed or improperly implemented, would not have a material adverse effect on the Company's systems.

    The Company is actively engaged in utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. The Company's objective has been to complete the Year 2000 project not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by year-end, there are elements that will not be completed until the second quarter of 1999 primarily due to limited availability of compliant software and hardware. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis. However, there can be no assurance that it will successfully implement all of the necessary upgrades in a timely manner. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems or have any adverse impact on the Company's customers or business units. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

    The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $.7 million in external personnel costs and $.9 million in internal personnel costs, both of which are being funded from available cash. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The remaining expenses are not expected to have a material effect on the results of operations. During the nine months ended September 30, 1998, the Company incurred approximately $.7 million in external staffing costs, $.7 million in internal staffing costs, and $.2 million in hardware and software costs.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and are funded on a case-by-case basis as they occur. Total costs relating to systems modification and testing associated with Year 2000 activities, including hardware and software upgrades and personnel costs, relating to Intermedia acquisitions is estimated to be $1.3 million for the fourth quarter of 1998. Internal personnel costs associated with Year 2000 activities relating to the Company's recent acquisitions were approximately $.1 million for the third quarter. It is projected that internal personnel costs associated with such Year 2000 activities relating to the acquisitions will be $.1 million for fourth quarter. Year 2000 compliance for Intermedia acquisitions will be accomplished both by remediation of systems and by conversion to compliant Intermedia systems as part of the Program. These cost estimates do not include the costs of system conversions or upgrades that are included in the Program but which may also be necessary to ensure Year 2000 compliance. Though some of these activities will not be completed until the fourth quarter of 1999, the timing is not expected to have any adverse impact on Intermedia customers or business units.

    Approximately $.5 million was spent in the third quarter on upgrades to the Company's hardware and software on an enterprise-wide basis. To date, $.4 million has been spent on upgrades for the acquired companies. Projected costs for the fourth quarter associated with hardware and software upgrades for the acquisitions of Shared, DIGEX, LDS and National Tel are $.3 million, largely in shared tenant equipment and office infrastructure upgrades.

    The Company intends to develop appropriate contingency plans should certain mission critical systems utilized by the Company or its significant suppliers fail as a result of Year 2000 issues. In addition, the Company is participating in industry wide efforts to address Year 2000 issues, the goal of which is to develop contingency plans which address not only the Company's issues but those of the telecommunications industry as a whole.

   These cost estimates do not include system upgrades that would otherwise result as part of the Company's capital expenditure program associated with integrating the acquired companies. The costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

Impact of Inflation

  Inflation has not had a significant impact on the Company's operations over the past 3 years.

The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

   On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The cases have been dormant since August 1997 when a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. See Note 9 to the Company's Condensed Consolidated Financial Statements included herein.

ITEM 2.  Changes in Securities

    On August 18, 1998, the Company sold 8,000,000 Series F Depositary Shares (aggregate liquidation preference $200 million) each representing a one-hundredth interest in a share of the Company's Series F Preferred Stock, in a private placement transaction. Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

    The Series F Preferred Stock is convertible, subject to prior redemption, at the option of the holder thereof, at any time after November 16, 1998, into Common Stock of the Company at a conversion price of $42.075 per share of Common Stock, subject to certain adjustments.

   The Series F Depositary Shares were issued and sold to the initial purchased pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers represented to the Company, among other things, that (i) it is a qualified institutional buyer ("QIB"), (ii) it is not acquiring the Series F Depositary Shares with a view to any distribution thereof that would violate the Act or the securities laws of any state of the Untied States or any other applicable jurisdiction, (iii) it will be re-offering and reselling the Series F Depositary Shares only to QIBs in reliance on the exemption from the registration requirements of the Act provided by rule 144A and to institutional accredited investors in a private placement exempt from the registration requirements of the Act, and (iv) no form of general solicitation or general advertising has been or will be used by it or any of its representatives in connection with the offer and sale of any of the Series F Depositary Shares.

    During July and August 1998, the Company exchanged approximately 2.029 million shares of Common Stock for approximately 1.487 million Depositary Shares (each representing a 1/100th interest in a share of the Company's Series D Preferred Stock) and approximately 1.423 million shares of Common Stock for approximately 1.511 million Depositary Shares (each representing a 1/100th interest in a share of the Company's Series E Preferred Stock) pursuant to exchange agreements with certain holders of such Depositary Shares. The issuance of the shares of Common Stock in exchange for the Depositary Shares was made in reliance on the exemption from registration provided by Section 3 (a) (9) of the Act for securities exchanged by an issuer with its existing security holders exclusively. No commissions or other remuneration was paid or given for soliciting such exchange.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.  Other Information
      None.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

         Number         Exhibit
         ------         -------
          2.1           Agreement and Plan of Merger, dated as of June 4, 1997,
                        among the Company, Daylight Acquisition Corp. and DIGEX.
                        Exhibit 99 (c) (1) to the Company's Schedule 14D-1 filed
                        with the Commission on June 11, 1997, is incorporated
                        herein by reference.

          2.2           Agreement and Plan of Merger, dated as of November 20,
                        1997, among the Company, Moonlight Acquisition Corp. and
                        Shared. Exhibit 99 (c) (1) to the Company's Schedule
                        14D-1 and Schedule 13D filed with the Commission on November 26, 1997, is incorporate herein by reference.

          2.3 Acquisition Agreement, dated as of December 17, 1997, among the Company and the holders of interests in the Long Distance Savers companies. Exhibit 2.3 to Amendment
                        No.1 to the Company's Registration Statement on Form S-3 filed with the commission on January 14, 1998 (No.
                        333-42999) is incorporated herein by reference.

           2.4          Agreement and Plan of Merger, dates as of February 11,
                        1998, among the Company, Sumter One Acquisition, Inc.,
                        Sumter Two Acquisition, Inc., National
                        Telecommunications of Florida, Inc., NTC, Inc. and the stockholders of National. Exhibit 2.4 to the Company's
                        Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.

           4.1          Certificate of Designation of Voting Power, Designation
                        Preferences and Relative, Participating, Optional and
                        Other Special Rights and Qualifications, Limitations and
                        Restrictions of 7% Series F Junior Convertible Preferred
                        Stock of the Company, filed with the Secretary of State of the State of Delaware on August 17, 1998. Exhibit 4.8 to the Company's Registration on Form S-3 filed with the SEC on September 4, 1998 (No. 333-62931) is incorporated herein by reference.

           4.2          Registration Rights Agreement, dated as of August 18,
                        1998, among the Company and the initial purchasers of the Series F Depositary Shares. Exhibit 4.7 to the
                        Company's Registration on Form S-3 filed with the SEC on September 4, 1998 (No. 333-62931) is incorporated herein by reference.

           4.3 Deposit Agreement, dated as of August 18, 1998, among the Company and the Continental Stock and Transfer &
                        Trust Company. Exhibit 4.9 to the Company's Registration on Form S-3 filed with the SEC on September 4, 1998 (No.
                        333-62931) is incorporated herein by reference.

          27.1          Financial Data Schedule (For SEC Use Only).

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the third quarter of 1998:

            The Company filed a Current Report on Form 8-K, dated August 4, 1998, reporting under Item 5 that it had exchanged approximately
            2.029 million shares of Common Stock for approximately 1.487 million Depositary Shares (each representing a 1/100th interest in a share of Series D Preferred Stock) and approximately .665 million shares of Common Stock for approximately .710 million Depositary Shares (each representing a 1/100th interest in a share of Series E Preferred Stock), pursuant to exchange agreements with certain holders of Depositary Shares and (b) that it commenced a private offering of $200 million liquidation preference of Series F Depositary Shares.

            The Company filed a Current Report on Form 8-K, dated August 21, 1998, reporting under Item 5 the consummation of a private offering of $200 million liquidation preference of Series F Depositary Shares.

            The Company filed a Current Report on Form 8-K, dated September 3, 1998, filing under Item 7 unaudited pro forma condensed consolidated financial statements giving effect to the Company's acquisitions of National, LDS, Shared and DIGEX and its 1997 debt and equity offerings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 16, 1998

                                INTERMEDIA COMMUNICATIONS INC.
                                         (Registrant)



                                /s/ Robert M. Manning
                                -----------------------------------------------
                                Robert M. Manning
                                Senior Vice President and Chief Financial
                                Officer



                                /s/ Jeanne M. Walters
                                ------------------------------------------------
                                Jeanne M. Walters
                                Vice President, Controller and Chief Accounting Officer