Form 10-K/A
period 1997-12-31
INTERMEDIA COMMUNICATIONS INC
filed 1999-02-01
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-K/A

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

     As of March 5, 1998, there were 17,737,738 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
Proxy Statement relating to registrant's                          Part III
Annual Meeting of Stockholders to be held on
May 20, 1998

(1)As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I

Item 1    Business....................................................    1
Item 2    Properties..................................................   23
Item 3    Legal Proceedings...........................................   24
Item 4    Submission of Matters to a Vote of Security Holders.........   24

PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   24
Item 6    Selected Financial and Other Operating Data.................   26
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   28
Item 8    Financial Statements and Supplementary Data.................   37
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   37

PART III

Item 10   Directors and Executive Officers of the Registrant..........   37
Item 11   Executive Compensation......................................   37
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................   37
Item 13   Certain Relationships and Related Transactions..............   38

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   38
          Glossary....................................................   41

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

     Intermedia's reported revenues have grown from $14.3 million in 1994 to $247.9 million in 1997, representing a compound annual growth rate of 158.8% (including the effect of acquisitions). After giving effect to the pending acquisitions of the affiliated entities known as Long Distance Savers (collectively, "LDS") and the affiliated entities known as National Tel (collectively, "National"), Intermedia will serve over 92,000 business customers nationwide and will have a force of 617 quota carrying sales personnel operating in 80 cities serviced by 102 Company sales offices.

     Through a combination of acquisitions, leased infrastructure, expansion of existing network and asset purchases, Intermedia continues to increase its customer base and network density and is continuously pursuing attractive opportunities to complement and support its existing network infrastructure and its service offerings and expand into new geographic markets. Pro forma for the pending acquisitions, Intermedia's network infrastructure includes over 200,000 access lines in service, 18 voice switches, 136 data switches, 20,209 frame relay nodes, 386 network to network interfaces ("NNIs"), including NNIs with BellSouth Telecommunications Inc. ("BellSouth"), US West Communications ("US West"), Sprint Corporation ("Sprint"), GTE Corporation ("GTE"), Bell Atlantic Nynex Corp. ("Bell Atlantic") and Southern New England Telecommunications Corp ("SNET"), and approximately 35,000 miles of nationwide long distance fiber facilities. This infrastructure is capable of delivering local, long distance, enhanced data (including frame relay and asynchronous transfer mode ("ATM")), and Internet services (including Web site management and high speed Internet connectivity) and enabled Intermedia to address $34 billion of a $222 billion national market opportunity by the end of 1997. The Company believes that at the end of 1998, its addressable market will be over $90 billion, including the impact of the acquisition of Shared Technologies Fairchild Inc. ("Shared") and the pending acquisitions of LDS and National. Management believes that continuing expansion will enable Intermedia to (i) increase the size of its addressable market to reach a significant number of new potential customers, (ii) achieve economies of scale in network operations and sales and marketing and (iii) more effectively service customers that have a presence in multiple metropolitan areas.

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

     As Intermedia continues the deployment of local/long distance voice switches to serve its rapidly growing customer base, it will realize economies of scale on its intercity network. To further improve economies of scale, Intermedia combines long distance voice traffic between switches with intercity enhanced data and Internet traffic. In addition, Intermedia plans to introduce a new class of voice products which utilize data protocols to deliver voice traffic over Intermedia's Packet/Cell Switched Network beginning in the second quarter of 1999. However, the timing of such offering will depend on a number of factors, including the maturation of industry standards and the regulatory environment, and no assurance can be given that the Company will not experience delays in launching this new product offering. These services will provide a competitive service offering to customers seeking a lower cost alternative to voice services currently provided over traditional circuit switched telecommunications networks. Intermedia believes that Packet/Cell Switched Networks, such as its own, will displace a significant portion of the national telecommunications market that is currently served over traditional circuit switched networks. Intermedia believes this new service offering, when implemented, will accelerate its penetration of the traditional voice services market and provide improved returns on its network investment.

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

     In February 1998, Intermedia entered into a definitive merger agreement with National. The total purchase price for National is approximately $151 million, subject to certain adjustments, of which 70% is payable in Intermedia Common Stock and 30% is payable in cash. National is an emerging switch-based CLEC and an established interexchange carrier providing local exchange and long distance voice services to more than 11,000 business customers concentrated in Florida's major metropolitan markets. National had revenues of $65.2 million, net income of $5.9 million and EBITDA before certain charges (as defined) of $6.8 million, unaudited, for the year ended December 31, 1997. Intermedia believes that the acquisition of National will help build critical mass in the State of Florida, one of the top five telecommunications usage states in the country, and provide an experienced team of sales professionals.

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
                                                             ========

---------------

(1) The Company is currently permitted to offer these services in 36 states and the District of Columbia.

     The market sizes set forth in the above table are not intended to provide an indication of the Company's total addressable market or the revenue potential for the Company's services. Intermedia has obtained all certifications necessary to permit the Company to provide local exchange service in 36 states and the District of Columbia. In addition, the Company's ability to offer services in its territory is limited by the size and coverage of its network and competitive factors. The Company derives its addressable market estimates by multiplying the total national market size estimated above by the percentage of the population (as derived from U.S. Census Bureau information) residing in the Company's market areas. This estimate assumes that per capita telecommunications services usage is the same in various regions of the United States. The Company estimates that its 1997 addressable market, computed under this methodology, was approximately $34 billion. Intermedia believes its 1998 addressable market to be over $90 billion, based on the same calculation, including the impact of the Shared acquisition, and the pending acquisitions of LDS and National.

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

Nevertheless, the extent to which the parameters of local competition will be determined by the Federal Communications Commission ("FCC") or by individual states remains unclear. Moreover, in light of the passage of the 1996 Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of ICPs and CLECs, including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, MCI and others in the interexchange services market, recent federal legislation permits the RBOCs to provide interexchange services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. Recently, a Federal District Court in Texas found unconstitutional certain provisions of the 1996 Act restricting the RBOCs from offering long distance service in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange services in those regions. If that decision, which has been stayed pending appeal, is permitted to stand, it could result in RBOCs providing interexchange service in their operating regions sooner than previously expected. In addition, AT&T and MCI have entered, and other interexchange carriers have announced their intent to enter, the local exchange services market, which is facilitated by the 1996 Act's resale and unbundled network element provisions. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to interexchange services or from AT&T, MCI or others with respect to local exchange services could have a material adverse effect on Intermedia's business.

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

     State Regulation. To the extent that Intermedia provides intrastate service, it is subject to the jurisdiction of the relevant state public service commissions. Intermedia currently provides some intrastate services in all 50 states and is subject to regulation by the public service commissions of those states. Intermedia is currently certificated (or certification is not required) in all 50 states and the District of Columbia to provide interexchange services. Intermedia is certified as a CLEC in 36 states and the District of Columbia. Intermedia is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions.

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

AGREEMENTS

     Interconnection Co-carrier Agreements. The Company has entered interconnection co-carrier agreements with BellSouth, SBC Communications Inc., GTE, Sprint, Bell Atlantic, Cincinnati Bell, Inc., SNET and Ameritech. These agreements were executed during 1996, 1997 and 1998 and have terms ranging from two to three years. Each of these agreements, among other things, provides for mutual and reciprocal compensation, local interconnection, resale of local exchange services, access to unbundled network elements, service provider number portability and access to operator service, directory service and 911 service, as provided for in the 1996 Act. The agreements further provide that additional terms and conditions will be set by negotiation between the parties relating to issues which arise that were not originally contemplated by the agreements. A dispute has arisen over the reciprocal compensation provisions of these interconnection co-carrier agreements and the 1996 Act, with most ILECs arguing that they are not obligated to pay CLECs -- including Intermedia -- for local calls made to ISPs. Recently, Intermedia and other CLECs have asked state regulatory commissions to resolve this dispute. To date, 25 state commissions and three federal courts have ruled on the issue finding that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter and ILECs are in the process of attempting to pursue the matter at the FCC, in federal courts and before Congress.

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

RISK FACTORS

     Limited Operations of Certain Services. Intermedia's business commenced in 1987. Substantially all of Intermedia's revenues are derived from local exchange services, enhanced data services, long distance services, integration services and certain local network services. Many of these services have only recently been initiated or their availability only recently expanded in new market areas. Intermedia is expecting to substantially increase the size of its operations in the near future. Prospective investors, therefore, have limited historical financial information about Intermedia upon which to base an evaluation of Intermedia's performance. Given Intermedia's limited operating history, there is no assurance that it will be able to compete successfully in the telecommunications business.

     History of Net Losses. The development of Intermedia's business and the expansion of its network require significant capital, operational and administrative expenditures, a substantial portion of which may be incurred before the realization of revenues. These capital expenditures will result in negative cash flow until an adequate customer base is established. Although its revenues have increased in each of the last three years, Intermedia has incurred significant increases in expenses associated with the installation of local/long distance voice switches and expansion of its fiber optic networks, services and customer base. Intermedia reported net losses attributable to Common Stockholders of approximately $20.7 million, $57.2 million and $284.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. Intermedia expects net losses to continue for the next several years. In addition, Intermedia had negative EBITDA before certain charges in 1996 and 1997. There can be no assurance that Intermedia will achieve or sustain profitability and/or positive EBITDA before certain charges in the future.

     Substantial Indebtedness. Intermedia is highly leveraged. At December 31, 1997, after giving pro forma effect to the acquisition of Shared and the pending acquisitions of LDS and National, Intermedia would have had outstanding approximately $1.5 billion in aggregate principal amount of indebtedness and other liabilities on a consolidated basis (including trade payables) and approximately $688.9 million of obligations with respect to three outstanding series of preferred stock. The degree to which Intermedia is leveraged could have important consequences to holders of the Common Stock, including the following: (i) a substantial portion of Intermedia's cash flow from operations will be dedicated to payment of the principal and interest on its indebtedness and dividends on and the redemption of outstanding preferred stock thereby reducing funds available for other purposes; (ii) Intermedia's significant degree of leverage could increase its vulnerability to changes in general economic conditions or increases in prevailing interest rates; (iii) Intermedia's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired; and (iv) Intermedia may be more leveraged than certain of its competitors, which may be a competitive disadvantage.

     Insufficiency of Earnings to Cover Fixed Charges. Intermedia's historical earnings have been insufficient to cover combined fixed charges and dividends on preferred stock by $2.3 million, $3.3 million, $19.8 million, $60.0 million and $245.7 million for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively. Combined fixed charges and dividends include interest and dividends whether paid or accrued. On a pro forma basis, after giving effect to the acquisition of Shared, the pending acquisitions of LDS and National and each of the Company's 1997 debt and equity offerings as if they had been consummated at the beginning of the year, Intermedia's earnings were insufficient to cover combined fixed charges and dividends on preferred stock by $432.7 million for the year ended December 31, 1997. Intermedia anticipates that earnings will be insufficient to cover fixed charges for the next several years. In order for Intermedia to meet its debt service obligations and its dividend and redemption obligations with respect to its outstanding preferred stock, Intermedia will need to substantially improve its operating results. There can be no assurance that Intermedia's operating results will be of sufficient magnitude to enable Intermedia to meet such debt service, dividend and redemption obligations. In the absence of such operating results, Intermedia could face substantial liquidity problems and may be required to raise additional financing through the issuance of debt or equity securities; however, there can be no assurance that Intermedia would be successful in raising such financing, or the terms or timing thereof.

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

     Consistent with its strategy, Intermedia is currently evaluating and often engages in discussions regarding various acquisition opportunities. However, as of the date hereof, other than the definitive agreements to acquire LDS and National, no agreement or agreement in principal to effect any material acquisition has been reached. These acquisitions could be funded by cash on hand and/or Intermedia's securities. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect Intermedia's funds from operations or cash available for distribution, in the short term, in the long term or both, or increase Intermedia's debt, or such an acquisition could be followed by a decline in the market value of Intermedia's securities.

     Failure to Obtain Third Party Consents in connection with an Acquisition or Merger. Intermedia has consummated a number of acquisitions over the past two years, including the acquisition of Shared, and expects to consummate additional acquisitions during the current fiscal year. In connection therewith, Intermedia may not have obtained or, as in the case of the acquisition of Shared, may have elected not to seek, and in connection with future acquisitions may elect not to seek, all required consents from third parties with respect to acquired contracts. If an acquired contract required the consent of a third party and such consent was not obtained, the third party could assert a breach of the contract. There can be no assurance that a material adverse consequence will not result from any such breach of contract claims. Intermedia believes that the failure to obtain any such third party consents should not result in any material adverse consequences to Intermedia.

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

     Dependence upon Network Infrastructure. Intermedia's success in marketing its services to business and government users requires that Intermedia provide superior reliability, capacity and security via its network infrastructure. Intermedia's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which have caused, and will continue to cause, interruptions in service or reduced capacity for Intermedia's customers. Similarly, Intermedia's ISP business relies on the availability of its network infrastructure for the provision of Internet connectivity. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on Intermedia's business, financial condition and results of operations.

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

     Need to Obtain Permits and Rights of Way to Implement Network
Expansion. Intermedia is continuing to expand its existing networks. Intermedia has identified other expansion opportunities and is currently extending the reach of its networks to pursue such opportunities. There can be no assurance that Intermedia will be able to expand its existing networks on a timely basis. The expansion of Intermedia's existing networks and its construction or acquisition of new networks will be dependent, among other things, on its ability to acquire rights-of-way and any required permits on satisfactory terms and conditions and on its ability to finance such expansion, acquisition and construction. In addition, Intermedia may require pole attachment agreements with utilities and ILECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained or obtainable on reasonable terms. These factors and others could adversely affect the expansion of Intermedia's customer base on its existing networks and commencement of operations on new networks. If Intermedia is not able to expand, acquire or construct its networks in accordance with its plans, the growth of its business would be materially adversely affected.

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

     Regulation. Intermedia is subject to varying degrees of federal, state and local regulation. Intermedia is not currently subject to price cap or rate of return regulation at the state or federal level, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its interstate network facilities. Further, the FCC issued an order holding that non-dominant carriers, such as Intermedia, are required to withdraw interstate tariffs for domestic long distance service. That order has been stayed by a federal appeals court and it is not clear at this time whether the detariffing order will be implemented. Until further action is taken by the court, Intermedia will continue to maintain tariffs for these services. In June 1997, the FCC issued another order stating that non-dominant carriers, such as Intermedia, could withdraw their tariffs for interstate access services. While Intermedia has no immediate plans to withdraw its tariff, this FCC order allows Intermedia to do so. The FCC does require Intermedia to file tariffs on an ongoing basis for international traffic.

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

     Intermedia is generally subject to certification or registration and tariff or price list filing requirements for intrastate services by state regulators. The 1996 Act and the issuance by the FCC of rules governing local competition, particularly those requiring the interconnection of all networks and the exchange of traffic among the ILEC and CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the markets for local exchange services. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing and "most favored nation" rules, as well as certain other of the FCC's interconnection rules. On October 14, 1997, the Eighth Circuit issued an order clarifying its previous decision. In this order, the Court held that ILECs have an obligation under the 1996 Act to offer other carriers access to the ILECs' network elements on an unbundled basis, but the ILECs do not have an obligation to recombine those elements for use by other carriers. The FCC's and other parties' petitions to the Supreme Court requesting review of these decisions have been granted. Most recently, on January 22, 1998, the Eighth Circuit reiterated that the FCC is bound by the pricing policies of the state regulatory commission regarding interconnections, unbundled access, resale and transport and termination of local telecommunications traffic and rebuffed what it perceived as an attempt by the FCC to condition the RBOCs' provisions of in-region long-distance service on compliance with federal pricing policies regarding these items. Even though these decisions restrict of the role of the FCC in pricing and other issues, these issues remain subject to scrutiny and oversight by state regulatory commissions.

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

     Business Combinations. Intermedia has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors who have expressed an interest in making an investment in or acquiring Intermedia and (ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of Intermedia's networks or services without necessarily requiring an additional investment in Intermedia. In addition to providing additional growth capital, management believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of, both Intermedia and the investor within the rapidly consolidating telecommunications industry. There can be no assurance that agreements for any of the foregoing will be reached.

     Change of Control. An investment, business combination or strategic alliance involving Intermedia could constitute a change of control. A change of control would require Intermedia to repay its outstanding indebtedness and one series of its outstanding preferred stock. A change of control also requires Intermedia to offer to redeem its other outstanding series of preferred stock. If a change of control does occur, there is no assurance that Intermedia would have sufficient funds, or could obtain any additional debt or equity financing necessary, to make such repayments and redemptions.

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

     Holders of shares of Common Stock are entitled to dividends, when and if declared by the Board of Directors, out of funds legally available therefor. Intermedia has never declared or paid cash dividends on its Common Stock. Intermedia intends to retain its earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's outstanding indebtedness and preferred stock restrict the payment of dividends until certain conditions are met. When such restrictions no longer exist, the decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and capital requirements and business conditions. The payment of dividends on the Common Stock is also subject to the preference applicable to the outstanding shares of the Company's preferred stock and to the preference that may be applicable to any shares of the Company's preferred stock issued in the future.

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

         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                        1993       1994        1995         1996         1997
                                       -------   --------   ----------   ----------   -----------
Selected Financial Data:
  Revenue............................  $ 8,292   $ 14,272   $   38,631   $  103,397   $   247,899
  Expenses
     Network expenses, facilities
       administration and
       maintenance, and cost of goods
       sold..........................    2,843      5,396       22,989       81,105       199,139
     Selling, general and
       administrative................    3,893      6,412       14,993       36,610        98,598
     Depreciation and amortization...    3,020      5,132       10,196       19,836        53,613
     Charge for in-process R&D(1)....       --         --           --           --        60,000
                                       -------   --------   ----------   ----------   -----------
                                         9,756     16,940       48,178      137,551       411,350
                                       -------   --------   ----------   ----------   -----------
  Loss from operations...............   (1,464)    (2,668)      (9,547)     (34,154)     (163,451)
  Other income (expense)
     Interest expense................     (844)    (1,218)     (13,767)     (35,213)      (60,662)
     Interest and other income.......      234        819        4,060       12,168        26,824
     Income tax benefit..............       --         --           97           --            --
                                       -------   --------   ----------   ----------   -----------
     Loss before extraordinary
       item..........................   (2,074)    (3,067)     (19,157)     (57,199)     (197,289)
     Extraordinary loss on early
       extinguishment of debt(2).....       --         --       (1,592)          --       (43,834)
                                       -------   --------   ----------   ----------   -----------
  Net loss...........................   (2,074)    (3,067)     (20,749)     (57,199)     (241,123)
  Preferred stock dividends and
     accretions......................       --         --           --           --       (43,742)
                                       -------   --------   ----------   ----------   -----------
     Net loss attributable to Common
       Stockholders..................  $(2,074)  $ (3,067)  $  (20,749)  $  (57,199)  $  (284,865)
                                       =======   ========   ==========   ==========   ===========

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                        1993       1994        1995         1996         1997
                                       -------   --------   ----------   ----------   -----------
Basic and diluted loss per common
  share:
     Loss before extraordinary item,
       including preferred stock
       dividends and accretions......  $ (0.29)  $  (0.34)  $    (1.91)  $    (4.08)  $    (14.46)
     Extraordinary item (2)..........       --         --         (.16)          --         (2.63)
                                       -------   --------   ----------   ----------   -----------
     Net loss per common share.......  $ (0.29)  $  (0.34)  $    (2.07)  $    (4.08)  $    (17.09)
                                       =======   ========   ==========   ==========   ===========
  Weighted average number of shares
     outstanding.....................    7,077      8,956       10,036       14,018        16,670
                                       =======   ========   ==========   ==========   ===========
Other Data:
  Earnings (loss) before interest,
     income taxes, depreciation,
     amortization and charge for
     in-process R&D ("EBITDA before
     certain charges")(3)............  $ 1,556   $  2,464   $      649   $  (14,318)  $   (49,838)
  Net cash provided by (used in)
     operating activities............  $   469   $   (416)  $   (9,695)  $   (7,756)  $   (59,073)
  Net cash provided by (used in)
     investing activities............  $  (686)  $(13,529)  $  (83,687)  $ (134,365)  $  (775,717)
  Net cash provided by (used in)
     financing activities............  $26,395   $ (3,800)  $  134,171   $  280,670   $ 1,402,167
  Capital expenditures...............  $10,486   $ 13,731   $   29,962   $  131,214   $   260,105
Transport Services:(4)
  Buildings connected(5).............      234        293          380          487         3,005
  Route miles........................      335        378          504          655           757
  Fiber miles........................   10,239     11,227       17,128       24,122        34,956
  Number of city-based networks in
     service.........................        5          6            9            9            10
Enhanced Data Services:(4)
  Nodes(6)...........................      100        900        2,300        9,777        20,209
  Cities(7)..........................       37        336          600        2,266         4,104
  Switches...........................        4         12           31           89           136
Local and Long Distance Services:(4)
  Voice switches in operation........       --          1            1            5            16
  Long distance billable minutes.....       --         --   32,912,501   69,118,148   139,437,921
  Access line equivalents............       --         --           --        7,106        81,349
Employees(4).........................       58        146          287          874         2,036

                                                               DECEMBER 31,
                                           ----------------------------------------------------
                                            1993      1994       1995       1996        1997
                                           -------   -------   --------   --------   ----------
Balance Sheet Data:
  Cash and cash equivalents(8)..........   $27,954   $10,208   $ 50,997   $189,546   $  756,923
  Working capital(9)....................    25,712     9,588     70,353    206,029      747,246
  Total assets..........................    61,219    74,086    216,018    512,940    1,874,970
  Long-term obligations and preferred
     stock (including current
     maturities)........................    11,614    16,527    165,545    358,508    1,941,219
  Total stockholders' equity............    45,987    52,033     40,254    114,230     (140,009)

---------------

1. A one time charge to earnings was recorded as a result of the purchase of in process research and development in connection with the acquisition of DIGEX.

2. The Company incurred extraordinary charges in 1995 and 1997 related to early extinguishment of debt.

3. EBITDA before certain charges consists of earnings before interest, income taxes, depreciation, amortization and charge for in-process R&D. In addition, 1995 and 1997 EBITDA before certain charges excludes an extraordinary charge of $1,592 and $43,834, respectively, related to the early extinguishment of debt. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally acceptable accounting principals and as a result the measure of EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. See the Consolidated Statements of Cash Flows included in the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

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

     All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA before certain charges of the Company in the near term. From 1992 through 1995, the Company achieved positive EBITDA before certain charges and increased its revenue base substantially. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA before certain charges was negative for 1996 and 1997. The Company expects EBITDA before certain charges to be positive for 1998.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of the Company expressed in percentages of revenue:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                1995     1996      1997
                                                                -----    -----    ------
Revenues:
  Local network services....................................     27.9%    13.1%     16.9%
  Enhanced data services....................................     18.0     30.6      34.9
  Interexchange services....................................     48.9     51.4      45.6
  Integration services......................................      5.2      4.9       2.6
                                                                -----    -----    ------
                                                                100.0    100.0     100.0
Expenses:
  Network expenses..........................................     52.1     66.8      66.3
  Facilities administration and maintenance.................      5.3      7.4      12.8
  Cost of goods sold........................................      2.1      4.2       1.2
  Selling, general and administrative.......................     38.8     35.4      39.8
  Depreciation and amortization.............................     26.4     19.2      21.6
  Charge for in-process R&D.................................       --       --      24.2
                                                                -----    -----    ------
Loss from operations........................................    (24.7)   (33.0)    (65.9)
Other income (expense):
  Interest expense..........................................    (35.6)   (34.1)    (24.5)
  Interest and other income.................................     10.5     11.8      10.8
  Income tax benefit........................................      0.2       --        --
                                                                -----    -----    ------
Loss before extraordinary item..............................    (49.6)   (55.3)    (79.6)
Extraordinary loss on early extinguishment of debt..........     (4.1)      --     (17.7)
                                                                -----    -----    ------
Net Loss....................................................    (53.7)   (55.3)    (97.3)
Preferred stock dividends and accretions....................       --       --     (17.6)
                                                                -----    -----    ------
Net loss attributable to Common Stockholders................    (53.7)%  (55.3)%  (114.9)%
                                                                =====    =====    ======

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

     The increase in revenue was derived principally from the acquisitions of EMI, NetSolve and UTT in 1996, the acquisition of DIGEX in 1997, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The increase in the level of local network services primarily related to the continued rollout of local exchange services into additional markets. The number of access line equivalents, increased from 7,106 at December 31, 1996 to 81,349 at December 31, 1997. The Company has received CLEC certification in 36 states and the District of Columbia as of December 31, 1997. The increase in the level of enhanced data services primarily resulted from the expansion of the Company's enhanced data network by 47 switches and 10,709 new frame relay nodes since January 1, 1997. In addition, the number of frame relay cities increased by 1,904 during the same time period. A portion of the revenue increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997. From December 31, 1996 to December 31, 1997, the number of fiber miles in the Company's network increased from 24,122 to 34,956 and route miles increased from 655 to 757. The increase in the level of interexchange services primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996 and the inclusion of UTT for 12 months in 1997 versus 1 month in 1996. The increase in the level of integration services primarily resulted from the Company's increased focus on providing a total service package for the customer.

     Operating expenses in total increased 199% to $411.4 million in 1997 compared to $137.6 million for the same period in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased network and the continued expansion in personnel to sustain and support the Company's growth. Of the increase, $60 million resulted from the charge for in-process research and development ("R&D") and the inclusion of EMI, NetSolve, UTT and DIGEX's operating results. EMI's operating results were included for 12 months in 1997 versus 6 months in 1996. NetSolve and UTT's operating results were included for 12 months in 1997 versus 1 month in 1996. DIGEX's operating results were included from July 1, 1997.

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

     Selling, general and administrative expenses increased 169% to $98.6 million in 1997 compared to $36.6 million for the same period in 1996. This increase primarily resulted from the Company's continued growth represented by departmental increases in sales and marketing of approximately $20.6 million, management information of approximately $1.4 million, and customer service of approximately $3.1 million and one time expenditures for employee recruitment, relocation and training and increased commissions relating to the rise in revenue for these periods. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997.

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

     Charge for in-process R&D of $60 million represents the amount of purchased in-process R&D associated with the purchase of DIGEX. In connection with this acquisition, the Company allocated $60 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the third quarter of 1997.

     In making its purchase price allocation, the Company relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. These projects included development, engineering, and testing activities associated with specific and substantial network projects including new router technology related to traffic management and very high speed data streams, as well as value-added services such as multicasting and new advanced web management capabilities.

     The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process R&D into commercially viable products and services, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value.

     Remaining development efforts for these in-process DIGEX R&D projects include various phases of design, development, and testing. The anticipated completion dates for the in-process R&D projects will occur within the next one and one half years, after which the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $345,000 in 1997 and $2.1 million in 1998.

     These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue these development efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. Failure to successfully complete the in-process R&D programs would result in the loss of the expected economic return inherent in the fair value allocation.

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

     EBITDA before certain charges decreased 248% to $(49.8) million in 1997 compared to $(14.3) million for the same period in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan, which significantly increased growth oriented expenses, prior to realizing revenue associated with these expenditures.

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

     Selling, general and administrative expense increased to $36.6 million in 1996 from $15.0 million in 1995, an increase of $21.6 million or 144%. The increase in expense is primarily related to increased sales commissions as a result of increases in sales bookings, in addition to departmental cost increases in sales of approximately $5.3 million, customer service of approximately $1.0 million, marketing of approximately $2.3 million and management information systems of approximately $.9 million along with increases in related payroll costs, including one-time recruitment, relocation and training expense. Of the increase, approximately $2.7 million was attributable to the inclusion of EMI operating results. Selling, general and administrative expense in 1996 include $.9 million of amortization of deferred compensation expense related to the Company's 1996 Long-Term Incentive Plan. Unamortized deferred compensation to be amortized into expense over approximately the next 5 years amounts to $7.6 million.

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

     EBITDA before certain charges for 1996 decreased $15.0 million in 1996 from $.6 million in 1995 to $(14.3) million in 1996. As a percentage of revenue, 1996 and 1995 EBITDA before certain charges were approximately (13.8%) and 1.7%, respectively. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan which significantly increased growth oriented expense prior to realizing revenue associated with these expenditures.

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

     Intermedia has funded a substantial portion of these expenditures through the public sale of debt and equity securities and privately placed debt. From inception through December 31, 1996, Intermedia raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 Intermedia raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock, resulting in an increase of available cash from $189.5 million at the beginning of 1997 to $756.9 million at December 31, 1997. All of these issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholders' equity on the Company's condensed consolidated balance sheet as of December 31, 1997. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

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

     In response to the new pro-competitive telecommunications environment (See "Business -- Government Regulation"), Intermedia has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. Intermedia expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of December 31, 1997, Intermedia was certified as a CLEC in 36 states and the District of Columbia, allowing Intermedia to provide local exchange services in those markets. In addition, Intermedia expects to expend capital for the further development of Intermedia's enhanced data service and interchange service offerings.

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

     Intermedia expects that its EBITDA before certain charges will be positive for 1998 and that its 1998 capital requirements (estimated as approximately $400 million which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations and the bank credit facility discussed below. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, Intermedia may determine to raise additional capital before such time. There can be no assurance, however, that Intermedia will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of Intermedia's outstanding indebtedness and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. Intermedia has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to Intermedia will be established.

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

FINANCIAL STATEMENTS -- INTERMEDIA
Report of Independent Certified Public Accountants..........   F-1
Consolidated Balance Sheets at December 31, 1996 and 1997...   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
FINANCIAL STATEMENT SCHEDULES -- INTERMEDIA
Schedule II -- Valuation and Qualifying Accounts............  F-27
FINANCIAL STATEMENTS -- SHARED
Report of Independent Auditors..............................  F-28
Consolidated Balance Sheets at December 31, 1996 and 1997...  F-31
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................  F-33
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1995, 1996 and 1997......  F-34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................  F-35
Notes to Consolidated Financial Statements..................  F-36

     The financial information of Shared is provided pursuant to Rule 3-09 of Regulation S-X and, under that Rule, is required only for 1997. Information with respect to Shared Technologies Cellular (Cellular), referred to in Note 19 to the Shared financial statements is not provided herein since it is not required with respect to the registrant, but is accessible in Cellular's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Commission").

     All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable and therefore have been omitted.

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

EXHIBITS

NUMBER    EXHIBIT
------    -------
 2.1      Agreement and Plan of Merger, dated as of June 4, 1997,
          among Intermedia, Daylight Acquisition Corp. and DIGEX,
          Incorporated. Exhibit 99(c)(1) to Intermedia's Schedule
          14D-1 filed with the Commission on June 11, 1997 is
          incorporated herein by reference.
 2.2      Agreement and Plan of Merger, dated as of November 20, 1997, by and among Intermedia, Moonlight Acquisition Corp. and
          Shared Technologies Fairchild Inc. Exhibit 99(c)(1) to
          Intermedia's Schedule 14D-1 and Schedule 13D filed with the
          Commission on November 26, 1997 is incorporated herein by
          reference.
 2.3      Acquisition Agreement, dated as of December 17, 1997, among
          Intermedia and the holders of interest in the Long Distance
          Savers companies. Exhibit 2.3 to Amendment No. 1 to
          Intermedia's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
          incorporated herein by reference.
 2.4      Agreement and Plan of Merger, dated as of February 11, 1998, among Intermedia, Sumter One Acquisition, Inc., Sumter Two
          Acquisition, Inc., National Telecommunications of Florida,
          Inc., NTC, Inc. and the stockholders of National. Exhibit
          2.4 to Intermedia's Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
 3.1      Restated Certificate of Incorporation of Intermedia,
          together with all amendments thereto. Exhibit 3.1 to
          Intermedia's Quarterly Report on Form 10-Q for the Quarter
          ended September 30, 1997 is incorporated herein by
          reference.
 3.2      By-laws of Intermedia, together with all amendments thereto.
          Exhibit 3.2 to Intermedia's Registration Statement on Form
          S-1, filed with the Commission on November 8, 1993 (No.
          33-69053) (the "Form S-1") is incorporated herein by
          reference.
 4.1      Indenture, dated as of June 2, 1995, between Intermedia and
          SunBank National Association, as trustee. Exhibit 4.1 to
          Intermedia's Registration Statement on Form S-4 filed with the Commission on June 20, 1995 (No. 33-93622) is
          incorporated herein by reference.
 4.1(a)   Amended and Restated Indenture, dated as of April 26, 1996, between Intermedia and SunTrust Bank, Central Florida,
          National Association, as trustee. Exhibit 4.1 to
          Intermedia's Current Report on Form 8-K filed with the
          Commission on April 29, 1996 is incorporated herein by
          reference.
 4.2      Indenture, dated as of May 14, 1996, between Intermedia and
          SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's
          Registration Statement on Form S-3 filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.
 4.3      Indenture, dated as of July 9, 1997, between Intermedia and
          SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on July 17, 1997 is
          incorporated herein by reference.

NUMBER    EXHIBIT
------    -------
 4.4      Indenture, dated as of October 30, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on November 6, 1997 is
          incorporated herein by reference.
 4.5      Indenture, dated as of December 23, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File No. 333-44875) filed with the
          Commission on April 18, 1996 is incorporated herein by
          reference.
 4.6      Registration Rights Agreement dated as of March 7, 1996,
          between Intermedia and Continental Stock Transfer and Trust
          Company. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on March 12, 1996 is
          incorporated herein by reference.
 4.6(a)   Amendment to Registration Rights Agreement, dated as of
          February 20, 1997 between Intermedia and Continental Stock
          Transfer & Trust Company. Exhibit 4.4(a) to Intermedia's
          Annual Report on Form 10-K for the year ended December 31,
          1996 is incorporated herein by reference.
 4.6(b)*  Amendment to Registration Rights Agreement, dated as of
          January 27, 1998 between Intermedia and Continental Stock
          Transfer & Trust Company.
10.1      1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is
          incorporated herein by reference.
10.1(a)   Amendment to 1992 Stock Option Plan dated May 20, 1993.
          Exhibit 10.1(b) to the Form S-1 is incorporated herein by
          reference.
10.1(b)*  Amendment to 1992 Stock Option Plan dated as of December 16,
          1997.
10.2      Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's
          Annual Report on Form 10-K for the year ended December 31,
          1995 (the "1995 Form 10-K") is incorporated herein by
          reference.
10.2(a)*  Amendment to Long Term Incentive Plan dated as of December
          16, 1997.
10.3*     Intermedia Communications Inc. 1997 Equity Participation
          Plan for the Benefit of Employees of DIGEX, Incorporated.
10.4*     Intermedia Communications Inc. 1997 Stock Option Plan for
          the Benefit of Employees of DIGEX, Incorporated.
10.5      David C. Ruberg Employment Agreement, dated May 1, 1993,
          between David C. Ruberg and Intermedia. Exhibit 10.2 to
          Intermedia's 1995 Form 10-K is incorporated herein by
          reference.
10.6*     Letter Agreement dated August 27, 1996 between Robert M.
          Manning and Intermedia.
10.7*     Letter Agreement dated September 23, 1996 between Robert A.
          Rouse and Intermedia.
10.8      Sublease, dated August 28, 1995, between Intermedia and
          Pharmacy Management Services, Inc. for its principal
          executive offices located at 3625 Queen Palm Drive, Tampa,
          Florida. Exhibit 10.3 to Intermedia's 1995 Form 10-K is
          incorporated herein by reference.
10.9      401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is
          incorporated herein by reference.
12*       Statement Re: Computation of Ratios.
21*       Subsidiaries of Intermedia.
23.1      Consent of Ernst & Young LLP.
23.2      Consent of Ernst & Young LLP.
23.3      Consent of Arthur Andersen LLP
23.4      Consent of Rothstein, Kass & Company, P.C.
23.5      Consent of Rothstein, Kass & Company, P.C.
27*       Financial Data Schedule (for SEC use only)
99.1      Auditors Report for Shared Technologies Cellular, Inc.

---------------

* Previously filed.

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

     EBITDA BEFORE CERTAIN CHARGES -- Earnings before interest, income taxes, depreciation, amortization, charges for in-process R&D and extraordinary charges. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally acceptable accounting principals and as a result the measure of EBITDA before certain changes presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERMEDIA COMMUNICATIONS INC.
                                          (Registrant)

                                          By:     /s/ JEANNE M. WALTERS
                                            ------------------------------------
                                                     Jeanne M. Walters
                                              Vice President, Controller, and
                                                  Chief Accounting Officer

Dated: January 29, 1999

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1997
                                                                --------    ----------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 29,896    $   53,630
  Accrued taxes.............................................       1,660         2,448
  Accrued interest..........................................       1,800         4,639
  Other accrued expenses....................................       3,710         5,792
  Advance billings..........................................       3,137         7,251
  Current portion of long-term debt.........................          55           601
  Current portion of capital lease obligations..............         477         6,870
                                                                --------    ----------
Total current liabilities...................................      40,735        81,231
Long term debt..............................................     353,449     1,224,455
Capital lease obligations...................................       4,526        20,417
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  334,420 shares issued and outstanding in 1997.............          --       323,146
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized,
  issued and outstanding in 1997............................          --       169,722
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 80,000 shares issued and
  outstanding in 1997.......................................          --       196,008
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 460,000 and 1,203,500
     shares authorized in 1996 and 1997, no shares issued...          --            --
  Series C preferred stock, $1.00 par value; 40,000 shares
     authorized, no shares issued...........................          --            --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 16,285,340 and 17,445,300 shares issued and
     outstanding in 1996 and 1997, respectively.............         163           175
  Additional paid-in capital................................     212,810       244,114
  Accumulated deficit.......................................     (91,141)     (376,006)
  Deferred compensation.....................................      (7,602)       (8,292)
                                                                --------    ----------
Total stockholders' equity (deficit)........................     114,230      (140,009)
                                                                --------    ----------
Total liabilities, redeemable preferred stock and
  stockholders' equity (deficit)............................    $512,940    $1,874,970
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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK       ADDITIONAL                                      TOTAL
                                               --------------------    PAID-IN     ACCUMULATED     DEFERRED       STOCKHOLDERS'
                                                 SHARES      AMOUNT    CAPITAL       DEFICIT     COMPENSATION   EQUITY (DEFICIT)
                                               -----------   ------   ----------   -----------   ------------   -----------------
Balance at January 1, 1995...................    9,659,188    $ 96     $ 65,131     $ (13,193)     $    --          $  52,034
 Issuance of shares of common stock for
   business combination......................      683,583       7        7,854            --           --              7,861
 Return and cancellation of escrowed shares
   issued for 1994 business combination......      (22,357)     (1)        (279)           --           --               (280)
 Exercise of stock options and warrants at
   prices ranging from $4.20 to $12.20 per
   share.....................................       39,357       1          336            --           --                337
 Issuance of detachable stock purchase
   warrants, net of issuance costs...........           --      --        1,051            --           --              1,051
 Net loss....................................           --      --           --       (20,749)          --            (20,749)
                                               -----------    ----     --------     ---------      -------          ---------
Balance at December 31, 1995.................   10,359,771     103       74,093       (33,942)          --             40,254
 Sale of common stock........................    4,674,503      47      111,671            --           --            111,718
 Issuance of shares of common stock for
   business combinations.....................      968,880      10       17,767            --           --             17,777
 Exercise of stock options and warrants at
   prices ranging from $4.20 to $27.06 per
   share.....................................       82,186       1          706            --           --                707
 Issuance of stock options under long-term
   compensation plan.........................           --      --        3,575            --       (3,575)                --
 Issuance of common stock under long-term
   compensation plan.........................      200,000       2        4,998            --       (5,000)                --
 Amortization of deferred compensation.......                   --           --            --          973                973
 Net loss....................................           --      --           --       (57,199)          --            (57,199)
                                               -----------    ----     --------     ---------      -------          ---------
Balance at December 31, 1996.................   16,285,340     163      212,810       (91,141)      (7,602)           114,230
 Exercise of stock options and warrants at
   prices ranging from $0.52 to $41.72 per
   share.....................................      908,096       9        4,961            --           --              4,970
 Issuance of 9,675 stock options under
   long-term compensation plan...............           --      --          179            --         (179)                --
 Issuance of common stock under long-term
   compensation plan.........................      165,000       2        4,948            --       (4,950)                --
 Net changes to stock options................           --      --       (2,836)           --        2,836                 --
 Amortization of deferred compensation.......           --      --           --            --        1,603              1,603
 Issuance of 1,177,837 stock options in
   connection with the DIGEX acquisition.....           --      --       19,380            --           --             19,380
 Issuance of stock warrant in conjunction
   with Shared Technologies Fairchild Inc.
   acquisition...............................           --      --        1,455            --           --              1,455
 Issuance of common stock for dividends on
   Series D Preferred Stock..................       86,864       1        3,217        (3,218)          --                 --
 Preferred stock dividends and accretions....           --      --           --       (40,524)          --            (40,524)
 Net loss....................................           --      --           --      (241,123)          --           (241,123)
                                               -----------    ----     --------     ---------      -------          ---------
Balance at December 31, 1997.................   17,445,300    $175     $244,114     $(376,006)     $(8,292)         $(140,009)
                                               ===========    ====     ========     =========      =======          =========

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

INTANGIBLE ASSETS

     Intangible assets are stated at cost and include purchased customer lists, developed technology, workforce, tradename, and goodwill. These intangible assets are amortized using the straight-line method over periods of five to ten years. Goodwill is amortized using the straight-line method over periods of eight to forty years with a weighted average of nine years at December 31, 1997.

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

     During December 1996, the Company acquired, in two separate transactions, certain assets and the related businesses of Universal Telcom, Inc. (UTT) and Netsolve, Inc. (Netsolve). The purchase price for UTT included 31,380 shares of the Company's common stock, valued at $900, and the assumption of approximately $2,000 of UTT's liabilities. NetSolve was purchased for cash of $12,800. The acquisitions were accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired, principally goodwill. The goodwill, including approximately an additional $200 for legal expenses, for these acquisitions was adjusted during the first quarter of 1997 due to the finalization of the purchase price allocation. In total, the Company recorded goodwill of approximately $3,000 and $12,200 related to the acquisitions of UTT and Netsolve, which is being amortized over an eight year period.

     During July 1997, the Company acquired DIGEX, Incorporated (DIGEX), a leading nationwide business Internet services provider. Aggregate cash consideration for the acquisition was approximately $160,000. In addition, the Company issued options and warrants for 1,177,837 shares of common stock valued at $19,380, which was included as a component of the purchase price, to replace outstanding DIGEX options. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed.

     The purchase price allocation was as follows:

Purchase Price..............................................    $179,873
Less:
Estimated fair value of DIGEX net assets acquired less
assumed liabilities.........................................       6,450
Excess of purchase price over fair value of net assets
acquired....................................................     173,423

     The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are:

                                                                                    AMORTIZATION
                                                                VALUE ALLOCATED    PERIOD IN YEARS
                                                                ---------------    ---------------
Developed Technology........................................        $ 8,000               5
Workforce...................................................          5,000              10
Tradename...................................................         11,000              10
Customer list...............................................         13,000              10
In-process (R&D)............................................         60,000              --
Goodwill....................................................         76,423              10

     The amount allocated to in-process R&D ($60,000) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use.

     The acquired in-process R&D represents the development of technologies associated with creating significant infrastructure and high bandwidth connections so that the Company can offer a range of advanced Internet services. A brief description of the three categories of in-process R&D projects is presented below:

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     - R&D Related to Next Generation Routers. These R&D projects are related to the development of technology embedded in various components of the network's connection points, primarily routers, to support greater transmission capacity. These projects were valued at approximately $36 million. These proprietary projects include the development of VIP2/40 based technology, CT3 technology, and the realization of a new routing architecture design for national deployment. As of the transaction date, the Company believed that the overall project was approximately 90% complete. At the date of acquisition, the expected costs to complete the project were approximately $207,000 in 1997 and $1.3 million in 1998.

     - R&D Related to Next Generation Web Management Services. These R&D projects are related to the development of DIGEX's next generation of web management services, and were valued at approximately $12 million. As of the transaction date, the Company believed that the overall project was approximately 75% complete. At the date of acquisition, the expected costs to complete the project were approximately $69,000 in 1997 and $420,000 in 1998.

     - Multicasting. These R&D projects are related to the development of multicasting services, and were valued at approximately $12 million. As of the transaction date, the Company believed that the overall project was approximately 70% complete. At the date of acquisition, the expected costs to complete the project were approximately $69,000 in 1997 and $420,000 in 1998.

     The components of developed technologies acquired in the DIGEX acquisition were (i) router technologies within the existing network infrastructure and (ii) web management technologies. The developed technologies were designed to provide basic Internet services and did not have the capability to provide the sophisticated, value-added services required by high-end corporate users. The developed technologies were characterized by inherent weaknesses which made them unable to support future growth requirements and continuously expanding customer operations. The following points further expand upon the nature of the developed technology.

     - Web Management. The developed technology acquired in this category was related only to the group of servers hosting customers' websites located at DIGEX's Beltsville headquarters. This site was inadequate to service the increasing number of sites under management by the Company. The current software used in the Beltsville headquarters at the time of acquisition had limited functionality and required the integration of more sophisticated tools to handle complex network management activities. The in-process R&D was considered to be a significant step forward since it involved the development, construction, and integration of an additional Web site management facility and a back-up operations center on the West coast. This technologically advanced web site management facility will incorporate new software arising from DIGEX's joint development efforts with Microsoft Corporation. Additionally, this facility will incorporate the next generation routers. These advancements will ultimately result in faster and easier installation of customers and efficient traffic management with significantly less overhead.

     - Multicasting Services. Multicasting services enable a user to send a transmission to multiple recipients at the same time. The technology involved avoids the redundancy of sending separate packets to each recipient, which results in the use of less bandwidth. The developed technology was unable to handle multicasting.

     While material progress has been made on these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

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

     On November 20, 1997, the Company, through Moonlight Acquisition Corp., a wholly-owned subsidiary of the Company, entered into a definitive merger agreement with Shared. The total purchase price for Shared is estimated to be approximately $782,122 including $62,300 of certain transaction expenses and fees relating to certain agreements. The Company initially purchased 1,100,000 shares, or 6% of Shared for $16,300 on November 20, 1997. The initial investment was recorded using the cost method.

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

     Summarized financial information of Shared was as follows:

                                                                DECEMBER 31, 1997
                                                                -----------------
Financial Position:
Current assets..............................................        $ 43,117
Property and equipment (net)................................          65,402
Intangible assets...........................................         248,790
Other assets................................................           8,887
                                                                    --------
Total assets................................................        $366,196
                                                                    ========
Current liabilities.........................................        $222,765
Long-term obligations.......................................         143,207
Redeemable preferred stock and warrants.....................          26,130
Shareholders' deficit.......................................         (25,906)
                                                                    --------
Total liabilities and shareholders' deficit.................        $366,196
                                                                    ========

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4.  INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
Goodwill....................................................    $ 28,684    $104,731
Customer lists..............................................      10,376      23,376
Tradename...................................................          --      11,000
Developed technology........................................          --       8,000
Workforce...................................................          --       5,000
                                                                --------    --------
                                                                  39,060     152,107
Less accumulated amortization...............................      (4,426)    (14,079)
                                                                --------    --------
                                                                $ 34,634    $138,028
                                                                ========    ========

     Amortization of intangibles amounted to $2,012 in 1995, $3,123 in 1996 and $9,653 in 1997.

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

     On July 9, 1997, the Company sold $606,000 principal amount at maturity of 11.25% Senior Discount Notes due 2007 (11.25% Senior Discount Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11.25% Senior Discount Notes was exercised and the Company sold an additional $43,000 principal amount at maturity of 11.25% Senior Discount Notes. The issue price of the 11.25% Senior Discount Notes was $577.48 per $1000 principal amount at maturity of the 11.25% Senior Discount Notes. Net proceeds to the Company amounted to approximately $363,000. The original issue discount is being amortized over the term of the 11.25% Senior Discount Notes using the effective interest method. Cash interest will not accrue on the 11.25% Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11.25% Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11.25% per annum. The 11.25% Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002 and are pari passu with all other senior indebtedness.

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

     The following table sets forth the computation of basic and diluted loss per common share:

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

     There were unexercised options to purchase 1,139,974 and 2,176,671 shares of common stock at December 31, 1995 and 1996, respectively. At December 31, 1997, there were unexercised options to purchase 3,533,131 shares of common stock from the Company's stock option plans (as defined in Note 9 herein) and 666,511 shares of common stock from the DIGEX stock option plan. At December 31, 1997, there were unexercised convertible preferred stock outstanding which were convertible into 7,741,872 shares of common stock. These were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

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

     Series D and E Junior Convertible Preferred Stock: On July 9, 1997, the Company sold 6,000,000 Depositary Shares (Series D Depositary Shares) (aggregate liquidation preference $150,000) each representing a one-hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock, (Series D Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500). Net proceeds to the Company amounted to approximately $167,000. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of common stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

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

     In May of 1997, the Board, on the advice of the Compensation Committee, repriced all non-director employee stock options granted before December 31, 1996 with exercise prices at or in excess of $29 to $25.875, the average of the high and low prices of the Common Stock on May 21, 1997. The Company repriced options to purchase 570,950 shares issued pursuant to the 1996 Long Term Incentive Plan and options to purchase 23,000 shares issued pursuant to the 1992 Stock Option Plan. The average exercise price of these options prior to the repricing was 30.22 per share. The repricing was deemed necessary to continue to provide non-cash incentives and retain key employees.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that Statement starting in 1995. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk-free interest rates of 6.2% in 1995 and 1996, and 6.07% in 1997; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends of 53% in 1995 and 1996 and 58% in 1997; and a weighted-average expected life of the options of five years.

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

     The Company maintains interconnection agreements with incumbent local exchange carriers (ILECs) in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of internet service providers (ISPs) in each state. During 1997, the Company billed these ILECs approximately $10,193 for these services. No payments were received as the ILECs are disputing the Company's right to bill for such services. The Company accounts for reciprocal compensation with the ILEC's, including the activity associated with the disputed Internet traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that traffic is terminated. The circumstances surrounding the disputes, including the status of similar cases, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1997, provisions have not been considered necessary by management.

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

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1997.

                                          FIRST QUARTER        SECOND QUARTER         THIRD QUARTER         FOURTH QUARTER
                                       -------------------   -------------------   --------------------   -------------------
                                         1996       1997       1996       1997       1996      1997(A)      1996       1997
                                       --------   --------   --------   --------   --------   ---------   --------   --------
                                                                 IN THOUSANDS EXCEPT PER SHARE DATA
Revenues.............................  $ 13,503   $ 43,938   $ 16,850   $ 50,132   $ 33,980   $  71,246   $ 39,064   $ 82,583
Operating expenses...................   (18,459)   (64,727)   (23,104)   (74,146)   (43,434)   (160,624)   (52,554)  (111,853)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Loss from operations.................    (4,956)   (20,789)    (6,254)   (24,014)    (9,454)    (89,378)   (13,490)   (29,270)
Other income (expense)...............    (3,937)    (6,615)    (5,989)    (5,635)    (5,051)    (10,953)    (8,068)   (10,635)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Loss before extraordinary item.......    (8,893)   (27,404)   (12,243)   (29,649)   (14,505)   (100,331)   (21,558)   (39,905)
Extraordinary loss...................        --         --         --         --         --     (43,834)        --         --
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss.............................    (8,893)   (27,404)   (12,243)   (29,649)   (14,505)   (144,165)   (21,558)   (39,905)
Preferred stock dividends and
  accretions.........................        --     (3,375)        --     (9,848)        --     (13,895)        --    (16,624)
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss attributable to common
  stockholders.......................  $ (8,893)  $(30,779)  $(12,243)  $(39,497)  $(14,505)  $(158,060)  $(21,558)  $(56,529)
                                       ========   ========   ========   ========   ========   =========   ========   ========
LOSS PER COMMON SHARE:
Loss before extraordinary item.......  $  (0.86)  $  (1.89)  $  (0.92)  $  (2.39)  $  (0.90)  $   (6.82)  $  (1.39)  $  (3.25)
Extraordinary item...................        --         --         --         --         --       (2.63)        --         --
                                       --------   --------   --------   --------   --------   ---------   --------   --------
Net loss per common share............  $  (0.86)  $  (1.89)  $  (0.92)  $  (2.39)  $  (0.90)  $   (9.44)  $  (1.39)  $  (3.25)
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

                                                 /s/ ERNST & YOUNG LLP

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

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            ---------   ---------   ---------
REVENUES:
  Shared telecommunication services......................   $ 105,248   $  96,016   $  35,176
  Telecommunication systems..............................      76,579      61,225      11,910
                                                            ---------   ---------   ---------
Total revenues...........................................     181,827     157,241      47,086
COST OF REVENUES:
  Shared telecommunication services......................      55,147      45,133      19,473
  Telecommunication systems..............................      45,209      37,439       9,399
                                                            ---------   ---------   ---------
Total cost of revenues...................................     100,356      82,572      28,872
                                                            ---------   ---------   ---------
Gross margin.............................................      81,471      74,669      18,214
Selling, general and administrative expenses.............      88,398      55,329      16,188
                                                            ---------   ---------   ---------
Operating income.........................................      (6,927)     19,340       2,026
Other income (expense):
  Merger related fees (Note 16)..........................     (62,250)         --          --
  Equity in loss of affiliates...........................        (211)     (3,927)     (1,752)
  Interest expense.......................................     (29,775)    (22,903)       (882)
  Interest income........................................          33          15         205
  Gain on sale of subsidiary stock.......................          --          --       1,375
                                                            ---------   ---------   ---------
                                                              (92,203)    (26,815)     (1,054)
                                                            ---------   ---------   ---------
(Loss) income before income tax provision and
  extraordinary item.....................................     (99,130)     (7,475)        972
Income tax provision.....................................        (380)       (783)        (45)
                                                            ---------   ---------   ---------
(Loss) income before extraordinary item..................     (99,510)     (8,258)        927
Extraordinary item, loss on early retirement of debt.....          --        (311)         --
                                                            ---------   ---------   ---------
Net (loss) income........................................     (99,510)     (8,569)        927
Preferred stock dividends................................      (4,628)     (2,366)       (398)
                                                            ---------   ---------   ---------
Net (loss) income applicable to common stockholders......   $(104,138)  $ (10,935)  $     529
                                                            =========   =========   =========
Basic and diluted (loss) income per common share:
  (Loss) income before extraordinary item................   $   (6.75)  $   (0.77)  $    0.06
  Extraordinary item.....................................          --       (0.02)         --
                                                            ---------   ---------   ---------
  Net (loss) income......................................   $   (6.75)  $   (0.79)  $    0.06
                                                            =========   =========   =========
Weighted average common shares outstanding...............      16,381      13,787       8,482
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

DEFERRED FINANCING AND DEBT ISSUANCE COSTS

     Costs incurred related to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of deferred financing and debt issuance costs included in interest expense was $1,172, $939 and $0 in 1997, 1996 and 1995, respectively.

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

     For the years ended December 31, 1997, and 1996, because of their anti-dilutive effect, the redeemable convertible preferred stock, redeemable put warrant, and all stock options have been excluded from the computation of dilutive earnings per share. In total, these common stock equivalents could have increased the number of common shares outstanding by 142 and 117 shares for the years ended December 31, 1997 and 1996, respectively, prior to any assumed common share repurchases by the Company. The following is a reconciliation of the numerator and denominator of the basic and dilutive earning per share calculation for the year ended December 31, 1995.

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

     The Credit Facility contains a number of significant convenants that, among other things, restricts the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including a limitation on capital expenditures, a minimum Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") test (as defined), a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum net worth test. As of December 31, 1997 the Company was in default on certain covenants related to its Term

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Facility and its Revolving Facility which could result in the acceleration of required payments and therefore the entire remaining balances at December 31, 1997 have been classified as current liabilities in the accompanying consolidated balance sheet (see Note 20).

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
                                                                ========         ====

     The Company is not in compliance with various debt covenants as previously described, and is therefore in default under the terms thereof. This permits the holders of such indebtedness to accelerate the maturity of such indebtedness which could cause default under such indebtedness of the Company (See Note 20).

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

              SHARED TECHNOLOGIES FAIRCHILD INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

20.  SUBSEQUENT EVENT

     On March 10, 1998 the total amount of the outstanding obligations under the Term Facility and the Revolving Facility (Note 5) of $123,905, in the aggregate, was paid in full by Intermedia. On this date Shared was released from any liens granted to the Lenders, the interest rate swap agreements entered into under the Credit Facility, and has no further obligation to the Lenders.

                                 EXHIBIT INDEX

NUMBER    EXHIBIT
------    -------
 2.1      Agreement and Plan of Merger, dated as of June 4, 1997,
          among Intermedia, Daylight Acquisition Corp. and DIGEX,
          Incorporated. Exhibit 99(c)(1) to Intermedia's Schedule
          14D-1 filed with the Commission on June 11, 1997 is
          incorporated herein by reference.
 2.2      Agreement and Plan of Merger, dated as of November 20, 1997, by and among Intermedia, Moonlight Acquisition Corp. and
          Shared Technologies Fairchild Inc. Exhibit 99(c)(1) to
          Intermedia's Schedule 14D-1 and Schedule 13D filed with the
          Commission on November 26, 1997 is incorporated herein by
          reference.
 2.3      Acquisition Agreement, dated as of December 17, 1997, among
          Intermedia and the holders of interest in the Long Distance
          Savers companies. Exhibit 2.3 to Amendment No. 1 to
          Intermedia's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
          incorporated herein by reference.
 2.4      Agreement and Plan of Merger, dated as of February 11, 1998, among Intermedia, Sumter One Acquisition, Inc., Sumter Two
          Acquisition, Inc., National Telecommunications of Florida,
          Inc., NTC, Inc. and the stockholders of National. Exhibit
          2.4 to Intermedia's Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
 3.1      Restated Certificate of Incorporation of Intermedia,
          together with all amendments thereto. Exhibit 3.1 to
          Intermedia's Quarterly Report on Form 10-Q for the Quarter
          ended September 30, 1997 is incorporated herein by
          reference.
 3.2      By-laws of Intermedia, together with all amendments thereto.
          Exhibit 3.2 to Intermedia's Registration Statement on Form
          S-1, filed with the Commission on November 8, 1993 (No.
          33-69053) (the "Form S-1") is incorporated herein by
          reference.
 4.1      Indenture, dated as of June 2, 1995, between Intermedia and
          SunBank National Association, as trustee. Exhibit 4.1 to
          Intermedia's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 20, 1995 (No.
          33-93622) is incorporated herein by reference.
 4.1(a)   Amended and Restated Indenture, dated as of April 26, 1996, between Intermedia and SunTrust Bank, Central Florida,
          National Association, as trustee. Exhibit 4.1 to
          Intermedia's Current Report on Form 8-K filed with the
          Commission on April 29, 1996 is incorporated herein by
          reference.
 4.2      Indenture, dated as of May 14, 1996, between Intermedia and
          SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's
          Registration Statement on Form S-3 filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.
 4.3      Indenture, dated as of July 9, 1997, between Intermedia and
          SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on July 17, 1997 is
          incorporated herein by reference.
 4.4      Indenture, dated as of October 30, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on November 6, 1997 is
          incorporated herein by reference.
 4.5      Indenture, dated as of December 23, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
          trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File No. 333-44875) filed with the
          Commission on April 18, 1996 is incorporated herein by
          reference.
 4.6      Registration Rights Agreement dated as of March 7, 1996,
          between Intermedia and Continental Stock Transfer and Trust
          Company. Exhibit 4.1 to Intermedia's Current Report on Form
          8-K filed with the Commission on March 12, 1996 is
          incorporated herein by reference.
 4.6(a)   Amendment to Registration Rights Agreement, dated as of
          February 20, 1997 between Intermedia and Continental Stock
          Transfer & Trust Company. Exhibit 4.4(a) to Intermedia's
          Annual Report on Form 10-K for the year ended December 31,
          1996 is incorporated herein by reference.
 4.6(b)*  Amendment to Registration Rights Agreement, dated as of
          January 27, 1998 between Intermedia and Continental Stock
          Transfer & Trust Company.
10.1      1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is
          incorporated herein by reference.

NUMBER    EXHIBIT
------    -------
10.1(a)   Amendment to 1992 Stock Option Plan dated May 20, 1993.
          Exhibit 10.1(b) to the Form S-1 is incorporated herein by
          reference.
10.1(b)*  Amendment to 1992 Stock Option Plan dated as of December 16,
          1997.
10.2      Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's
          Annual Report on Form 10-K for the year ended December 31,
          1995 (the "1995 Form 10-K") is incorporated herein by
          reference.
10.2(a)*  Amendment to Long Term Incentive Plan dated as of December
          16, 1997.
10.3*     Intermedia Communications Inc. 1997 Equity Participation
          Plan for the Benefit of Employees of DIGEX, Incorporated.
10.4*     Intermedia Communications Inc. 1997 Stock Option Plan for
          the Benefit of Employees of DIGEX, Incorporated.
10.5      David C. Ruberg Employment Agreement, dated May 1, 1993,
          between David C. Ruberg and Intermedia. Exhibit 10.2 to
          Intermedia's 1995 Form 10-K is incorporated herein by
          reference.
10.6*     Letter Agreement dated August 27, 1996 between Robert M.
          Manning and Intermedia.
10.7*     Letter Agreement dated September 23, 1996 between Robert A.
          Rouse and Intermedia.
10.8      Sublease, dated August 28, 1995, between Intermedia and
          Pharmacy Management Services, Inc. for its principal
          executive offices located at 3625 Queen Palm Drive, Tampa,
          Florida. Exhibit 10.3 to Intermedia's 1995 Form 10-K is
          incorporated herein by reference.
10.9      401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is
          incorporated herein by reference.
12*       Statement Re: Computation of Ratios.
21*       Subsidiaries of Intermedia.
23.1      Consent of Ernst & Young LLP.
23.2      Consent of Ernst & Young LLP.
23.3      Consent of Arthur Andersen LLP
23.4      Consent of Rothstein, Kass & Company, P.C.
23.5      Consent of Rothstein, Kass & Company, P.C.
27*       Financial Data Schedule (for SEC use only)
99.1      Auditors Report for Shared Technologies Cellular, Inc.

---------------

* Previously filed.