Form 10-Q/A
period 1998-03-31
INTERMEDIA COMMUNICATIONS INC
filed 1999-02-01
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED MARCH 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (813) 829-0011
                               (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]     No [ ]

             As of May 1, 1998, there were 22,043,089 shares of the
                     Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):
          Condensed Consolidated Statements of
          Operations -- Three-months ended March 31, 1998 (restated)
          and 1997....................................................     3
          Condensed Consolidated Balance Sheets -- March 31, 1998
          (restated) and December 31, 1997............................     4
          Condensed Consolidated Statements of Cash
          Flows -- Three-months ended March 31, 1998 (restated) and
          1997........................................................     5
          Notes to Condensed Consolidated Financial Statements........     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    13

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................    23

ITEM 2.   CHANGES IN SECURITIES.......................................    23

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................    23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    23

ITEM 5.   OTHER INFORMATION...........................................    23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................    24

SIGNATURES............................................................    25

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 1998          1997
                                                              -----------   -----------
                                                              RESTATED --
                                                              SEE NOTE 2
Revenues:
  Local network services....................................  $    33,677   $     5,210
  Enhanced data services....................................       36,537        11,320
  Interexchange services....................................       44,751        25,537
  Integration services......................................       21,821         1,871
                                                              -----------   -----------
                                                                  136,786        43,938
Expenses:
  Network operations........................................       71,543        30,002
  Facilities administration and maintenance.................       15,033         5,635
  Cost of goods sold........................................       13,690         1,270
  Selling, general and administrative.......................       46,347        19,526
  Depreciation and amortization.............................       40,776         8,294
  Charge off of purchased in-process R&D....................       63,000            --
                                                              -----------   -----------
                                                                  250,389        64,727
                                                              -----------   -----------
Loss from operations........................................     (113,603)      (20,789)
Other income (expense):
  Interest expense..........................................      (49,301)      (11,089)
  Other income..............................................       10,729         4,474
                                                              -----------   -----------
Net loss....................................................     (152,175)      (27,404)
Preferred stock dividends and accretions....................      (18,594)       (3,375)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $  (170,769)  $   (30,779)
                                                              ===========   ===========
Basic and diluted loss per common share:
  Net loss per common share.................................  $     (9.67)  $     (1.89)
                                                              ===========   ===========
Weighted average number of shares outstanding...............   17,653,134    16,296,744
                                                              ===========   ===========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              MARCH 31, 1998   DECEMBER 31, 1997
                                                              --------------   -----------------
                                                               RESTATED --
                                                                SEE NOTE 2
                                             ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  335,260        $  756,923
  Restricted investments....................................         7,534             6,853
  Accounts receivable, less allowance for doubtful accounts
    of $6,044 in 1998 and $4,251 in 1997....................       114,200            58,579
  Prepaid expenses and other current assets.................        18,281             6,122
                                                                ----------        ----------
         Total current assets...............................       475,275           828,477
  Telecommunications equipment..............................     1,120,706           545,380
    Less accumulated depreciation...........................      (107,918)          (81,534)
                                                                ----------        ----------
  Telecommunications equipment, net.........................     1,012,788           463,846
  Intangible assets, net....................................       915,640           138,028
  Investment in Shared Technologies Fairchild Inc...........            --           403,571
  Other assets..............................................        43,140            41,048
                                                                ----------        ----------
         Total assets.......................................    $2,446,843        $1,874,970
                                                                ==========        ==========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $   87,337        $   53,630
  Accrued taxes.............................................        16,526             2,448
  Accrued interest..........................................        19,007             4,639
  Other accrued expenses....................................        32,885             5,792
  Advance billings..........................................        12,004             7,251
  Current portion of long-term debt.........................           775               601
  Current portion of capital lease obligations..............         7,667             6,870
                                                                ----------        ----------
         Total current liabilities..........................       176,201            81,231
Long-term debt..............................................     1,292,813         1,224,455
Capital lease obligations...................................       440,297            20,417
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized in
  1997; 345,710 and 334,420 shares issued and outstanding in
  1998 and 1997, respectively...............................       334,742           323,146
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized,
  issued and outstanding in 1998 and 1997...................       169,936           169,722
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 80,000 shares issued and
  outstanding in 1998 and 1997..............................       196,759           196,008
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 460,000 and 1,211,000
    shares authorized in 1996 and 1997, respectively, no
    shares issued...........................................            --                --
  Series C preferred stock, $1.00 par value; 40,000 shares
    authorized, no shares issued............................            --                --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 20,546,482 and 17,445,300 shares issued and
    outstanding in 1998 and 1997, respectively..............           205               175
  Additional paid-in capital................................       390,565           244,114
  Accumulated deficit.......................................      (546,775)         (376,006)
  Deferred compensation.....................................        (7,900)           (8,292)
                                                                ----------        ----------
         Total stockholders' (deficit)......................      (163,905)         (140,009)
                                                                ----------        ----------
         Total liabilities, redeemable preferred stock and
           stockholders' equity (deficit)...................    $2,446,843        $1,874,970
                                                                ==========        ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE-MONTHS ENDED
                                                              -----------------------
                                                               MARCH 31,    MARCH 31,
                                                                 1998         1997
                                                              -----------   ---------
                                                              RESTATED --
                                                              SEE NOTE 2
OPERATING ACTIVITIES
Net loss....................................................   $(152,175)   $(27,404)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities
  Depreciation and amortization, including loan costs.......      41,724       8,679
  Amortization of deferred compensation.....................         392         472
  Accretion of interest on notes payable....................      18,502       5,916
  Imputed interest related to the Shared acquisition........       5,130          --
  Charge off of purchased in-process R&D....................      63,000          --
  Accretion of interest on capital lease obligations........       3,924          --
  Provision for doubtful accounts...........................       2,731       1,269
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (14,745)     (3,877)
     Prepaid expenses and other current assets..............      (2,391)        195
     Other assets...........................................        (772)     (1,024)
     Accounts payable.......................................       3,461     (12,638)
     Other accrued expenses.................................      24,362      19,228
                                                               ---------    --------
          Net cash used in operating activities.............      (6,857)     (9,184)
INVESTING ACTIVITIES
Maturities of restricted investments........................        (681)       (430)
Purchase of businesses, net of cash acquired................    (387,822)       (223)
Maturities of short-term investments........................          --         199
Purchases of telecommunications equipment...................     (76,917)    (33,110)
                                                               ---------    --------
          Net cash used in investing activities.............    (465,420)    (33,564)
FINANCING ACTIVITIES
Proceeds from sale of preferred stock, net of issuance
  costs.....................................................          --     288,875
Proceeds from issuance of long-term debt, net of issuance
  costs.....................................................      48,493          --
Exercise of stock warrants and options......................       3,913         130
Principal payments on long-term debt and capital lease
  obligations...............................................      (1,792)         56
                                                               ---------    --------
          Net cash provided by financing activities.........      50,614     289,061
Increase (decrease) in cash and cash equivalents............    (421,663)    246,313
Cash and cash equivalents at beginning of period............     756,923     189,546
                                                               ---------    --------
Cash and cash equivalents at end of period..................   $ 335,260    $435,859
                                                               =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................   $   2,664    $    135
Common stock issued as dividends on preferred stock.........       5,973          --
Common stock issued in purchase of business.................     137,176          --
Assets purchased under capital lease obligations............     417,933          --
Preferred stock issued as dividends on preferred stock......      11,290          --
Accretion of preferred stock................................         776          --

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K as amended of Intermedia Communications Inc. ("Intermedia" or the "Company") for the year ended December 31, 1997.

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

NOTE 2.  RESTATEMENT

     The management of the Company and the staff ("Staff") of the Securities and Exchange Commission (the "Commission") have had discussions with respect to the methods used to value purchased in-process research and development ("R&D") recorded and written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process R&D in connection with the Company's 1998 acquisition of Shared Technologies Fairchild Inc. ("Shared"). Initial calculations of value of the purchased in-process R&D were based on, among other things, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the purchased in-process R&D are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on purchased in-process R&D as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants and the Staff's comments for the Company to consider (i) the stage of completion of the purchased in-process R&D at the dates of acquisition, (ii) contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the purchased in-process R&D in arriving at the valuation amount. As a result of this modification, the Company has decreased the amount of the purchase price of Shared allocated to purchased in-process R&D from $85.0 million to $63.0 million. As a result, the Company increased goodwill by $22.0 million. In addition, as a further result of the discussions with the Staff referred to above, the Company reallocated $51.0 million of the purchase price of Shared, originally reported as goodwill, to customer lists and work force. The shorter lives associated with these identifiable intangible assets, coupled with the effects on goodwill of the restatement for in-process R&D, resulted in an increase in amortization expense of $0.9 million.

     The restatement resulted in the following impact on the Company's previously reported results of operations for the three month period ended March 31, 1998 (in thousands except per share data).

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 1998
                                                              --------------
Net loss:
  As previously reported....................................    $(173,263)
  Adjustment related to acquired in-process R&D.............       22,000
  Adjustment related to additional amortization of
     intangible assets......................................         (912)
                                                                ---------
  As restated...............................................    $(152,175)
                                                                =========
Net loss per share -- basic and diluted
  As previously reported....................................    $  (10.87)
  Adjustment related to acquired in-process R&D.............         1.25
  Adjustment related to additional amortization of
     intangible assets......................................        (0.05)
                                                                ---------
As restated.................................................    $   (9.67)
                                                                =========

NOTE 3.  BUSINESS ACQUISITIONS

     On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. For convenience, the operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. The effect on the Company's net loss from including the operating results of Shared from January 1, 1998 was not material. Imputed interest of $5.1 million was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589.8 million in cash, plus the retirement of $175.6 million in Shared's long-term debt, and acquisition related expenses of $16.7 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed.

     The purchase price allocation was as follows (in thousands):

Purchase price..............................................  $782,122
Less:
  Interest expense adjustment...............................     5,130
  Estimated fair value of Shared net assets acquired less
     assumed liabilities....................................    51,404
                                                              --------
Excess of purchase price over fair value of net assets
  acquired..................................................  $725,588
                                                              ========

     The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are (in thousands):

                                                                VALUE      AMORTIZATION
                                                              ALLOCATED   PERIOD IN YEARS
                                                              ---------   ---------------
Developed technology........................................  $100,000          10
Tradename...................................................    10,000           2
In-process R&D..............................................    63,000          --
Goodwill....................................................   501,588          20
Customer lists..............................................    48,000          10
Work force..................................................     3,000          10

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The amount allocated to in-process R&D ($63 million) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The acquired in-process R&D represents the development of technologies associated with creating infrastructure and the associated systems so that the Company can offer a wide range of data telecommunications services. These proprietary projects include the development of a multi-service access platform ("MSAP"). The MSAP will enable the client provisioning of multiple data services as well as the realization of Shared's existing voice services. A brief description of the three categories of in-process R&D projects is presented below:

     - Access Technology Development. These R&D projects are related to the development of access technology, including copper connectivity and deployment, DSL technology development and development of T-1 interfaces. These projects were valued at approximately $47 million. As of the transaction date, the Company believed that the overall project was approximately 80% complete. At the date of acquisition, the expected costs to complete the project were approximately $0.8 million in 1998 and $1.0 million in 1999.

     - R&D Related to Networking and Networking Management. These R&D projects are related to the development of systems related to networking management, and were valued at approximately $15 million. As of the transaction date, the Company believed that the overall project was approximately 70% complete. At the date of acquisition, the expected costs to complete the project were approximately $0.3 million in 1998 and $0.3 million in 1999.

     - Advanced Networking. These R&D projects are related to the development of advanced networking functions, and were valued at approximately $1 million. As of the transaction date, the Company believed that the overall project was approximately 25% complete. At the date of acquisition, the expected costs to complete the project were approximately $0.1 million in 1998 and $0.1 million in 1999.

     The distinction between developed technology and acquired in-process R&D is basically the difference between legacy voice technologies and the emerging data technologies that are required by Intermedia's high-end corporate users; these are very different technologies from a telecommunications perspective. The completion of the in-process R&D will enable Shared to provide new data services (asynchronous transfer mode, frame relay, Internet, and others) through Shared's existing architecture. Prior to the acquisition, Shared's services portfolio did not include data products. Historically, Shared could provide its customer base with local and long distance voice services and customer premise equipment products. However, Shared lost data revenue opportunities to its competitors.

     While material progress has been made on these projects, significant risk is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize. The developed technology was comprised of an intelligent infrastructure which integrated a host of telecommunications systems, including infrastructure (network hardware and software), service provider networks, and inter-building communications networks.

     The amortization period for the customer lists was determined based on historical customer data, including customer retention and average sales per customer. The basis for the life assigned to assembled workforce was annual turnover rates.

     On March 31, 1998, the Company acquired LDS Communications Group ("LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial and will be included in the Company's consolidated statement of operations commencing on April 1, 1998. The balance sheet as of March 31, 1998 has been included in the Company's consolidated balance sheet as of March 31, 1998. Aggregate consideration for the acquisition was approximately $16.4 million in cash, plus 2,679,874 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), valued at approximately $137.2 million and the retirement of $15 million in LDS's long-term debt. The

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($143.0 million). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

     The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of DIGEX, Incorporated ("DIGEX"), which was acquired by the Company in 1997, Shared and LDS had occurred on January 1, 1997. These pro forma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenue.....................................................  $ 166,798    $126,035
Net loss....................................................   (142,784)    (34,146)
Net loss attributable to common stockholders................   (161,378)    (38,597)
Basic and diluted net loss per common share.................      (7.93)      (2.03)

     On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $63.1 million in cash, including the repayment of approximately $2.8 million in National debt and $0.8 million in acquisition related costs incurred to date, plus 1,454,898 shares of Common Stock, valued at approximately $88.7 million.

     The 20 year amortization period assigned to the goodwill arising from the Company's acquisitions of Shared and LDS is based on the Company's analysis of their businesses. The Company considered the general stability of these companies (i.e. the length of time that these two entities have already successfully conducted business operations) particularly during periods of increasing competition and technological developments. These companies have been in operation approximately 13 and 8 years, respectively. The Company also considered the nature of their principal products and the anticipated effects of changes in future business demand for their services, due to, among other things, technological change and competition. The products and services offered by these entities are mature and have a long life expectancy. The Company believes the useful life of the associated goodwill will not be adversely affected by future competition and technological developments and that a life of 20 years is appropriate. On the other hand, DIGEX operates in an emerging Internet based marketplace and its predominant product offerings have been developed principally in the last 3-4 years and are subject to more rapid change. Consequently, a 10 year life was assigned to the goodwill arising from the acquisition of DIGEX.

NOTE 4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     In January 1998, the over-allotment option with respect to the 8.5% Senior Notes due 2008 (the "8.5% Senior Notes") was exercised and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.8 million.

     As disclosed in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997, the Company is party to various capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

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

     Future minimum payments under the capital leases at March 31, 1998 are as follows:

                                                       WILLIAMS    ALL OTHERS     TOTAL
                                                       ---------   ----------   ----------
                                                                 (IN THOUSANDS)
Nine Months ended December 31, 1998..................  $  17,648    $  7,777    $   25,425
Twelve Months ended:
1999.................................................     35,295       9,478        44,773
2000.................................................     41,178       6,612        47,790
2001.................................................     47,060       2,203        49,263
2002.................................................     52,943       1,745        54,688
2003.................................................     52,943       1,776        54,719
Thereafter...........................................    751,126       8,888       760,014
                                                       ---------    --------    ----------
                                                         998,193      38,479     1,036,672
Less amount representing interest....................   (577,509)    (11,199)     (588,708)
                                                       ---------    --------    ----------
Present value of future minimum lease payments.......    420,684      27,280       447,964
Less current portion.................................         --      (7,667)       (7,667)
                                                       ---------    --------    ----------
                                                       $ 420,684    $ 19,613    $  440,297
                                                       =========    ========    ==========

     Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

NOTE 5.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Adoption of SFAS 130 had no impact on the Company, as comprehensive income for the Company, as defined by SFAS 130, equals net income for the quarter ended March 31, 1998.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

NOTE 6.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share (in thousands, except shares and per share amounts):

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Numerator:
  Net loss..................................................  $  (152,175)    $   (27,404)
  Preferred stock dividends and accretions..................      (18,594)         (3,375)
                                                              -----------     -----------
  Numerator for basic loss per share -- loss attributable to
     common stockholders....................................     (170,769)        (30,779)
  Effect of dilutive securities.............................           --              --
                                                              -----------     -----------
  Numerator for diluted loss per share -- income
     attributable to common stockholders after assumed
     conversions............................................  $  (170,769)    $   (30,779)
                                                              ===========     ===========
Denominator:
  Denominator for basic loss per share -- weighted-average
     shares.................................................   17,653,134      16,296,744
  Effect of dilutive securities.............................           --              --
                                                              -----------     -----------
  Denominator for diluted loss per share -- adjusted
     weighted-average shares and assumed conversions........   17,653,134      16,296,744
                                                              ===========     ===========
Basic loss per common share.................................  $     (9.67)    $     (1.89)
                                                              ===========     ===========
Diluted loss per common share...............................  $     (9.67)    $     (1.89)
                                                              ===========     ===========

     Unexercised options to purchase 2,796,777 and 2,382,112 shares of Common Stock at March 31, 1998 and 1997, respectively, and outstanding convertible preferred stock, convertible into 7,741,872 shares of Common Stock at March 31, 1998, were not included in the computations of diluted loss per share because assumed exercise/conversion would be antidilutive.

NOTE 7.  CONTINGENCIES

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

     The Company is not a party to any other pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, and North Carolina. These contracts govern the reciprocal amounts to be billed between the ILECs and the Company related to terminating local traffic, which includes traffic terminating with Internet service providers ("ISPs"), on each others' networks. During 1997, the Company recognized revenue from these ILECs of approximately $10.2 million for these services. During the first quarter of 1998, the Company recognized an additional $5.4 million in revenue from these services. No payments were received as the ILECs are disputing the Company's right to bill for such services.

     The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of March 31, 1998, provisions have not been considered necessary by management.

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

NOTE 8.  SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997 filed with the Commission.

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

     Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company also utilizes the resale of ILEC local exchange services as a means of rapidly entering new markets and establishing customer relationships. These resale customers may later be migrated onto the Company's switches and network. The Company offers enhanced data services to its customers on an extensive intercity network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 433 network to network interfaces ("NNIs") and 150 data switches, Intermedia has established the most densely deployed frame relay switching network in the nation. The Company's nationwide interexchange network, which it is upgrading to provide asynchronous transfer mode ("ATM") capability, carries both its data network traffic and its voice network traffic.

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

     The development of the Company's business and the expansion of its network and systems infrastructure have resulted in substantial capital expenditures and net losses during the past several years of its operations. Network operating costs, administration and maintenance of facilities, depreciation of network capital expenditures and sales, general and administrative costs will continue to represent a large portion of the Company's expenses for the next several years. In addition, the Company is experiencing rapid growth in marketing and selling expenses consistent with the addition of new customers and an increased level of selling and marketing activity. The Company anticipates that as its customer base grows, incremental revenues will be greater than incremental operating expenses.

     All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA before certain charges of the Company in the near term. From 1992 through 1995, the Company achieved positive EBITDA before certain charges and increased its revenue base substantially. EBITDA before certain charges consists of earnings before interest, income taxes, depreciation, amortization and one-time and certain non-recurring charges such as the charge for in-process R&D. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and as a result the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA before certain charges was negative for 1997 and the first quarter of 1998. The Company expects EBITDA before certain charges to be positive for 1998.

     On January 29, 1998, the Company announced a definitive multi-year agreement to become US West Communication's ("US West") preferred interLATA data services provider. Under the terms of this preferred provider agreement, the Company will grant US West a license to utilize and market the Company's portfolio of enhanced data services.

     On March 10 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $782.1 million, including $62.3 million of certain transaction expenses and fees relating to certain agreements with the final payment made March 10, 1998 and funded with the Company's existing cash reserves in March 1998. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

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

     On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $63.1 million in cash, including the repayment of approximately $2.8 million in

National debt and $0.8 million in acquisition related costs incurred to date, plus 1,454,898 shares of Common Stock, valued at approximately $88.7 million.

PLAN OF OPERATION

     In 1998, the Company believes that its growth will be balanced among its local exchange, long distance and enhanced data services. Based on the Company's analysis of Federal Communications Commission data and its knowledge of the industry, the Company estimates that the market for local exchange, long distance and data services was approximately $34 billion in 1997 in the Company's service territory. As a result of the Company's planned expansion in 1998, including the consummation of the acquisitions of Shared, LDS and National, the Company expects to be positioned to provide these services in markets with a total opportunity of more than $90 billion by the end of 1998.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                                  THREE MONTHS ENDED
                                                            -------------------------------
                                                            MARCH 31, 1998   MARCH 31, 1997
                                                            --------------   --------------
                                                             (UNAUDITED)      (UNAUDITED)
Revenues:
  Local network services..................................        24.6%           11.8%
  Enhanced data services..................................        26.7            25.8
  Interexchange services..................................        32.7            58.1
  Integration services....................................        16.0             4.3
                                                                ------           -----
                                                                 100.0           100.0
Expenses:
  Network operations......................................        52.3            68.3
  Facilities administration and maintenance...............        11.0            12.8
  Cost of goods sold......................................        10.0             2.9
  Selling, general and administrative.....................        33.9            44.4
  Depreciation and amortization...........................        29.8            18.9
  Charge off of purchased in-process R&D..................        46.1              --
                                                                ------           -----
Loss from operations......................................       (83.1)          (47.3)
Other income (expense):
  Interest expense........................................       (36.0)          (25.2)
  Other income............................................         7.8            10.2
                                                                ------           -----

                                                                  THREE MONTHS ENDED
                                                            -------------------------------
                                                            MARCH 31, 1998   MARCH 31, 1997
                                                            --------------   --------------
                                                             (UNAUDITED)      (UNAUDITED)
Net loss..................................................      (111.3)          (62.3)
  Preferred stock dividends and accretions................       (13.6)           (7.7)
                                                                ------           -----
Net loss attributable to common stockholders..............      (124.9)%         (70.0)%
                                                                ======           =====

     The following table sets forth other statistical data derived from the Company's operating records:

                                                            MARCH 31, 1998   MARCH 31, 1997
                                                            --------------   --------------
Local and Long Distance Services:(1)
  Buildings connected(2)..................................         4,071            1,157
  Voice switches in operation.............................            19                6
  Long distance billable minutes..........................   184,227,094       87,501,080
  Access line equivalents.................................       220,587           17,385
  Access line equivalents per local switch(3).............         4,928            1,510
Enhanced data services:(1)
  Data switches installed.................................           150              100
  Frame relay cities(4)...................................         4,146            2,526
  Nodes in service(5).....................................        22,789           12,447
  NNI connections.........................................           433              293
Employees.................................................         3,329            1,026

---------------

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

     Local network services revenue increased 546% to $33.7 million for the first quarter of 1998 compared to $5.2 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998 and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 203,202 since April 1, 1997, of which 111,600 are related to the acquisition of Shared. The Company has received competitive local exchange ("CLEC") certification in 36 states plus the District of Columbia as of the end of the first quarter of 1998. Local network services revenue will be positively impacted starting in the second quarter of 1998 by the acquisition of National which closed on April 30, 1998.

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

  Operating Expenses

     Total operating expenses increased 287% to $250.4 million for the first quarter of 1998 compared to $64.8 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, increased expenditures to prepare for the expected increase in volume from the US West agreement, increased network operations expenditures related to increased traffic and increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions which are at or near capacity from an automation perspective. In addition, there has been significant expansion of the Company's owned and leased networks and the continued expansion in personnel to sustain and support the Company's growth. Operating expenses will be impacted starting in the second quarter by the acquisition of both LDS and Shared.

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

     Selling, general and administrative expenses increased 137% to $46.3 million for the first quarter of 1998 compared to $19.5 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997 and the acquisition of Shared in the first quarter of 1998. The acquisitions of DIGEX and Shared contributed to the increase by approximately $8.3 million and $8.6 million, respectively. In addition, the increase was due to the Company's continued growth, the increase in costs to prepare for the US West agreement, and continued personnel growth represented by departmental increases in sales of approximately $7.2 million, marketing of approximately $0.8 million, management information services of approximately $1.1 million, and customer service of approximately $2.5 million. Other increases of approximately $10.2 million relate to one time expenditures for employee recruitment, relocation, training, and increased commissions, relating to the rise in revenues for these periods. These expenses were also negatively impacted from the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions which are at or near capacity from an automation perspective.

     Depreciation and amortization expenses increased 392% to $40.8 million for the first quarter of 1998 compared to $8.3 million for the same period in 1997. This increase was principally from additions to telecommunications equipment placed in service since April 1, 1997, relating to ongoing network expansion, as well as the DIGEX acquisition, the Shared acquisition and the LDS acquisition which contributed, based on preliminary estimates, approximately $113.3 million, $662.6 million and $141 million of intangibles, respectively. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network, depreciates the capital assets leased from Williams and amortizes intangibles associated with the businesses acquired. Previously reported amortization expense has been restated as a result of the Company's restatement of the charge for in-process R&D and restatement for the reallocation of goodwill to identifiable intangible assets discussed below.

     Charge for in-process R&D of $63.0 million represents the amount of purchased in-process R&D associated with the purchase of Shared. In connection with this acquisition, the Company allocated $63.0 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In previously issued financial statements, the Company recorded a charge for purchased in-process R&D of $85.0 million in connection with the acquisition of Shared. After discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for purchased in-process R&D to $63.0 million. This reduction has been reallocated to goodwill. In addition, the Company reallocated $51.0 million of the Shared purchase price to other intangibles. The Company's condensed consolidated financial statements have been restated to reflect such adjustments as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

     In making its purchase price allocation, the Company relied on present value calculations of income and cash flow, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

     Remaining development efforts for Shared projects include various phases of design, development, and testing. Anticipated completion dates for the in-process R&D projects will occur during the next two years, after which time the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $1.2 million in 1998 and $1.4 million in 1999.

     These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue these development efforts and believes the Company has a reasonable chance of successfully completing the in-process R&D programs. However, there is a risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. Failure to complete the in-process R&D would result in the loss of the expected return inherent in the fair value allocation.

  Interest Expense

     Interest expense increased 345% to $49.3 million for the first quarter of 1998 compared to $11.1 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.3 billion of senior notes issued by the Company in 1997 and in January 1998, the non-cash imputed interest charge of $5.1 million related to the acquisition of Shared and the interest related to the capital lease with Williams. Included in 1998 interest expense is $18.5 million of debt discount amortization and $0.9 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $2.0 million and $0.8 million for the three months ended March 31, 1998 and 1997, respectively.

  Other Income

     Other income increased 140% to $10.7 million for the first quarter of 1998 compared to $4.5 million for the same period in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997 and the exercise of the over-allotment option with respect to the 8.5% Senior Notes in January 1998.

  Net Loss

     Net loss increased 455% to $152.2 million for the first quarter of 1998 compared to $27.4 million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, and the acquisition of Shared in the first quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, and increased interest costs contributed to the increase.

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

  EBITDA Before Certain Charges

     EBITDA before certain charges increased 21.3% to $(9.8) million for the first quarter of 1998 compared to $(12.5) million for the same period in 1997. This increase was the result of the acquisition of Shared and the decrease in network operation expenses, facilities administration and maintenance expenses and selling, general and administrative expenses as a percentage of revenue in the first quarter of 1998 as compared to the same period in 1997.

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

     The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock. All of these issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholders' equity on the Company's condensed consolidated balance sheet at March 31, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

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

     In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of March 31, 1998, the Company was certified as a CLEC in 36 states and the District of Columbia, allowing the Company to provide local exchange services in those markets. In addition, the Company expects to expend capital for the further development of the Company's enhanced data service and interchange service offerings.

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

     On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. The aggregate consideration for the acquisition was approximately $151.8 million, of which approximately $88.7 million was paid by delivering approximately 1.5 million shares of Common Stock and approximately $63.1 million was paid in cash, including the repayment of approximately $2.8 million in National debt and $0.8 million in acquisition related costs incurred to date.

     The Company expects that it will be EBITDA before certain charges positive for 1998 and that its 1998 capital requirements (estimated as approximately $400 million which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations, the bank credit facility discussed below and/or other offerings of the Company's debt securities. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

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

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997.

                                    PART II

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

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The cases have been dormant since August 1997 when a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. See Item 3 of the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

     On March 31, 1998, the Company acquired LDS for approximately $168.6 million including 2,679,874 shares of Common Stock (the "LDS Shares"), valued at approximately $137.2 million. The LDS Shares were issued by the Company to the former shareholders of LDS (the "LDS Shareholders"). The number of LDS Shares payable to the LDS Shareholders was based upon the provisions in the Acquisition Agreement dated as of December 17, 1997 by and among the Company and the LDS Shareholders that set forth (i) the purchase price, (ii) the adjustments to be made to the purchase price, (iii) the portion of the purchase price to be paid by the issuance of Common Stock and (iv) that the Common Stock to be delivered to the LDS Shareholders shall be deemed to be valued at $51.1875 per share. The LDS Shares were transferred to the LDS Shareholders pursuant to an exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended. Prior to the issuance of the LDS Shares, the LDS Shareholders represented to the Company that: (i) they are acquiring the LDS Shares for their own account for investment and without any view to any distribution thereof;
(ii) they understand that they must bear the economic risk of their investment in the LDS Shares for an indefinite period of time; and (iii) they are aware of the Company's business affairs and financial condition and have acquired sufficient information about the Company to reach an informed and knowledgeable decision to acquire the LDS Shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER        EXHIBIT
------        -------
  2.1    --   Agreement and Plan of Merger dated as of February 11, 1998 among Intermedia, Sumter One Acquisition, Inc., Sumter Two
              Acquisition, Inc., National Telecommunications of Florida,
              Inc., NTC, Inc. and the stockholders of National. Exhibit
              2.4 to Intermedia's Form S-3 (No. 333-46369) filed with the
              Commission on February 13, 1998 is incorporated by
              reference.
  3.1    --   Restated Certificate of Incorporation of the Company,
              together with all amendments thereto. Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the Quarter
              ended September 30, 1997 is incorporated herein by
              reference.
  3.2    --   By-laws of the Company, together with all amendments
              thereto. Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-64053) is incorporated herein by
              reference.
   27    --   Financial Data Schedule (For Commission Use Only)

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERMEDIA COMMUNICATIONS INC.
                                          (Registrant)


                                                  /s/ JEANNE M. WALTERS
                                          --------------------------------------
                                                    Jeanne M. Walters
                                                Vice President, Controller
                                               and Chief Accounting Officer

Dated: January 29, 1999