Form 10-Q/A
period 1998-06-30
INTERMEDIA COMMUNICATIONS INC
filed 1999-02-01
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 (813) 829-0011
                                Telephone Number

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

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                      PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):
          Condensed Consolidated Statements of Operations -- Three and
          six months ended June 30, 1998 (restated) and 1997..........    3
          Condensed Consolidated Balance Sheets -- June 30, 1998
          (restated) and December 31, 1997............................    4
          Condensed Consolidated Statements of Cash Flows -- Six
          months ended June 30, 1998 (restated) and 1997..............    5
          Notes to Condensed Consolidated Financial Statements........    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   16

                        PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................   31

ITEM 2.   CHANGES IN SECURITIES.......................................   31

ITEM 3.   DEFAULT UPON SENIOR SECURITIES..............................   31

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   31

ITEM 5.   OTHER INFORMATION...........................................   32

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................   32

SIGNATURES............................................................   34

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
                                              -------------   -------------   -------------   -------------
                                                RESTATED                        RESTATED
                                               SEE NOTE 2                      SEE NOTE 2
                                                                       (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Revenues:
  Local network services....................   $    38,193     $     8,433     $    71,869     $    13,642
  Enhanced data services....................        42,668          12,667          79,205          23,988
  Interexchange services....................        82,747          27,703         127,498          53,240
  Integration services......................        26,622           1,329          48,443           3,200
                                               -----------     -----------     -----------     -----------
                                                   190,230          50,132         327,015          94,070
Expenses:
  Network operations........................        88,015          37,261         159,557          67,263
  Facilities administration and
     maintenance............................        18,536           5,790          33,568          11,424
  Cost of goods sold........................        17,218             764          30,909           2,034
  Selling, general and administrative.......        56,402          20,452         102,747          39,978
  Depreciation and amortization.............        50,215           9,879          90,991          18,174
  Charge off of purchased in-process R&D....            --              --          63,000              --
  Business restructuring, integration and
     other charges..........................        50,081              --          50,081              --
                                               -----------     -----------     -----------     -----------
                                                   280,467          74,146         530,853         138,873
                                               -----------     -----------     -----------     -----------
Loss from operations........................       (90,237)        (24,014)       (203,838)        (44,803)
Other income (expense):
  Interest expense..........................       (47,858)        (11,117)        (97,159)        (22,206)
  Other income..............................         6,040           5,482          16,770           9,956
                                               -----------     -----------     -----------     -----------
Net loss....................................      (132,055)        (29,649)       (284,227)        (57,053)
Preferred stock dividends and accretions....       (18,876)         (9,848)        (37,471)        (13,223)
                                               -----------     -----------     -----------     -----------
Net loss attributable to common
  stockholders..............................   $  (150,931)    $   (39,497)    $  (321,698)    $   (70,276)
                                               ===========     ===========     ===========     ===========
Basic and diluted net loss per common
  share.....................................   $     (3.49)    $     (1.19)    $     (8.17)    $     (2.15)
                                               ===========     ===========     ===========     ===========
Weighted average number of shares
  outstanding...............................    43,300,889      33,056,966      39,373,704      32,694,576
                                               ===========     ===========     ===========     ===========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                                               RESTATED
                                                              SEE NOTE 2
                                                                     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE INFORMATION)
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  569,203    $  756,923
  Restricted investments....................................       8,339         6,853
  Accounts receivable, less allowance for doubtful accounts
     of $18,391 in 1998 and $4,251 in 1997..................     132,818        58,579
  Prepaid expenses and other current assets.................      19,877         6,122
                                                              ----------    ----------
          Total current assets..............................     730,237       828,477
  Telecommunications equipment..............................   1,246,879       545,380
  Less accumulated depreciation.............................    (140,207)      (81,534)
                                                              ----------    ----------
  Telecommunications equipment, net.........................   1,106,672       463,846
  Intangible assets, net....................................   1,059,589       138,028
  Investment in Shared Technologies Fairchild Inc...........          --       403,571
  Other assets..............................................      53,892        41,048
                                                              ----------    ----------
          Total assets......................................  $2,950,390    $1,874,970
                                                              ==========    ==========
      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   86,668    $   53,630
  Other accrued expenses....................................     105,281        20,130
  Current portion of long-term debt and capital lease
     obligations............................................       9,355         7,471
                                                              ----------    ----------
          Total current liabilities.........................     201,304        81,231
Long-term debt and capital lease obligations................   2,252,473     1,244,872
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized in
  1997; 357,371 and 334,420 shares issued and outstanding in
  1998 and 1997, respectively...............................     346,654       323,146
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized,
  issued and outstanding in 1998 and 1997...................     170,135       169,722
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 80,000 shares issued and
  outstanding in 1998 and 1997..............................     197,003       196,008
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 460,000 and 1,211,000
     shares authorized in 1997 and 1998, respectively, no
     shares issued..........................................          --            --
  Series C preferred stock, $1.00 par value; 40,000 shares
     authorized, no shares issued...........................          --            --
  Common stock, $.01 par value; 150,000,000 shares
     authorized; 44,392,120 and 34,890,600 shares issued and
     outstanding in 1998 and 1997, respectively.............         222           175
  Additional paid-in capital................................     487,785       244,114
  Accumulated deficit.......................................    (697,704)     (376,006)
  Deferred compensation.....................................      (7,482)       (8,292)
                                                              ----------    ----------
          Total stockholders' deficit.......................    (217,179)     (140,009)
                                                              ----------    ----------
          Total liabilities, redeemable preferred stock and
            stockholders' equity (deficit)..................  $2,950,390    $1,874,970
                                                              ==========    ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1998   JUNE 30, 1997
                                                              -------------   -------------
                                                                RESTATED
                                                               SEE NOTE 2
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................    $(284,227)      $(57,053)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       93,003         18,943
     Amortization of deferred compensation..................          810            722
     Non cash items included in business restructuring,
      integration and other charges.........................       11,883             --
     Accretion of interest on notes payable and capital
      leases................................................       40,902         11,833
     Imputed interest related to the business
      acquisitions..........................................        6,164             --
     Charge off of purchased in-process R&D.................       63,000             --
     Provision for doubtful accounts........................        6,884          2,947
     Changes in operating assets and liabilities:
     Accounts receivable....................................      (27,908)       (10,510)
     Prepaid expenses and other current assets..............       (4,058)        (1,057)
     Other assets...........................................       (1,293)        (1,000)
     Accounts payable.......................................       (4,612)        (2,095)
     Accrued expenses.......................................       36,034          4,041
                                                                ---------       --------
Net cash used in operating activities.......................      (63,418)       (33,229)
INVESTING ACTIVITIES
  Purchases of restricted investments.......................         (677)            --
  Maturities of restricted investments......................           --          9,989
  Purchase of businesses, net of cash acquired..............     (463,817)          (165)
  Maturities of short-term investments......................           --            397
  Purchases of telecommunications equipment.................     (198,798)      (107,022)
                                                                ---------       --------
Net cash used in investing activities.......................     (663,292)       (96,801)
FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of issuance
     costs..................................................           --        288,164
  Proceeds from issuance of long-term debt, net of issuance
     costs..................................................      537,303             --
  Exercise of stock warrants and options....................        5,798            247
  Principal payments on long-term debt and capital lease
     obligations............................................       (4,111)           (64)
                                                                ---------       --------
Net cash provided by financing activities...................      538,990        288,347
Increase (decrease) in cash and cash equivalents............     (187,720)       158,317
Cash and cash equivalents at beginning of period............      756,923        189,546
                                                                ---------       --------
Cash and cash equivalents at end of period..................    $ 569,203       $347,863
                                                                =========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................    $  15,173       $ 11,181
Common stock issued as dividends on preferred stock.........       12,493             --
Common stock issued in purchase of business.................      225,925             --
Assets purchased under capital lease obligations............      422,051             --
Preferred stock issued as dividends on preferred stock......       22,954         12,938
Accretion of preferred stock................................        1,466            210

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

STOCK SPLIT

     All share and per share information presented herein and in the Company's Condensed Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of the Company's common stock, par value $.01 per share (the "Common Stock"), on June 15, 1998, paid in the form of a stock dividend, to holders of record on June 1, 1998.

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

NOTE 2.  RESTATEMENT

     The management of the Company and the staff ("Staff") of the Securities and Exchange Commission (the "Commission") have had discussions with respect to the methods used to value purchased in-process research and development ("R&D") recorded and written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process R&D in connection with the Company's 1998 acquisition of Shared Technologies Fairchild Inc. ("Shared"). Initial calculations of value of the purchased in-process R&D were based on, among other things, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the purchased in-process R&D are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on purchased in-process R&D as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants and the Staff's comments for the Company to consider (i) the stage of completion of the purchased in-process R&D at the dates of acquisition, (ii) contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the purchased in-process R&D in arriving at the valuation amount. As a result of this modification, the Company has decreased the amount of the purchase price of Shared allocated to purchased in-process R&D from $85.0 million to $63.0 million for the three months ended March 31, 1998. As a result, the Company increased goodwill by $22.0 million. In

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES addition, as a further result of the discussions with the Staff, referred to above, the Company reallocated $51.0 million of the purchase price of Shared, originally reported as goodwill, to customer lists and work force. The shorter lives associated with these identifiable intangible assets, coupled with the effects on goodwill of the restatement for in-process R&D, resulted in an increase in amortization expense of $0.9 million and $1.8 million for the three and six month periods ended June 30, 1998, respectively. Finally, the Company reduced the business restructuring charge by $2.5 million.

     The restatement resulted in the following impact on the Company's previously reported results of operations for the three and six month periods ended June 30, 1998 (in thousands except per share data).

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 1998   JUNE 30, 1998
                                                              -------------   -------------
Net loss:
  As previously reported....................................    $(133,612)      $(306,872)
  Adjustment to purchased in-process R&D....................           --          22,000
  Adjustment related to additional amortization of
     intangible assets......................................         (913)         (1,825)
  Adjustment to business restructuring, integration and
     other charges..........................................        2,470           2,470
                                                                ---------       ---------
  As restated...............................................    $(132,055)      $(284,227)
                                                                =========       =========
Net loss per share -- basic and diluted
  As previously reported....................................    $   (3.52)      $   (8.75)
  Adjustment to purchased in-process R&D....................           --            0.56
  Adjustment related to additional amortization of
     intangible assets......................................         (.03)          (0.05)
  Adjustment to business restructuring, integration and
     other charges..........................................          .06             .07
                                                                ---------       ---------
  As restated...............................................    $   (3.49)      $   (8.17)
                                                                =========       =========

NOTE 3.  BUSINESS ACQUISITIONS

     On March 10 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. For convenience, the operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. The effect on the Company's net loss from including the operating results of Shared from January 1, 1998 was not material. Imputed interest of $5.1 million was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589.8 million in cash, plus the retirement of $175.6 million in Shared's long-term debt and acquisition related expenses of $16.7 million. The acquisition was accounted for by the purchase method of accounting with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill.

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
                                                              ========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

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

     The amount allocated to in-process R&D ($63.0 million) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The developed technology was comprised of an intelligent infrastructure which integrated a host of telecommunications systems, including infrastructure (network hardware and software), service provider networks, and inter-building communications networks. The acquired in-process R&D represents the development of technologies associated with creating infrastructure and the associated systems so that the Company can offer a wide range of data telecommunications services. These proprietary projects include the development of a multi-service access platform ("MSAP"). The MSAP will enable the client provisioning of multiple data services as well as the realization of Shared's existing voice services. A brief description of the three categories of in-process R&D projects is presented below:

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

     - R&D Related to Networking and Networking Management. These R&D projects were related to the development of systems related to networking management and were valued at approximately $15 million. As of the transaction date, the Company believed that the overall project was approximately 70% complete. At the date of acquisition, the expected costs to complete the project were approximately $0.3 million in 1998 and $0.3 million in 1999.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

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

     On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock, valued at approximately $137.2 million, the retirement of $15.0 million in LDS's long-term debt, and acquisition related expenses of $2.2 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($143.0 million). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

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

     The 20 year amortization period assigned to the goodwill arising from the Company's acquisitions of Shared, LDS and National is based on the Company's analysis of their businesses. The Company considered the general stability of these companies (i.e. the length of time that these three entities have already successfully conducted business operations) particularly during periods of increasing competition and technological developments. These companies have been in operation approximately 13, 8 and 16 years, respectively. The Company also considered the nature of their principal products and the anticipated effects of changes in future business demand for their services, due to, among other things, technological change and competition. The products and services offered by these entities are mature and have a long life expectancy. The Company believes the useful life of the associated goodwill will not be adversely affected by future competition and technological developments and that a life of 20 years is appropriate. On the other hand, DIGEX, Incorporated ("DIGEX"), which was acquired by the Company in 1997, operates in an emerging Internet based marketplace and its predominant product offerings have been developed principally in the last 3-4 years and are subject to more rapid change. Consequently, a 10 year life was assigned to the goodwill arising from the acquisition of DIGEX.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of DIGEX, Shared, LDS, and National had occurred at the beginning of the respective periods. These proforma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of that date or of results which may occur in the future.

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenue.....................................................   $ 374,949      $297,150
Net loss....................................................    (275,235)      (67,442)
Net loss attributable to common stockholders................    (312,706)      (82,964)
Basic and diluted net loss per common share.................       (7.12)        (2.03)

NOTE 4.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

     During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one Integrated Communications Provider ("ICP"). The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimated by management to result in approximately $15.0 million of savings in operating costs per quarter. These savings will commence as various Program activities are completed.

     The following table sets forth the significant components and activity in the restructuring program reserve for the six months ended June 30, 1998 (in millions):

                                                                                      OTHER
                                        EMPLOYEE                                    BUSINESS
                                       TERMINATION      CONTRACT        ASSET      INTEGRATION
ACTIVITY                              BENEFITS(VII)   TERMINATIONS   IMPAIRMENTS      COSTS      TOTAL
--------                              -------------   ------------   -----------   -----------   -----
Network integration(i)..............                     $ 0.9                                   $ 0.9
Sales force consolidation and
  branding(ii)......................      $0.4                                                     0.4
Consolidation of financial
  functions(iii)....................       0.9                                                     0.9
Information systems
  integration(iv)...................       0.7                                                     0.7
Campus consolidation(v).............                       2.3                                     2.3
Exiting non-core businesses(vi).....       0.6            11.5          $13.4          1.6        27.1
                                          ----           -----          -----         ----       -----
          Total provisions
            recorded................       2.6            14.7           13.4          1.6        32.3
Payments and other adjustments......       0.3              --            9.2           --         9.5
                                          ----           -----          -----         ----       -----
Balance in accrual at June 30,
  1998..............................      $2.3           $14.7          $ 4.2         $1.6       $22.8
                                          ====           =====          =====         ====       =====

---------------

(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement. Contract terminations represent the estimated costs of terminating two contracts with MCI Communications Corporation.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

(ii) This activity consists primarily of the consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs.
(iii)This activity consists of the centralization of accounting and financial functions, including the reduction of redundant headcount and related costs.
(iv) This activity consists of the development and integration of information systems, including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools. The only costs included in this category in the table above relate to the termination of certain employees as described in (vii) below.
(v) This activity relates to the consolidation of office space. Contract termination costs represent the estimated costs of lease terminations for property exited as part of the Program.
(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. ("WorldCom") ($10.1 million) and lease termination payments. Asset impairments relate to $9.2 million of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. A majority of the accounts receivable associated with the wholesale long distance business arose during the first five months of 1998. As of March 31, 1998, the Company believed that those amounts were collectible. Following the Company's May 1998 announcement that it intended to exit the wholesale long distance business, one of the customers in that business brought a lawsuit against the Company for breach of contract. At that time, the Company reassessed the collectibility of all accounts receivable remaining from customers in the exited business in light of the stated refusal of the customers to pay and the pending law suit, and reserved 100% of those amounts. The Company began to pursue its legal remedies, commencing with a countersuit, to collect a portion of the balances. No facts and circumstances have changed which would lead management to believe that a portion of the balances will ultimately be collectible; rather, the indications are that the outcome originally estimated will be experienced. If and when a final determination is made to forgo any further collection activities or pursuit of its legal remedies, the accounts will be written off. However, no such determination has been made to date. In addition, this category also includes $2.8 million related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $0.4 million as of June 30, 1998. The fair value estimate was based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2.8 million was recognized in connection with the Company's decision to outsource these services and to dispose of these assets. The remaining life of the assets of six months correlates to the time required to migrate the business to the third party provider. The revenue generated from operations that the Company has exited amounted to $4.7 million for the quarter ended June 30, 1998.
(vii)The total number of employees affected by the restructuring program was
     280. The terminated employees were notified that their termination was involuntary and of their associated benefit arrangements, prior to the date of the financial statements.

     Payments and other adjustments were comprised of the following (in millions):

                        DESCRIPTION                           AMOUNT
                        -----------                           ------
Cash payments related to severance..........................    0.3
Allowance for doubtful accounts receivable related to exit
  of wholesale long-distance business.......................    9.2
                                                              -----
                                                              $ 9.5
                                                              =====

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred in the second quarter. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

     The following table summarizes total Program costs and sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the second quarter of 1998 (in millions):

                                                              THREE AND SIX
                                                               MONTHS ENDED
                                                              JUNE 30, 1998
                                                              --------------
Business restructuring charges
  Employee termination benefits(A)..........................      $ 2.6
  Contract terminations(A)..................................       14.7
Other charges
  Asset impairments(A)......................................       13.4
  Legal costs(A)............................................        1.6
Integration costs
  Network integration(B)....................................       12.4
  Facilities Integration(C).................................        0.1
  Department and employee realignment(D)....................        0.7
  Functional reengineering(E)...............................        0.7
  Year 2000(F)..............................................        0.1
  Other(G)..................................................        3.8
                                                                  -----
                                                                  $50.1
                                                                  =====

---------------

(A)  See prior table for components of cost.
(B) Consists primarily of redundant network expense, with some employee salary costs of severed employees through their severance date.
(C)  Consists of rent expense for redundant facilities.
(D)  Consists of branding, training and relocation expenses.
(E) Consists of consultant costs and some employee salary costs (as explained above).
(F)  Consists of consultant costs.
(G) Consists of losses on divested businesses, employee salary costs (as explained above), legal, accounting and consulting costs.

NOTE 5.  LONG-TERM DEBT

     In January 1998, the over-allotment option with respect to the December 1997 issuance of the Company's 8.5% Senior Notes due 2008 (the "8.5% Senior Notes") was exercised, and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

     On May 27, 1998, the Company sold $450 million principal amount of 8.6% Senior Notes due 2008 (the "8.6% Senior Notes") in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50 million principal amount. Net proceeds to the Company, including the over allotment, amounted to approximately $488.9 million. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1998. The 8.6% Senior Notes are redeemable at the option of the Company at any time prior to June 1, 2003, in whole or in part, at the Make-Whole Price (the greater of the sum of the principal amount plus the present value of the principal, premium, and interest with respect to such

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES notes as of June 1, 2003, and the redemption price of such notes on June 1,
2003), plus accrued and unpaid interest and Liquidated Damages (as defined in the indenture setting forth the terms of such notes), if any, thereon to the redemption date. On or after June 1, 2003, the 8.6% Senior Notes are subject to redemption by the Company, at rates commencing at 104.3%, declining to 100% on June 1, 2006. In addition, at the option of the Company, up to 25% of the aggregate principal amount of the 8.6% Senior Notes originally issued may be redeemed at any time prior to June 1, 2001 at a redemption price of 108.6% of the principal amount thereof plus accrued and unpaid interest and Liquidation Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Qualified Equity Offerings (as defined in the indenture setting forth the terms of such notes); provided, however that at least 75% in aggregate principal remains outstanding following any such redemption and, provided further, that such redemption occurs within 90 days of the date of the closing of such offering.

NOTE 6.  CAPITAL LEASE OBLIGATIONS

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

     Future minimum payments (in thousands) under the Williams capital lease at June 30, 1998, are as follows:

Six Months ended December 31, 1998..........................  $  11,765
Twelve Months ended:
1999........................................................     32,354
2000........................................................     39,707
2001........................................................     45,590
2002........................................................     51,472
2003........................................................     52,943
Thereafter..................................................    754,434
                                                              ---------
                                                                988,265
Less amount representing interest...........................   (567,581)
                                                              ---------
Present value of future minimum lease payments..............  $ 420,684
                                                              =========

     Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

NOTE 7.  COMPREHENSIVE INCOME

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

NOTE 8.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share (in thousands, except shares and per share amounts):

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                      -------------------------   -------------------------
                                         1998          1997          1998          1997
                                      -----------   -----------   -----------   -----------
Numerator:
  Net loss..........................  $  (132,055)  $   (29,649)  $  (284,227)  $   (57,053)
  Preferred stock dividends and
     accretions.....................      (18,876)       (9,848)      (37,471)      (13,223)
                                      -----------   -----------   -----------   -----------
  Numerator for basic loss per
     share -- loss attributable to
     common stockholders............     (150,931)      (39,497)     (321,698)      (70,276)
  Effect of dilutive securities.....                         --            --            --
                                      -----------   -----------   -----------   -----------
  Numerator for diluted loss per
     share -- income attributable to
     common stockholders after
     assumed conversions............     (150,931)      (39,497)     (321,698)  $   (70,276)
Denominator:
  Denominator for basic loss per
     share -- weighted-average
     shares.........................   43,300,889    33,056,966    39,373,704    32,694,576
  Effect of dilutive securities.....           --            --            --            --
                                      -----------   -----------   -----------   -----------
  Denominator for diluted loss per
     share -- adjusted
     weighted-average shares........   43,300,889    33,056,966    39,373,704    32,694,576
                                      ===========   ===========   ===========   ===========
Basic loss per common share.........  $     (3.49)  $     (1.19)  $     (8.17)  $     (2.15)
                                      ===========   ===========   ===========   ===========
Diluted loss per common share.......  $     (3.49)  $     (1.19)  $     (8.17)  $     (2.15)
                                      ===========   ===========   ===========   ===========

     Unexercised options to purchase 6,327,258 and 5,135,470 shares of Common Stock for the three and six months ended June 30, 1998 and 1997, respectively, and outstanding convertible preferred stock, convertible into 15,483,745 shares of Common Stock for the three and six months ended June 30, 1998, were not included in the computations of diluted loss per share because assumed exercise/conversion would be antidilutive.

NOTE 9.  CONTINGENCIES

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     These cases are in the early stages, and no assurance can be given as to their ultimate outcome. Intermedia, after consultation with its counsel, believes that there are meritorious factual and legal defenses to the claims in the Complaints. Intermedia intends to defend vigorously the claims in the Complaints.

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

     The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of June 30, 1998, provisions have not been considered necessary by management.

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

NOTE 10.  SUBSEQUENT EVENTS

     During July and August 1998, the Company exchanged (a) approximately 2.029 million shares of its common stock for approximately 1.487 million Depository Shares (each representing a 1/100th interest in a share of 7% Series D Junior Convertible Preferred Stock) and (b) approximately 665,000 shares of its Common Stock for approximately 710,000 Depository Shares (each representing a 1/100th interest in a share of 7% Series E Junior Convertible Preferred Stock), pursuant to exchange agreements with certain holders of such Depository Shares.

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

     All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA before certain charges of the Company in the near term. From 1992 through 1995, the Company achieved positive EBITDA before certain charges and increased its revenue base substantially. EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, income taxes, depreciation, amortization, charge for in-process R&D and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and as a result the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA before certain charges was negative for 1996 and 1997. The Company expects EBITDA before certain charges to be positive for the full year of 1998.

     In January 1998, the over-allotment option with respect to the Company's 8.5% Senior Notes (December 23, 1997 issuance) was exercised and the Company sold an additional $50 million principal amount of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $48.4 million.

     On January 29, 1998, the Company announced a definitive multi-year agreement to become US West Communications' ("US West") preferred interLATA data services provider. Under the terms of this preferred provider agreement, the Company will grant US West a license to utilize and market the Company's portfolio of enhanced data services.

     On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $782.1 million, including $62.3 million of transaction expenses and fees relating to certain agreements, with the final payment made March 10, 1998, and funded with the Company's existing cash reserves in March 1998. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

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

     On April 29, 1998, the Company announced that it had committed resources to the Program, a plan and implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the restructuring Program which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into a single ICP. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimated by management to result in approximately $15.0 million of savings in operating costs per quarter. These savings will commence as various Program activities are completed.

     The Company recorded a restructuring charge during the second quarter of approximately $32.3 million, and expensed other business restructuring and integration costs associated with the Program that were incurred in the second quarter of approximately $17.8 million. Management anticipates that all activities included in the Program will be completed by the end of 1999, and the Company anticipates incurring additional related business integration and restructuring costs through the end of that period, which will continue to be excluded from the Company's calculation of EBITDA before certain charges.

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

     On August 4, 1998, the Company commenced a private placement of $200 million liquidation preference of Depository Shares (each representing a 1/100th interest in a share of Series F Junior Convertible Preferred Stock, liquidation preference $2,500 per share), pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds from the offering of such Depository Shares will be used to finance the continued expansion of the Company's telecommunications networks and for general corporate purposes. However, there can be no assurance that the placement of securities will be successful.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                   THREE MONTHS       SIX MONTHS ENDED
                                                  ENDED JUNE 30,          JUNE 30,
                                                  ---------------     ----------------
                                                  1998      1997       1998      1997
                                                  -----     -----     ------     -----
Revenues:
  Local network services........................   20.1%     16.8%      22.0%     14.5%
  Enhanced data services........................   22.4      25.3       24.2      25.5
  Interexchange services........................   43.5      55.3       39.0      56.6
  Integration services..........................   14.0       2.6       14.8       3.4
                                                  -----     -----     ------     -----
                                                  100.0     100.0      100.0     100.0
Expenses:
  Network operations............................   46.3      74.3       48.8      71.5
  Facilities administration and maintenance.....    9.7      11.5       10.3      12.1
  Cost of goods sold............................    9.1       1.5        9.5       2.2
  Selling, general and administrative...........   29.6      40.8       31.4      42.5
  Depreciation and amortization.................   26.4      19.7       27.8      19.3
  Charge off of purchased in-process R&D........     --        --       19.3        --
  Business restructuring and integration........   26.3        --       15.3        --
                                                  -----     -----     ------     -----

                                                   THREE MONTHS       SIX MONTHS ENDED
                                                  ENDED JUNE 30,          JUNE 30,
                                                  ---------------     ----------------
                                                  1998      1997       1998      1997
                                                  -----     -----     ------     -----
Loss from operations............................  (47.4)    (47.8)     (62.3)    (47.6)
Other income (expense):
  Interest expense..............................  (25.2)    (22.2)     (29.7)    (23.6)
  Other income..................................    3.2      10.9        5.1      10.6
                                                  -----     -----     ------     -----
Net loss........................................  (69.4)    (59.1)     (86.9)    (60.6)
  Preferred stock dividends and accretions......   (9.9)    (19.6)     (11.5)    (14.1)
                                                  =====     =====     ======     =====
Net loss attributable to common stockholders....  (79.3)%   (78.7)%    (98.4)%   (74.7)%
                                                  =====     =====     ======     =====

     The following table sets forth other statistical data derived from the Company's operating records:

                                                              JUNE 30, 1998   JUNE 30, 1997
                                                              -------------   -------------
Local and Long Distance Services:(1)
  Buildings connected(2)....................................         4,309           1,680
  Voice switches in operation...............................            21              12
  Long distance billable minutes(6).........................   551,145,010     101,538,231
  Access line equivalents...................................       280,144          30,733
  Access line equivalents per local switch(3)...............         6,180           1,143
Enhanced data services:(1)
  Data switches installed...................................           153             111
  Frame relay cities(4).....................................         4,320           2,720
  Nodes in service(5).......................................        27,123          15,096
  NNI connections...........................................           553             321
Employees...................................................         3,597           1,143

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

     Local network services revenue increased 352.9% to $38.2 million for the second quarter of 1998 compared to $8.4 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 249,411 from July 1, 1997 through the end of the second quarter of 1998. The Company was certified as a competitive local exchange carrier ("CLEC") in 36 states and the District of Columbia as of the end of the second quarter of 1998.

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

OPERATING EXPENSES

     Total operating expenses increased 277.9% to $280 million for the second quarter of 1998 compared to $74.1 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS during the first quarter of 1998, and the acquisition of National during the second quarter of 1998. The Company has recorded approximately $50.1 million for the execution of the business restructuring and integration program, has increased expenditures for significant expansion of the Company's owned and leased networks, and has continued expansion in personnel to sustain and support the Company's growth.

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

     Cost of goods sold increased 2,153.7% to $17.2 million for the second quarter of 1998 compared to $0.8 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

     Selling, general and administrative expenses increased 175.8% to $56.4 million for the second quarter of 1998 compared to $20.5 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The acquisitions of DIGEX, Shared, LDS, and National contributed to the increase by approximately $10.1 million, $8.2 million, $4.8 million, and $2.8 million, respectively. The Company has experienced continued personnel growth, represented by departmental increases in sales of approximately $7.0 million, marketing of approximately $1.0 million, management information services of approximately $1.6 million, and customer service of approximately $2.6 million. Other increases of approximately $10.9 million relate to one- time expenditures for employee recruitment, relocation, training, and increased commissions relating to the rise in revenues for these periods. These expenses were also negatively impacted by the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions, which are at or near capacity from an automation perspective.

     Depreciation and amortization expenses increased 408.3% to $50.2 million for the second quarter of 1998 compared to $9.9 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since July 1, 1997 relating to ongoing network expansion, as well as the acquisitions of DIGEX, Shared, LDS, and National which contributed, based on preliminary estimates, approximately $113.3 million, $662.6 million, $142.8 million, and $147.7 million of intangibles, respectively. Additional depreciation charges resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes intangibles associated with the businesses acquired. Previously reported amortization expense has been restated as a result of the Company's restatement of the charge for in-process R&D and restatement for the reallocation of goodwill to identifiable intangible assets.

     Business restructuring and integration expense of approximately $50.1 million was recorded by the Company during the second quarter of 1998. The restructuring charge of $32.3 million is comprised of contract termination costs of approximately $14.7 million, asset impairments of $13.4 million, employee termination benefits of $2.6 million, and other business integration costs of $1.6 million. In addition, the Company expensed approximately $17.8 million, including businesses exited and integration and other restructuring costs, that were incurred in the second quarter. Such costs were comprised primarily of network integration and information systems integration costs. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the second quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects the additional costs to amount to approximately $45.0 million over the remainder of the Program. Future cash outlays are expected for all components of the remaining $22.8 million accrual (refer to Note 4), with the exception of approximately $4.2 million for asset impairment write-downs, which are expected to occur during the fourth quarter of 1998. The Company expects future cash outlays of approximately $2.0 million during the third quarter of 1998, $13.0 million during the fourth quarter of 1998, $1.9 million during 1999, and the Company expects approximately $1.7 million to occur evenly throughout the Program.

     The Company's condensed consolidated financial statements have been restated to reflect a reduction of this charge by $2.5 million as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

     Interest expense increased 330.5% to $47.9 million for the second quarter of 1998 compared to $11.1 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.8 billion of senior notes issued by the Company in 1997, January 1998, and May 1998, plus the non-cash imputed interest charges of $1.0 million related to the acquisition of National during the second quarter of

1998. In addition, the Company recorded interest expense of $9.9 million related to the capital lease with Williams. Also included in 1998 interest expense is $18.5 million of debt discount amortization and $1.1 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $1.6 million and $0.8 million for the three months ended June 30, 1998 and 1997, respectively.

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

NET LOSS

     Net loss increased 346.3% to $(132.1) million for the second quarter of 1998 compared to $29.6 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the business restructuring and integration expenses, and increased interest costs contributed to the increase in the net loss.

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

EBITDA BEFORE CERTAIN CHARGES

     EBITDA before certain charges increased 171.1% to $10.1 million for the second quarter of 1998 compared to $(14.1) million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter 1998. The Company has continued its efforts to consolidate traffic through the Williams backbone network as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its local services "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the second quarter of 1998 as compared to the same period in 1997.

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

OPERATING EXPENSES

     Total operating expenses increased 282.2% to $530.9 million for the six months ended June 30, 1998 compared to $138.9 million for the same period in 1997. The increase resulted principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has recorded a one-time charge to earnings of $63 million during the first quarter of 1998 for purchased in-process R&D associated with the acquisition of Shared. Additionally, the Company recorded expenses of approximately $50.1 million for the execution of the business restructuring and integration program during the second quarter 1998, increased expenditures for significant expansion of the Company's owned and leased networks, and has continued expanding its personnel to sustain and support the Company's growth.

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

     Selling, general and administrative expenses increased 157% to $102.7 million for the six months ended June 30, 1998 compared to $40.0 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The acquisitions of DIGEX, Shared, LDS, and National contributed to the increase by approximately $18.5 million, $16.9 million, $4.8 million, and $2.8 million, respectively. The Company has experienced continued personnel growth, represented by departmental increases in sales of approximately $14.3 million, marketing of approximately $1.8 million, management information services of approximately $2.7 million, and customer service of approximately $5.1 million. Other increases of approximately $21.2 million relate to one-time expenditures for employee recruitment, relocation, training, and increased commissions relating to the rise in revenues for these periods. These expenses were also negatively impacted by the increased expenditures related to the implementation of manual processes and procedures to augment some of the back-office functions, which are at or near capacity from an automation perspective.

     Depreciation and amortization expenses increased 400.7% to $91.0 million for the six months ended June 30, 1998 compared to $18.2 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since July 1, 1997, relating to ongoing network expansion, as well as the acquisitions of DIGEX, Shared, LDS, and National which contributed, based on preliminary estimates, approximately $113.3 million, $662.6 million, $142.8 million, and $147.7 million of intangibles, respectively. Additional depreciation charges resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes intangibles associated with the businesses acquired. Previously reported amortization expense has been restated as a result of the Company's restatement of the charge for in-process R&D and restatement for the reallocation of goodwill to identifiable intangible assets discussed below.

     Charge for in-process R&D of $63.0 million represents the amount of purchased in-process R&D associated with the purchase of Shared. In connection with the purchase of Shared, the Company allocated $63.0 million of the purchase price to in-process R&D projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In previously issued financial statements, the Company recorded a charge for purchased in-process R&D of $85.0 million in connection with the acquisition of Shared. After discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for purchased in-process R&D to $63.0 million. This reduction has been reallocated to goodwill. In addition, the Company reallocated $51.0 million of the purchase price of Shared to other intangibles. The Company's condensed consolidated financial statements have been restated to reflect such adjustments as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

     In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

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

     Business restructuring and integration expense of approximately $50.1 million was recorded by the Company during the second quarter of 1998. The restructuring charge of $32.3 million is comprised of contract termination costs of approximately $14.7 million, asset impairments of $13.4 million, employee termination benefits of $2.6 million and other business integration costs of $1.6 million. In addition, the Company expensed approximately $17.8 million, including businesses exited and integration and other restructuring costs, that were incurred in the second quarter. Such costs were comprised primarily of network integration and information systems integration costs. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the second quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects these additional costs to amount to approximately $45.0 million over the remainder of the Program. Future cash outlays are expected for all components of the remaining $22.8 million accrual (refer to Note 4), with the exception of approximately $4.2 million for asset impairment write-downs, which are expected to occur during the fourth quarter of 1998. The Company expects future cash outlays of approximately $2.1 million during the third quarter of 1998, $13.2 million during the fourth quarter of 1998, $1.9 million during 1999, and the Company expects approximately $1.7 million to occur evenly throughout the Program.

     The Company's condensed consolidated financial statements have been restated to reflect a reduction of this charge by $2.5 million as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

INTEREST EXPENSE

     Interest expense increased 337.5% to $97.2 million for the six months ended June 30, 1998 compared to $22.2 million for the same period in 1997. This increase primarily resulted from interest expense on approximately $1.8 billion of senior notes issued by the Company in 1997 and 1998, plus the non-cash imputed interest charges of $5.1 million related to the acquisition of Shared and $1 million related to the acquisition of National. In addition, the Company recorded interest expense of $19.9 million related to the capital lease with Williams. Included in 1998 interest expense is $37.0 million of debt discount amortization and $2.0 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $3.6 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively.

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

NET LOSS

     Net loss increased 397.7% to $284.2 million for the six months ended June 30, 1998 compared to $57.1 million for the same period in 1997. The increase was principally due to the acquisition of DIGEX in July 1997, the acquisition of Shared in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, business restructuring and integration expenses, and increased interest costs contributed to the increase in net loss.

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

EBITDA BEFORE CERTAIN CHARGES

     EBITDA before certain charges increased 100.9% to $0.2 million for the six months ended June 30, 1998 compared to $(26.6) million for the same period in 1997. The increase was principally from the acquisition of DIGEX in July 1997, the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The Company has continued its efforts to consolidate traffic through the Williams backbone network as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its local services "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits from the elimination of redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the six month period ended June 30, 1998 as compared to the same period in 1997.

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

     The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.5 million in net proceeds from the sale of senior notes and approximately $648.6 million in net proceeds from the sale of three series of preferred stock. During 1998, the Company raised approximately $537.3 million in net proceeds from the sale of senior notes, including the overallotment exercises. All of the Company's issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholders' equity on the Company's condensed consolidated balance sheet at June 30, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

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

     In response to the new pro-competitive telecommunications environment, the Company has accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to upgrade its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of June 30, 1998, the Company was certified as a CLEC in 36 states plus the District of Columbia, allowing the Company to provide local exchange services in those markets, and is currently seeking CLEC certification in 11 additional states. The Company expects to expend capital for the further development of the Company's enhanced data service and interchange service offerings.

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

     During July and August 1998, the Company exchanged (a) approximately 2.029 million shares of its Common Stock for approximately 1.487 million Depository Shares (each representing a 1/100th interest in a share of 7% Series D Junior Convertible Preferred Stock) and (b) approximately 665,000 shares of its Common Stock for approximately 710,000 Depository Shares (each representing a 1/100th interest in a share of 7% Series E Junior Convertible Preferred Stock), pursuant to exchange agreements with certain holders of such Depository Shares.

     The Company expects that it will be EBITDA before certain charges positive for 1998 and that its capital requirements (estimated at approximately $400.0 million, of which approximately $198.8 million has been expended during the first six months of 1998, which does not include the non-cash Williams network capacity purchase) will be funded from available cash, cash generated from its 1998 operations, the bank credit facility discussed below and/or other offerings of the Company's securities. Continued funding of the Company's accelerated and expanded capital deployment plan will require the Company to raise additional debt or equity capital by the end of 1999. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. On August 4, 1998, the Company commenced a private placement of $200 million liquidation preference of Depository Shares (each representing a 1/100th interest in a share of Series F Junior Convertible Preferred Stock, liquidation preference $2,500 per share), pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds from the offering of the Depository Shares will be used to finance the continued expansion of the Company's telecommunications networks and for general corporate purposes. However, there can be no assurance that the placement of securities will be successful. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

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

     The Company is actively engaged in utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $1.2 million in external personnel costs and $0.7 million in internal personnel costs, both of which are being funded through operating cash flows. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The remaining expenses are not expected to have a material effect on the results of operations. During the first and second quarters of 1998 the Company has incurred approximately $0.5 million in external staffing costs, $0.4 million in internal staffing costs, and $0.2 million in hardware and software costs.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and will be funded on a case-by-case basis as they occur. During the second quarter of 1998, the Company incurred approximately $0.2 million in costs related to the review of systems acquired as part of the acquisitions of DIGEX, Shared, LDS, and National. Systems modification and testing associated with Year 2000 activities relating to such acquisitions is estimated to be $1.8 million for the third and fourth quarter of 1998. Internal personnel costs associated with Year 2000 activities relating to the Company's recent acquisitions were approximately $0.1 million for the second quarter. It is projected that internal personnel costs associated with such Year 2000 activities relating to the acquisitions of Shared and DIGEX will be $0.4 million. An estimate of the internal personnel costs associated with Year 2000 conversions at LDS and National is expected to be determined in the third quarter of 1998.

     Approximately $0.2 million was spent in the second quarter on upgrades to the Company's hardware and software. A preliminary estimate for hardware and software upgrades during the third and fourth quarter is $2.8 million, due primarily to data network upgrades needed with respect to data network components acquired in a 1996 acquisition. Projected costs associated with hardware and software upgrades relating to the acquisitions of Shared, DIGEX, and LDS are $2.3 million, largely in shared tenant equipment and office infrastructure upgrades. An estimate of the costs associated with hardware and software upgrades for National is expected to be determined in the third quarter.

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

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1997.

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

     The Company increased the number of authorized shares of Common Stock from 50,000,000 to 150,000,000. The Company also completed a two-for-one stock split effected as a stock dividend on June 15, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 20, 1998. At the meeting, the following actions were taken by the stockholders:

     The following member was elected to the Company's Board of Directors to hold office for a term of three years. The voting on the resolution was as follows:

                         NOMINEE                              FOR       WITHHOLD AUTHORITY
                         -------                           ----------   ------------------
John C. Baker............................................  18,758,113        114,859

     The number of shares of Common Stock authorized for issuance under the Company's Long-Term Incentive Plan was increased from 2,500,000 shares to 4,500,000 shares (5,000,000 shares to 9,000,000 shares post stock split). The voting on the resolution was as follows:

   FOR       AGAINST    ABSTAINED   NOT VOTED
----------  ---------   ---------   ---------
11,539,710.. 5,628,391   159,452    1,545,419

     An amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 50,000,000 shares to 150,000,000 was approved. The voting on the resolution was as follows:

   FOR       AGAINST    ABSTAINED   NOT VOTED
----------  ---------   ---------   ---------
15,807,168  3,033,377    32,427        --

     The appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified. The voting on the resolution was as follows:

   FOR      AGAINST   ABSTAINED   NOT VOTED
----------  -------   ---------   ---------
18,785,345  77,354     10,273        --

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER                                EXHIBIT
------                                -------
  2.1  --   Agreement and Plan of Merger, dated as of February 11, 1998, among the Company, Sumter One Acquisition, Inc., Sumter Two
            Acquisition, Inc., National Telecommunications of Florida,
            Inc. NTC, Inc. and the stockholders of National. Exhibit 2.4 to the Company's Registration Statement on Form S-3 filed
            with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
  3.1  --   Restated Certificate of Incorporation of the Company,
            together with all amendments, thereto. Exhibit 3.1 to the
            Company's Registration Statement on Form S-4, filed with the
            Commission on June 16, 1998 (No. 333-56939) (the "S-4") is
            incorporated herein by reference.
  4.1  --   Indenture, dated as of May 27, 1998, between the Company and
            SunTrust Bank, Central Florida, National Association, as
            trustee. Exhibit 4.6 to the S-4 is incorporated herein by
            reference.
  4.2  --   Registration Rights Agreement, dated as of May 27, 1998,
            among the Company and the Initial Purchasers. Exhibit 4.7 to the S-4 is incorporated herein by reference.
 27.1  --   Financial Data Schedule (For Commission Use Only)

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter of 1998:

          The Company filed a Current Report on Form 8-K, dated April 1998, reporting under Item 2 the acquisition of LDS. The Company also reported under Item 7 the acquisition agreement for LDS and the related press release.

          The Company filed a Current Report on Form 8-K, dated April 30, 1998, reporting under Item 5 the issuance of a press release discussing the first quarter results. The Company also reported under Item 7 the filing of the press release.

          The Company filed a Current Report on Form 8-K, dated May 1, 1998, reporting under Item 5 the issuance of a press release announcing the consummation of the acquisition of National.

          The Company filed a Current Report on Form 8-K/A, dated May 13, 1998, reporting under Item 2 its acquisition of the LDS. The Company also filed under Item 7 the filing of Exhibit 2.1 which is the Acquisition Agreement, dated December 17, 1997 among Intermedia and LDS.

          The Company filed a Current Report on Form 8-K, dated May 20, 1998, reporting under Item 5 the commencement of a private offering of $350 million principal amount of senior notes. The Company also reported under
     Item 5 the announcement of a two-part agreement with Ameritech. The Company also reported under Item 5 the announcement of a split of its Common Stock to be effected as a stock dividend payable on June 15, 1998 to stockholders of record on June 1, 1998. The Company also reported under Item 7 the filing of the Agreement and Plan of Merger relating to the acquisitions of National, which was consummated on April 29, 1998.

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

     Dated: January 29, 1999
                                              INTERMEDIA COMMUNICATIONS INC.
                                                       (Registrant)

                                                 /s/ JEANNE M. WALTERS
                                          --------------------------------------
                                                    Jeanne M. Walters
                                              Vice President, Controller and
                                                 Chief Accounting Officer