Form 10-Q/A
period 1998-09-30
INTERMEDIA COMMUNICATIONS INC
filed 1999-02-01
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q/A

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                             ---------------------

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

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                      PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
         Condensed Consolidated Statements of Operations -- Three and
         nine months ended September 30, 1998 (restated) and 1997....     3

         Condensed Consolidated Balance Sheets -- September 30, 1998
         (restated) and December 31, 1997............................     4

         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended September 30, 1998 (restated) and 1997.........     5

         Notes to Condensed Consolidated Financial Statements........     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    17

                       PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................    34

ITEM 2.  CHANGES IN SECURITIES.......................................    34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................    34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    35

ITEM 5.  OTHER INFORMATION...........................................    35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    35

SIGNATURES...........................................................    37

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1998            1997            1998            1997
                                              -------------   -------------   -------------   -------------
                                                RESTATED                        RESTATED
                                               SEE NOTE 2                      SEE NOTE 2
                                                                       (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT SHARE INFORMATION)
Revenues:
  Local network services....................   $    43,778     $    11,814     $   115,648     $    25,457
  Enhanced data services....................        47,585          30,843         126,790          54,831
  Interexchange services....................        71,552          27,637         199,049          80,877
  Integration services......................        29,438             952          77,882           4,152
                                               -----------     -----------     -----------     -----------
                                                   192,353          71,246         519,369         165,317
Expenses:
  Network operations........................        83,778          49,032         243,337         116,295
  Facilities administration and
     maintenance............................        14,935           9,985          48,503          21,409
  Cost of goods sold........................        19,014             503          49,923           2,537
  Selling, general and administrative.......        59,482          25,004         162,231          64,983
  Depreciation and amortization.............        54,574          16,100         145,565          34,274
  Charge-off of purchased in-process R&D....            --          60,000          63,000          60,000
  Business restructuring, integration and
     other charges..........................         1,791              --          51,872              --
                                               -----------     -----------     -----------     -----------
                                                   233,574         160,624         764,431         299,498
                                               -----------     -----------     -----------     -----------
Loss from operations........................       (41,221)        (89,378)       (245,062)       (134,181)
  Other income (expense):
  Interest expense..........................       (53,942)        (17,689)       (151,101)        (39,895)
  Other income..............................         9,310           6,736          26,078          16,691
                                               -----------     -----------     -----------     -----------
Loss before extraordinary item..............       (85,853)       (100,331)       (370,085)       (157,385)
Extraordinary loss on early extinguishment
  of debt...................................            --         (43,834)             --         (43,834)
                                               -----------     -----------     -----------     -----------
Net loss....................................       (85,853)       (144,165)       (370,085)       (201,219)
Preferred stock dividends and accretions....       (30,647)        (13,895)        (68,118)        (27,118)
                                               -----------     -----------     -----------     -----------
Net loss attributable to common
  stockholders..............................   $  (116,500)    $  (158,060)    $  (438,203)    $  (228,337)
                                               ===========     ===========     ===========     ===========
Basic and diluted loss per common share
  before extraordinary item.................   $     (2.48)    $     (3.41     $    (10.45)    $     (5.60)
Extraordinary loss..........................            --           (1.31)             --           (1.33)
                                               -----------     -----------     -----------     -----------
Net loss per common share...................   $     (2.48)    $     (4.72)    $    (10.45)    $     (6.93)
                                               ===========     ===========     ===========     ===========
Weighted average number of shares
  outstanding...............................    47,041,191      33,479,460      41,948,399      32,925,462
                                               ===========     ===========     ===========     ===========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                              -------------------    ------------------
                                                                   RESTATED
                                                                  SEE NOTE 2
                                                                             (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                                ASSETS
Current Assets:
    Cash and cash equivalents...............................      $  597,534             $  756,923
    Restricted investments..................................           8,800                  6,853
    Accounts receivable, less allowance for doubtful
      accounts of $23,473 in 1998 and $4,251 in 1997........         145,075                 58,579
    Prepaid expenses and other current assets...............          19,864                  6,122
                                                                  ----------             ----------
         Total current assets...............................         771,273                828,477
    Telecommunications equipment............................       1,399,896                545,380
      Less accumulated depreciation.........................        (176,930)               (81,534)
                                                                  ----------             ----------
    Telecommunications equipment, net.......................       1,222,966                463,846
    Intangible assets, net..................................       1,043,595                138,028
    Investment in Shared Technologies Fairchild Inc.........              --                403,571
    Other assets............................................          57,658                 41,048
                                                                  ----------             ----------
         Total assets.......................................      $3,095,492             $1,874,970
                                                                  ==========             ==========

              LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable........................................      $  100,385             $   53,630
    Other accrued expenses..................................          92,677                 20,130
    Current portion of long-term debt and capital lease
      obligations...........................................          10,804                  7,471
                                                                  ----------             ----------
         Total current liabilities..........................         203,866                 81,231
Long-term debt and capital lease obligations................       2,284,794              1,244,872
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  369,432 and 334,420 shares issued and outstanding in 1998
  and 1997, respectively....................................         358,962                323,146
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized;
  54,129 and 69,000 shares issued and outstanding in 1998
  and 1997, respectively....................................         133,419                169,722
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 64,892 and 80,000 shares
  issued and outstanding in 1998 and 1997, respectively.....         159,785                196,008
Series F junior convertible preferred stock and accrued
  dividends, $1.00 par value; 92,000 shares authorized;
  80,000 shares issued and outstanding in 1998..............         195,583                     --
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; 1,111,500 and
      1,203,500 shares authorized in 1998 and 1997,
      respectively, no shares issued........................              --                     --
    Series C preferred stock, $1.00 par value; 40,000 shares
      authorized, no shares issued..........................              --                     --
    Common stock, $.01 par value; 150,000,000 and 50,000,000
      shares authorized in 1998 and 1997, respectively;
      48,248,049 and 34,890,600 shares issued and
      outstanding in 1998 and 1997, respectively............             482                    175
    Additional paid-in capital..............................         579,774                244,114
    Accumulated deficit.....................................        (814,209)              (376,006)
    Deferred compensation...................................          (6,964)                (8,292)
                                                                  ----------             ----------
         Total stockholders' deficit........................        (240,917)              (140,009)
                                                                  ----------             ----------
         Total liabilities, redeemable preferred stock and
           stockholders' equity (deficit)...................      $3,095,492             $1,874,970
                                                                  ==========             ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                              ------------------   ------------------
                                                                   RESTATED
                                                                  SEE NOTE 2
                                                                            (UNAUDITED)
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................      $(370,085)           $(201,219)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Extraordinary loss on early extinguishment of debt,
         noncash portion....................................             --                5,869
      Depreciation and amortization.........................        148,839               35,502
      Amortization of deferred compensation.................          1,328                1,095
      Non cash items included in business restructuring,
         integration and other charges......................         22,345                   --
      Accretion of interest on notes payable and capital
         leases.............................................         63,546               27,712
      Imputed interest related to the business
         acquisitions.......................................          6,164                   --
      Charge-off of purchased in-process R&D................         63,000               60,000
      Provision for doubtful accounts.......................         14,538                3,834
      Changes in operating assets and liabilities:
         Accounts receivable................................        (47,821)             (25,648)
         Prepaid expenses and other current assets..........         (4,045)              (1,483)
         Other assets.......................................         (6,321)                  --
         Accounts payable...................................          9,101                8,777
         Accrued expenses...................................         12,967                3,685
                                                                  ---------            ---------
Net cash used in operating activities.......................        (86,444)             (81,876)
INVESTING ACTIVITIES
  Purchases of restricted investments.......................         (1,139)                  --
  Maturities of restricted investments......................             --               30,805
  Purchase of businesses, net of cash acquired..............       (465,694)            (150,085)
  Maturities of short-term investments......................             --                5,550
  Purchases of telecommunications equipment.................       (338,116)            (178,732)
                                                                  ---------            ---------
Net cash used in investing activities.......................       (804,949)            (292,462)
FINANCING ACTIVITIES
  Proceeds from sale of preferred stock, net of issuance
    costs...................................................        193,747              454,992
  Proceeds from issuance of long-term debt, net of issuance
    costs...................................................        537,303              362,993
  Exercise of stock warrants and options....................          7,657                2,861
  Principal payments on long-term debt and capital lease
    obligations.............................................         (6,703)            (164,953)
                                                                  ---------            ---------
Net cash provided by financing activities...................        732,004              655,893
Increase (decrease) in cash and cash equivalents............       (159,389)             281,555
Cash and cash equivalents at beginning of period............        756,923              189,546
                                                                  ---------            ---------
Cash and cash equivalents at end of period..................      $ 597,534            $ 471,101
                                                                  =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Assets purchased under capital lease obligations............      $ 435,771            $   6,172
Common stock issued in purchase of business.................        225,925                   --
Interest paid...............................................         47,180               11,759
Preferred stock issued as dividends on preferred stock......         35,015               23,499
Common stock issued as dividends on preferred stock.........         19,012                   --
Warrants and options issued in purchase of business.........             --               19,380
Accretion of preferred stock................................          2,206                  869

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

NOTE 2.  RESTATEMENT

     The management of the Company and the staff ("Staff") of the Securities and Exchange Commission (the "Commission") have had discussions with respect to the methods used to value purchased in-process research and development ("R&D") recorded and written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value purchased in-process R&D in connection with the Company's 1998 acquisition of Shared Technologies Fairchild Inc. ("Shared"). Initial calculations of value of the purchased in-process R&D were based on, among other things, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the purchased in-process R&D are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on purchased in-process R&D as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants and the Staff's comments for the Company to consider (i) the stage of completion of the purchased in-process R&D at the dates of acquisition, (ii) contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the purchased in-process R&D in arriving at the valuation amount. As a result of this modification, the Company has decreased the amount of the purchase price of Shared allocated to purchased in-process R&D from $85.0 million to $63.0 million for

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES the three months ended March 31, 1998. As a result, the Company increased goodwill by $22.0 million. In addition, as a further result of the discussions with the Staff referred to above, the Company reallocated $51.0 million of the purchase price of Shared, originally reported as goodwill, to customer lists and work force. The shorter lives associated with these identifiable intangible assets, coupled with the effects on goodwill of the restatement for in-process R&D, resulted in an increase in amortization expense of $0.9 million and $2.7 million for the three and nine month periods ended September 30, 1998, respectively. The Company also reduced the business restructuring charge for the three month period ended September 30, 1998 by $9.1 million, resulting from a contract negotiation during the third quarter. Finally, the Company increased the business restructuring charge for the three month period ended September 30, 1998 by $1.3 million and reduced the business restructuring charge for the nine month period ended September 30, 1998 by $1.2 million principally as a result of deferring the recognition of consulting costs to the period in which they were incurred.

     The restatement resulted in the following impact on the Company's previously reported results of operations for the three and nine month periods ended September 30, 1998 (in thousands except per share data).

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1998
                                                              -------------   -------------
Net loss:
  As previously reported....................................    $(92,796)       $(399,673)
  Adjustment to purchased in-process R&D....................          --           22,000
  Adjustment related to additional amortization of
     intangible assets......................................        (912)          (2,737)
  Adjustment to business restructuring, integration and
     other charges..........................................       7,855           10,325
                                                                --------        ---------
  As restated...............................................    $(85,853)       $(370,085)
                                                                ========        =========
Net loss per share -- basic and diluted
  As previously reported                                        $  (2.62)       $  (11.15)
  Adjustment to purchased in-process R&D....................          --             0.52
  Adjustment related to additional amortization of
     intangible assets......................................       (0.02)           (0.06)
  Adjustment to business restructuring, integration and
     other charges..........................................        0.16             0.24
                                                                --------        ---------
  As restated...............................................    $  (2.48)       $  (10.45)
                                                                ========        =========

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The purchase price allocation was as follows (in thousands):

Purchase price..............................................  $782,151
  Less:
     Interest expense adjustment............................     5,130
     Estimated fair value of Shared net assets acquired less
       assumed liabilities..................................    51,245
                                                              --------
Excess of purchase price over fair value of net assets
  acquired..................................................  $725,776
                                                              ========

     The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are (in thousands):

                                                                VALUE      AMORTIZATION
                                                              ALLOCATED   PERIOD IN YEARS
                                                              ---------   ---------------
Developed technology........................................  $100,000          10
Tradename...................................................    10,000           2
In-process R&D..............................................    63,000          --
Goodwill....................................................   501,776          20
Customer lists..............................................    48,000          10
Work force..................................................     3,000          10

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

     The distinction between developed technology and acquired in-process R&D is basically the difference between legacy voice technologies and the emerging data technologies that are required by Intermedia's high-

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES end corporate users; these are very different technologies from a telecommunications perspective. The completion of the in-process R&D will enable Shared to provide new data services (asynchronous transfer mode, frame relay, Internet, and others) through Shared's existing architecture. Prior to the acquisition, Shared's services portfolio did not include data products. Historically, Shared could provide its customer base with local and long distance voice services and customer premise equipment products. However, Shared lost data revenue opportunities to its competitors.

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

     On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,359,748 shares of the Company's Common Stock valued at approximately $137.2 million, the retirement of $15.1 million of LDS's long-term debt, and acquisition related expenses of $2.4 million. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($143.1 million). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

     On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($146.7 million). This goodwill will be amortized over its estimated useful life of 20 years. The allocation of the purchase price is tentative pending management's completion of the valuation of the purchased assets and liabilities. However, management does not expect the final allocation of the purchase price to differ significantly from the preliminary allocations.

     The 20 year amortization period assigned to the goodwill arising from the Company's acquisitions of Shared, LDS and National is based on the Company's analysis of their businesses. The Company considered the general stability of these companies (i.e. the length of time that these three entities have already successfully conducted business operations) particularly during periods of increasing competition and technological developments. These companies have been in operations approximately 13, 8 and 16 years, respectively. The Company also considered the nature of their principal products and the anticipated effects of changes in future business demand for their services, due to, among other things, technological change and competition. The products and services offered by these entities are mature and have a long life expectancy. The Company believes the useful life of the associated goodwill will not be adversely affected by future competition and technological developments and that a life of 20 years is appropriate. On the other hand, DIGEX, Incorporated ("DIGEX"), which was acquired by the Company in 1997, operates in an emerging

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

Internet based marketplace and its predominant product offerings have been developed principally in the last 3-4 years and are subject to more rapid change. Consequently, a 10 year life was assigned to the goodwill arising from the acquisition of DIGEX.

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

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenue.....................................................   $ 567,302     $ 458,169
Net loss....................................................    (361,088)     (210,436)
Net loss attributable to common stockholders................    (429,206)     (241,243)
Basic and diluted net loss per common share.................       (9.54)        (5.86)

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The following table sets forth the significant components and activity in the restructuring program reserve for the nine months ended September 30, 1998 (in millions):

                                                                                     OTHER
                                       EMPLOYEE                                    BUSINESS
                                      TERMINATION      CONTRACT        ASSET      INTEGRATION
ACTIVITY                             BENEFITS(VII)   TERMINATIONS   IMPAIRMENTS      COSTS      TOTAL
--------                             -------------   ------------   -----------   -----------   -----
Network integration(i).............                     $ 0.9                                   $ 0.9
Sales force consolidation and
  branding(ii).....................      $0.4                                                     0.4
Consolidation of financial
  functions(iii)...................       0.9                                                     0.9
Information systems
  integration(iv)..................       0.7                                                     0.7
Campus consolidation(v)............                       2.3                                     2.3
  Exiting non-core
     businesses(vi)................       0.6            11.5           13.4          1.6        27.1
                                         ----           -----          -----         ----       -----
          Total provisions recorded
            during the quarter
            ended June 30, 1998....       2.6            14.7           13.4          1.6        32.3
Less: Payments and adjustments.....       0.9            10.1            9.2           --        20.2
                                         ----           -----          -----         ----       -----
Balance in accrual at September 30,
  1998.............................       1.7             4.6            4.2          1.6        12.1
                                         ====           =====          =====         ====       =====

---------------

(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement. Contract terminations represent the estimated costs of terminating two contracts with MCI Communications Corporation.
(ii) This activity consists primarily of the consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs.
(iii)This activity consists of the centralization of accounting and financial functions, including the reduction of redundant headcount and related costs.
(iv) This activity consists of the development and integration of information systems, including the integration of multiple billing systems, and the introduction and deployment of automated sales force and workflow management tools. The only costs included in this category in the table above relate to the termination of certain employees as described in (vii) below.
(v) This activity relates to the consolidation of office space. Contract termination costs represent the estimated costs of lease terminations for property exited as part of the Program.
(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. ("WorldCom") ($10.1 million) and lease termination payments. On September 30, 1998, the Company amended its agreement with WorldCom to provide the Company with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, the Company exercised its option, and, in connection therewith, paid $3.3 million to WorldCom. As a result, restructuring charges were reduced by $10.1 million during the third quarter of 1998. The option payment of $3.3 million was recorded in October 1998 as a deferred charge and will be amortized into operations over the remaining period of the contract. All wholesale long-distance contracts were terminated at various dates during 1998. Asset impairments relate to $9.2 million of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. A majority of the accounts receivable associated with the wholesale long distance business arose during the first five months of 1998. As of March 31, 1998, the Company believed that those amounts were collectible. Following the Company's May 1998 announcement that it intended to exit the wholesale long distance business, one of the customers in that business brought a lawsuit against the Company for breach of contract. At that time, the Company reassessed the collectibility of all accounts receivable remaining from customers in the exited business in light of the stated refusal of the customers to pay and the pending lawsuit, and reserved 100% of those amounts. The

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     Company began to pursue its legal remedies, commencing with a countersuit, to collect a portion of the balances. No facts and circumstances have changed which would lead management to believe that a portion of the balances will ultimately be collectible; rather, the indications are that the outcome originally estimated will be experienced. If and when a final determination is made to forgo any further collection activities or pursuit of its legal remedies, the accounts will be written off. However, no such determination has been made to date. In addition, this category also includes $2.8 million related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $0.4 million as of June 30, 1998. The fair value estimate was based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2.8 million was recognized in connection with the Company's decision to outsource these services and to dispose of these assets. The remaining life of the assets of six months correlates to the time required to migrate the business to the third party provider. The revenue generated from the operations that the Company has exited amounted to $4.7 million and $2.8 million for the quarters ended June 30, 1998, and September 30, 1998, respectively.
(vii)The total number of employees affected by the restructuring program was
     280. The terminated employees were notified that their termination was involuntary, and of their associated benefit arrangements, prior to the date of the financial statements.
     Payments and other adjustments were comprised of the following (in millions):

DESCRIPTION                                                   AMOUNT
-----------                                                   ------
Adjustment for contract termination.........................  $10.1
Cash payments related to severance..........................    0.9
Allowance for doubtful accounts receivable related to exit
  of wholesale long-distance business.......................    9.2
                                                              -----
                                                              $20.2
                                                              =====

     As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred in the third quarter. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The following table summarizes total Program costs and sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the three and nine months ended September 30, 1998 (in millions):

                                                         THREE MONTHS        NINE MONTHS
                                                             ENDED              ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                             1998               1998
                                                        ---------------    ---------------
Business restructuring charges
  Employee termination benefits(A)....................      $   --             $  2.6
  Contract terminations(A)............................          --               14.7
Other charges
  Asset impairments(A)................................          --               13.4
  Legal costs(A)......................................          --                1.6
Integration costs
  Network integration(B)..............................         8.8               21.2
  Facilities integration(C)...........................         0.1                0.2
  Department and employee realignment(D)..............         0.9                1.6
  Functional re-engineering(E)........................         0.5                1.2
  Year 2000(F)........................................         0.2                0.3
  Other(G)............................................         1.4                5.2
                                                            ------             ------
                                                              11.9               62.0
Changes in estimate
WorldCom contract negotiation.........................       (10.1)             (10.1)
                                                            ------             ------
     Total............................................      $  1.8             $ 51.9
                                                            ======             ======

---------------

(A)  See prior table for components of cost.

(B) Consists primarily of redundant network expense, with some employee salary costs of severed employees through their severance date.
(C)  Consists of rent expense for redundant facilities.
(D)  Consists of branding, training and relocation expenses.
(E)  Consists of consultant costs and some employee salary costs.
(F)  Consists of consultant costs.
(G) Consists of losses on divested businesses, employee salary costs, legal, accounting and consulting costs.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

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

     Future minimum payments under the Williams capital lease at September 30, 1998, are as follows (in thousands):

Three months ending December 31, 1998.......................  $   5,883
Twelve months ending:
  1999......................................................     32,354
  2000......................................................     39,707
  2001......................................................     45,590
  2002......................................................     51,472
  2003......................................................     52,943
Thereafter..................................................    754,434
                                                              ---------
                                                                982,383
  Less amount representing interest.........................   (557,557)
                                                              ---------
  Present value of future minimum lease payments............  $ 424,826
                                                              =========

     Certain executory costs, principally maintenance, associated with the Williams agreement are being expensed as incurred.

NOTE 7.  PREFERRED STOCK

     On August 18, 1998, the Company sold 8,000,000 Depositary Shares (the "Series F Depositary Shares") (aggregate liquidation preference $200 million) each representing a one-hundredth interest in a share of the Company's 7% Series F Junior Convertible Preferred Stock, (the "Series F Preferred Stock"), in a private placement transaction. Net proceeds to the Company amounted to approximately $193.8 million. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is convertible, subject to prior redemption, at any time after November 16, 1998 at the option of the holder thereof into Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

     During July and August 1998, the Company exchanged (a) approximately 2.029 million shares of its Common Stock for approximately 1.487 million Depositary Shares (each representing a 1/100th interest in a share of 7% Series D Junior Convertible Preferred Stock (the "Series D Preferred Stock")) and (b) approximately 1.423 million shares of its Common Stock for approximately 1.511 million Depositary Shares (each representing a 1/100th interest in a share of 7% Series E Junior Convertible Preferred Stock ("the Series E Preferred Stock")), pursuant to exchange agreements with certain holders of such Depositary Shares. In connection with the conversion of shares, the Company recorded additional preferred stock dividends of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

NOTE 8.  COMPREHENSIVE INCOME

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

NOTE 9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share of Common Stock (dollars in thousands, except shares and per share amounts):

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------   -------------------------
                                         1998          1997          1998          1997
                                      -----------   -----------   -----------   -----------
Numerator:
  Net loss..........................  $   (85,853)  $  (144,165)  $  (370,085)  $  (201,219)
  Preferred stock dividends and
     accretions.....................      (30,647)      (13,895)      (68,118)      (27,118)
                                      -----------   -----------   -----------   -----------
  Numerator for basic loss per
     share -- loss attributable to
     common stockholders............     (116,500)     (158,060)     (438,203)     (228,337)
  Effect of dilutive securities.....           --            --            --            --
                                      -----------   -----------   -----------   -----------
  Numerator for diluted loss per
     share -- income attributable to
     common stockholders after
     assumed conversions............  $  (116,500)  $  (158,060)  $  (438,203)  $  (228,337)
Denominator:
  Denominator for basic loss per
     share -- weighted-average
     shares.........................   47,041,191    33,479,460    41,948,399    32,925,462
  Effect of dilutive securities.....           --            --            --            --
                                      -----------   -----------   -----------   -----------
Denominator for diluted loss per
  share -- adjusted weighted-average
  shares............................   47,041,191    33,479,460    41,948,399    32,925,462
                                      ===========   ===========   ===========   ===========
Basic loss per share of Common
  Stock.............................  $     (2.48)  $     (4.72)  $    (10.45)  $     (6.93)
                                      ===========   ===========   ===========   ===========
Diluted loss per share of Common
  Stock.............................  $     (2.48)  $     (4.72)  $    (10.45)  $     (6.93)
                                      ===========   ===========   ===========   ===========

     Unexercised options to purchase 6,484,148 and 6,640,814 shares of Common Stock as of September 30, 1998 and 1997, respectively, and outstanding convertible preferred stock, convertible into 17,079,495 shares of Common Stock as of September 30, 1998, were not included in the computations of diluted loss per share because assumed exercise/conversion would be anti-dilutive.

NOTE 10.  CONTINGENCIES

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the "Complaints"), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia (the "Merger") and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought a preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from DIGEX Directors. In August 1997, a motion to

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES dismiss the Complaints was filed on behalf of Intermedia, DIGEX, and the DIGEX Directors. The action has been dormant since that time.

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

     On April 29, 1998, the Company announced that it had committed resources to the Program, a plan to implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the Program which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one ICP. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimate by management to result in approximately $15.0 million of savings in operating costs per quarter. These savings will commence as various Program activities are completed.

     In connection with the adoption of the Program, the Company recorded a restructuring charge during the second quarter of approximately $32.3 million. The Company also expensed during the second and third quarter of 1998 other business restructuring and integration costs associated with the Program in the amounts of $17.8 million and $1.8 million, respectively. Management anticipates that all activities included in the Program will be completed by the end of 1999, and the Company anticipates incurring additional related business integration and restructuring costs through the end of that period, which will be excluded from the calculation of EBITDA before certain charges.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                     THREE MONTHS        NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    ---------------    ---------------
                                                    1998      1997     1998      1997
                                                    -----    ------    -----    ------
Revenues:
  Local network services..........................   22.8%     16.6%    22.3%     15.4%
  Enhanced data services..........................   24.7      43.3     24.4      33.2
  Interexchange services..........................   37.2      38.8     38.3      48.9
  Integration services............................   15.3       1.3     15.0       2.5
                                                    -----    ------    -----    ------
                                                    100.0     100.0    100.0     100.0
Expenses:
  Network operations..............................   43.5      68.8     46.9      70.4
  Facilities administration and maintenance.......    7.8      14.0      9.3      13.0
  Cost of goods sold..............................    9.9        .7      9.7       1.5
  Selling, general and administrative.............   30.9      35.1     31.2      39.3
  Depreciation and amortization...................   28.4      22.6     28.0      20.7
  Charge off of purchased in-process R&D..........     --      84.2     12.1      36.3
  Business restructuring and integration..........    0.9        --     10.0        --
                                                    -----    ------    -----    ------
Loss from operations..............................  (21.4)   (125.4)   (47.2)    (81.2)
Other income (expense):
  Interest expense................................  (28.0)    (24.8)   (29.1)    (24.1)
  Other income....................................    4.8       9.4      5.0      10.1
                                                    -----    ------    -----    ------
Net Loss before extraordinary item................  (44.6)   (140.8)   (71.3)    (95.2)
Extraordinary loss on early extinguishment of
  debt............................................     --     (61.5)      --     (26.5)
                                                    -----    ------    -----    ------
Net loss..........................................  (44.6)   (202.3)   (71.3)   (121.7)
  Preferred stock dividends and accretions........  (15.9)    (19.5)   (13.1)    (16.4)
                                                    =====    ======    =====    ======
Net loss attributable to common stockholders......  (60.6)%  (221.8)%  (84.4)%  (138.1)%
                                                    =====    ======    =====    ======

     The following table sets forth other statistical data derived from the Company's operating records:

                                                       SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                                       ------------------   ------------------
Local and Long Distance Services:(1)
  Buildings connected(2).............................           4,331                2,703
  Voice switches in operation........................              21                   13
  Long distance billable minutes(3)..................     516,897,223          111,049,341
  Access line equivalents............................         311,898               50,740
  Access line equivalents per local switch(4)........           7,303                3,494
Enhanced data services:(1)
  Data switches installed............................             164                  130
  Nodes in service(5)................................          30,266               17,286
  NNI connections....................................             608                  366
Employees............................................           3,678                1,820

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

     Local network services revenue increased 270.6% to $43.8 million for the third quarter of 1998 compared to $11.8 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998 and the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 261,158 from October 1, 1997 through the end of the third quarter of 1998. The Company was certified as a comprehensive local exchance carrier ("CLEC") in 36 states and the District of Columbia as of the end of the third quarter of 1998.

     Enhanced data services revenue increased 54.3% to $47.6 million for the third quarter of 1998 compared to $30.8 million for the same period in 1997. This increase was principally due to the acquisition of LDS during the first quarter of 1998 and the expansion of the Company's enhanced data network. The data network was expanded by 34 switches, 242 NNI connections, and 12,980 new frame relay nodes. In addition, the Company experienced an increased amount of sales in frame relay services and new web site installations during the nine month period ended September 30, 1998.

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

Operating Expenses

     Total operating expenses increased 45.4% to $233.6 million for the third quarter of 1998 compared to $160.6 million for the same period in 1997. The increase resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998 and the acquisition of National during the second quarter of 1998. The Company has recorded approximately $1.8 million (net of a $9.1 million reduction in business restructuring costs associated with a contract negotiation), in the third quarter of 1998 for the execution of the business restructuring and integration program, has increased support costs relating to the significant expansion of the Company's owned and leased networks, and has continued expansion in personnel to sustain and support the Company's growth.

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

     Cost of goods sold increased 3680.1% to $19.0 million for the third quarter of 1998 compared to $0.5 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

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

     Depreciation and amortization expenses increased 239.0% to $54.6 million for the third quarter of 1998 compared to $16.1 million for the same period in 1997. This increase was principally due to additions to telecommunications equipment placed in service since October 1, 1997, relating to ongoing network expansion, as well as, the acquisitions Shared, LDS, and National which contributed, based on preliminary estimates, approximately $662.8 million, $143.1 million, and $146.7 million of goodwill and acquired intangibles, respectively. Additional depreciation charges of approximately $5.1 million resulted from the long-term lease of capital assets from Williams, which began during March of 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes intangibles associated with the businesses acquired. Previously reported amortization expense has been restated as a result of the Company's restatement of the charge for in-process R&D and restatement for the reallocation of goodwill to identifiable intangible assets.

     Charge for in-process R&D of $60.0 million for the third quarter of 1997 represents the amount of purchased in-process R&D associated with the purchase of DIGEX. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the third quarter of 1997.

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

     Remaining development efforts for DIGEX projects include various phases of design, development, and testing. Anticipated completion dates for the in-process R&D projects are expected to occur by the end of 1998, after which the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $0.5 million in the fourth quarter of 1998.

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

     Business restructuring and integration expense of approximately $1.8 million was recorded by the Company during the third quarter of 1998, which consists of costs related to businesses exited and integration and other restructuring costs, net of a $9.1 million reduction in business restructuring costs associated with a contract negotiation. Such costs were comprised primarily of network integration, back office accounting integration, information systems integration costs, and costs associated with positions scheduled to be eliminated by the second quarter of 1999. These costs represent incremental, redundant, or convergence costs that result directly from implementation of the Program but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the third quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects these additional costs to amount to approximately $33.2 million over the remainder of the Program. Future cash outlays are expected for all components of the remaining $12.1 million accrual (refer to Note 4), with the exception of approximately $4.2 million for asset impairment write-downs, which are expected to occur during the fourth quarter of 1998. The Company expects future cash outlays of approximately $4.3 million during the fourth quarter of 1998, $1.9 million during 1999, and the Company expects approximately $1.7 million to occur evenly throughout the Program.

     The Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 1998 have been restated to reflect a reduction of this charge by $7.9 million and $10.1 million, respectively, primarily as a result of a contract negotiation during the third quarter as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Extraordinary Loss

     The extraordinary loss of $43.8 million recorded during the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11 1/4% Senior Notes due 2007 issued in July 1997 and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

Net Loss

     Net loss decreased 40.4% to $85.9 million for the third quarter of 1998 compared to $144.2 million for the same period in 1997. The decrease resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and National in the second quarter of 1998. In addition, the Company has realized improved operating margins as a result of the restructuring and integration program, improved product strategy, and reduced network costs due to the network partnership agreements. The Company's "on-switch" sales strategy has also contributed to the improved overall margins.

Preferred Stock Dividends and Accretions

     Preferred stock dividends and accretions increased 120.6% to $30.6 million for the third quarter of 1998 compared to $13.9 million for the same period in 1997. The increase was due to the issuance of the two series of preferred stock, in October 1997 and August 1998, and the conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into Common Stock. The Company recorded a charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. In addition, preferred stock dividends were paid in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

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

Operating Expenses

     Total operating expenses increased 155.2% to $764.4 million for the nine months ended September 30, 1998 compared to $299.5 million for the same period in 1997. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The Company has recorded a one-time charge to earnings of $63.0 million during the first quarter of 1998 for purchased in-process R&D associated with the acquisition of Shared compared to a similar charge relating to the acquisition of DIGEX in the prior period of $60.0 million. Additionally, the Company recorded expenses of approximately $51.9 million in connection with the execution of the Program during the first nine months of 1998, increased support costs relating to the significant expansion of the Company's owned and leased networks, and has continued expanding its personnel to sustain and support the Company's growth.

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

     Selling, general and administrative expenses increased 149.7% to $162.2 million for the nine months ended September 30, 1998 compared to $65.0 million for the same period in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998, and the acquisition of National in the second quarter of 1998. The acquisitions of Shared, LDS, and National contributed to the increase by approximately $27.2 million, $9.1 million, and $5.2 million, respectively. The Company has experienced continued personnel growth, represented by departmental expense increases in sales of approximately $24.5 million, marketing of approximately $3.1 million, management information services of approximately $4.7 million, and customer operations and circuit design and provisioning of approximately $11.1 million. The growth in headcount was directly related to the need to support the Company's data network partnership agreements.

     Depreciation and amortization expenses increased 324.7% to $145.6 million for the nine months ended September 30, 1998 compared to $34.3 million for the same period in 1997. This increase was principally due to additions of telecommunications equipment placed in service since October 1, 1997, relating to ongoing network expansion, as well as, the acquisitions Shared, LDS, and National which contributed, based on preliminary estimates, approximately $662.8 million, $143.1 million, and $146.7 million of goodwill and acquired intangibles, respectively. Additional depreciation charges of approximately $15.4 million resulted from the long-term lease of capital assets from Williams in March 1998. Depreciation and amortization expense is expected to increase in future periods as the Company expands the network and depreciates and amortizes intangibles associated with the businesses acquired. Previously reported amortization expense has been restated as a result of the Company's restatement of the charge for in-process R&D and restatement for the reallocation of goodwill to identifiable intangible assets discussed below.

     Charge for in-process Research & Development of $63.0 million for the first nine months of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In previously issued financial statements, the Company recorded a charge for purchased in-process R&D of $85.0 million in connection with the acquisition of Shared. After discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for purchased in-process R&D to $63.0 million. This reduction has been reallocated to goodwill. In addition, the Company reallocated $51.0 million of the purchase price of Shared to other intangibles. The Company's condensed consolidated financial statements have been restated to reflect such adjustments as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

     In connection with the purchase of DIGEX in the third quarter of 1997, the Company allocated $60.0 million of the purchase price to in-process R&D projects as described above under the caption "Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997 -- Operating Expenses."

     Business restructuring and integration expense of approximately $51.9 million was recorded by the Company during the nine months ended September 30, 1998. The Company recorded a business restructuring and integration charge of $50.1 million during the second quarter of 1998, which was comprised of businesses exited, contract termination costs, and integration and other restructuring costs. During the third quarter of 1998, the Company expensed approximately $1.8 million in other business restructuring and integration costs, which consist of businesses exited and integration and other restructuring expenses, net of a $9.1 million reduction in business restructuring costs associated with a contract negotiation. Such costs were comprised primarily of network integration and information systems integration costs. These costs represent incremental, redundant or convergence costs that result directly from implementation of the Program, but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected for the third quarter by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects these additional costs to amount to approximately $33.2 million over the remainder of the Program. Future cash outlays are expected for all components of the remaining $12.1 million accrual (refer to Note 4), with the exception of approximately $4.2 million for asset impairment write-downs, which are expected to occur during the fourth quarter of 1998. The Company expects future cash outlays of approximately $4.3 million during the fourth quarter of 1998, $1.9 million during 1999, and the Company expects approximately $1.7 million to occur evenly throughout the Program.

     The Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 1998 have been restated to reflect a reduction of this charge by $7.9 million and 10.1 million, respectively, primarily as a result of a contract negotiation during the third quarter as described herein and in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Extraordinary Loss

     The extraordinary loss of $43.8 million recorded during the third quarter of 1997 consisted of pre-payment penalties relating to certain indebtedness which was repaid from the proceeds of the offering of the 11 1/4% Senior Notes issued in July of 1997 and the write-off of the unamortized deferred financing costs associated with the indebtedness repaid.

Net Loss

     Net loss increased 83.9% to $370.1 million for the nine months ended September 30, 1998 compared to $201.2 million for the same period in 1997. The increase was principally due to the acquisition of Shared in the first quarter of 1998 and National in the second quarter of 1998. In addition, the increased operating expenses resulting from the expansion of the network, increased selling, general and administrative costs, the charge for in-process R&D, business restructuring and integration expenses, and increased interest costs contributed to the increase in net loss.

Preferred Stock Dividends and Accretions

     Preferred stock dividends and accretions increased 151.2% to $68.1 million for the nine months ended September 30, 1998 compared to $27.1 million for the same period in 1997. The increase was due to the issuance of the two series of preferred stock, October 1997 and August 1998, and the conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into Common Stock. The Company recorded a charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. Preferred stock dividends were paid in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

     EBITDA before certain charges increased 138.5% to $15.4 million for the nine months ended September 30, 1998 compared to $(39.9) million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. These acquisitions contributed to improved EBITDA before certain charges primarily by consolidating sales forces and introducing the Company's products into additional markets. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as, through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits from the elimination of redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses, and selling, general and administrative expenses as a percentage of revenue in the six month period ended September 30, 1998 as compared to the same period in 1997.

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

     The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1996, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, and $324.6 million in net proceeds from the sale of senior notes. During 1997 the Company raised approximately $957.7 million in net proceeds from the sale of senior notes and approximately $648.4 million in net proceeds from the sale of three series of preferred stock. During 1998, the Company raised approximately $537.3 million in net proceeds from the sale of senior notes, including the over-allotment exercises, and approximately $193.8 million in net proceeds from the sale of a series of preferred stock. All of the Company's issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholders' equity on the Company's condensed consolidated balance sheet as of September 30, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future.

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

     The 1998 cost of the Year 2000 project for the core Intermedia business is estimated to be $0.8 million in external personnel costs and $0.7 million in internal personnel costs, both of which are being funded from available cash. This cost may be reduced if software and hardware are replaced with compliant systems as a result of other currently scheduled capital projects. The remaining expenses are not expected to have a material effect on the results of operations. During the nine months ended September 30, 1998, the Company incurred approximately $0.7 million in external staffing costs, $0.7 million in internal staffing costs, and $0.2 million in hardware and software costs.

     Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and are funded on a case-by-case basis as they occur. Total costs relating to systems modification and testing associated with Year 2000 activities, including hardware and software upgrades and personnel costs, relating to Intermedia acquisitions is estimated to be $1.3 million for the fourth quarter of 1998. Internal personnel costs associated with Year 2000 activities relating to the Company's recent acquisitions were approximately $0.1 million for the third quarter. It is projected that internal personnel costs associated with such Year 2000 activities relating to the acquisitions will be $0.1 million for fourth quarter. Year 2000 compliance for Intermedia acquisitions will be accomplished both by remediation of systems and by conversion to compliant Intermedia systems as part of the Program. These cost estimates do not include the costs of system conversions or upgrades that are included in the Program but which may also be necessary to ensure Year 2000 compliance. Though some of these activities will not be completed until the fourth quarter of 1999, the timing is not expected to have any adverse impact on Intermedia customers or business units.

     Approximately $0.5 million was spent in the third quarter on upgrades to the Company's hardware and software on an enterprise-wide basis. To date, $0.4 million has been spent on upgrades for the acquired companies. Projected costs for the fourth quarter associated with hardware and software upgrades for the acquisitions of Shared, DIGEX, LDS and National Tel are $0.3 million, largely in shared tenant equipment and office infrastructure upgrades.

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

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The cases have been dormant since August 1997 when a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. See Note 10 to the Company's Condensed Consolidated Financial Statements included herein.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER        EXHIBIT
------        -------
  2.1    --   Agreement and Plan of Merger, dated as of June 4, 1997,
              among the Company, Daylight Acquisition Corp. and DIGEX.
              Exhibit 99 (c) (1) to the Company's Schedule 14D-1 filed
              with the Commission on June 11, 1997, is incorporated herein by reference.
  2.2    --   Agreement and Plan of Merger, dated as of November 20, 1997, among the Company, Moonlight Acquisition Corp. and Shared.
              Exhibit 99 (c) (1) to the Company's Schedule 14D-1 and
              Schedule 13D filed with the Commission on November 26, 1997, is incorporate herein by reference.
  2.3    --   Acquisition Agreement, dated as of December 17, 1997, among the Company and the holders of interests in the Long
              Distance Savers companies. Exhibit 2.3 to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
              incorporated herein by reference.
  2.4    --   Agreement and Plan of Merger, dated as of February 11, 1998, among the Company, Sumter One Acquisition, Inc., Sumter Two
              Acquisition, Inc., National Telecommunications of Florida,
              Inc., NTC, Inc. and the stockholders of National. Exhibit
              2.4 to the Company's Registration Statement on Form S-3
              filed with the Commission on February 13, 1998 (No.
              333-46369) is incorporated herein by reference.
  4.1    --   Certificate of Designation of Voting Power, Designation
              Preferences and Relative, Participating, Optional and Other
              Special Rights and Qualifications, Limitations and
              Restrictions of 7% Series F Junior Convertible Preferred
              Stock of the Company, filed with the Secretary of State of the State of Delaware on August 17, 1998. Exhibit 4.8 to the
              Company's Registration on Form S-3 filed with the Commission on September 4, 1998 (No. 333-62931) is incorporated herein by reference.
  4.2    --   Registration Rights Agreement, dated as of August 18, 1998, among the Company and the initial purchasers of the Series F
              Depositary Shares. Exhibit 4.7 to the Company's Registration
              on Form S-3 filed with the Commission on September 4, 1998
              (No. 333-62931) is incorporated herein by reference.
  4.3    --   Deposit Agreement, dated as of August 18, 1998, among the
              Company and the Continental Stock and Transfer & Trust
              Company. Exhibit 4.9 to the Company's Registration on Form
              S-3 filed with the Commission on September 4, 1998 (No.
              333-62931) is incorporated herein by reference.
 27.1    --   Financial Data Schedule (For Commission Use Only).

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the third quarter of 1998:

          The Company filed a Current Report on Form 8-K, dated August 4, 1998, reporting under Item 5 that it had exchanged approximately 2.029 million shares of Common Stock for approximately 1.487 million Depositary Shares (each representing a 1/100% interest in a share of Series D Preferred Stock) and approximately .665 million shares of Common Stock for approximately .710 million Depositary Shares (each representing a 1/100% interest in a share of Series E Preferred Stock), pursuant to exchange agreements with certain holders of Depositary Shares and (b) that it commenced a private offering of $200 million liquidation preference of Series F Depositary Shares.

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

Dated: January 29, 1999

                                          INTERMEDIA COMMUNICATIONS INC.
                                                       (Registrant)

                                                 /s/ JEANNE M. WALTERS
                                          ----------------------------------
                                                    Jeanne M. Walters
                                              Vice President, Controller and
                                                 Chief Accounting Officer