Form 10-K
period 1998-12-31
INTERMEDIA COMMUNICATIONS INC
filed 1999-02-22
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                               DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates(1) of the registrant on February 11, 1999: $465,084,252.

     As of February 11, 1999, there were 49,457,139 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                         PART OF 10-K INTO WHICH INCORPORATED
--------                                                         ------------------------------------
                                                                               PART III
Proxy Statement relating to registrant's Annual Meeting of
Stockholders to be held on May 20, 1999

---------------

(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                          PAGE
                                                                          ----
                                 PART I
Item  1     Business....................................................    1
Item  2     Properties..................................................   26
Item  3     Legal Proceedings...........................................   26
Item  4     Submission of Matters to a Vote of Security Holders.........   26
                                PART II
Item  5     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   27
Item  6     Selected Financial and Other Operating Data.................   28
Item  7     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   30
Item  7A    Quantitative and Qualitative Disclosure.....................   44
Item  8     Financial Statements and Supplementary Data.................   44
Item  9     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   44
                                PART III
Item 10     Directors and Executive Officers of the Registrant..........   44
Item 11     Executive Compensation......................................   45
Item 12     Security Ownership of Certain Beneficial Owners and
              Management................................................   45
Item 13     Certain Relationships and Related Transactions..............   45
                                PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   45
            Signatures..................................................   49
            Glossary....................................................   50

                                     PART I

     References in this report to "the Company," or "Intermedia," "we," or "us" mean Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires. Certain terms used herein are defined in the Glossary which begins on page 51. This report contains certain "forward-looking statements" concerning Intermedia's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

SUMMARY

     Intermedia provides integrated communications services, including local, long-distance, high-speed data and Internet services, to business and government customers. Intermedia is the largest domestic independent company among those companies generally referred to as competitive local exchange carriers ("CLECs") (based upon fiscal 1998 telecommunications services revenues) and the largest provider of shared tenant telecommunications services in the United States. Intermedia is also a tier-one Internet service provider, the fourth largest nationwide frame relay provider in the United States (based on frame relay revenues of interexchange carriers), and a rapidly growing provider of Web hosting services to Fortune 2000 companies. With over 950 sales and sales support staff in 70 cities, Intermedia provides services to approximately 90,000 business customers nationwide and in selected international markets through a combination of owned and leased network facilities. As an integrated communications services provider with over ten years experience, Intermedia believes it is well positioned to take advantage of technical, regulatory and market dynamics that currently promote demand for a fully integrated set of communications services.

     Intermedia's reported revenues have grown from $14.3 million in 1994 to $712.8 million in 1998, representing a compound annual growth rate of approximately 166%.

     Intermedia continues to increase its customer base and network density. As of December 31, 1998, Intermedia's network infrastructure included over 347,000 local access line equivalents ("ALEs") in service, 23 voice switches, 177 data switches, over 35,000 frame relay nodes and 680 network to network interfaces ("NNIs"), including NNIs with BellSouth Telecommunications Inc., US West, Sprint, GTE, Bell Atlantic, and Southern New England Telecommunications Corp. ("SNET"). This infrastructure is capable of delivering local, long distance and enhanced data services (including frame relay, asynchronous transfer mode ("ATM") and Internet related services) and enabled Intermedia to address $100 billion of a $237 billion national market opportunity by the end of 1998, as compared to $34 billion at the end of 1997.

     Intermedia expects to continue to realize economies of scale on its intercity network: (i) through the continued deployment of local/long distance voice switches to serve its rapidly growing customer base, and (ii) by combining long distance voice traffic between switches with intercity enhanced data and Internet traffic. During 1999, Intermedia plans to introduce a new class of voice services which utilize data protocols ("Packet/Cell Switching") to deliver voice traffic over Intermedia's network. However, the timing of such offering will depend on a number of factors, including the maturation of industry standards and the regulatory environment, and no assurance can be given that the Company will not experience delays in launching this new product offering. These services will provide a competitive service offering to customers seeking a more cost-efficient and flexible alternative to voice services provided over traditional circuit switched telecommunications networks. Intermedia believes that Packet/Cell Switching networks, such as its own, will displace a significant portion of the national telecommunications market that is currently served over traditional circuit switched networks. Intermedia believes this new service offering, when implemented, will accelerate its penetration of the traditional voice services market and provide improved returns on its network investment.

     Intermedia's data services are provided over its interconnected frame relay, ATM and Internet Protocol ("IP") based networks. Enhanced data services include specialized communications services for customers needing to transport various forms of digital data among multiple locations. An important category of

Intermedia's enhanced data services is its Internet related services -- both high-speed access to the Internet, as well as Web hosting and Web site management services. According to industry sources, the market for Internet, frame relay and ATM transport services will total nearly $15.5 billion by 2000, of which Internet services will represent 50%, or $7.7 billion. Further, the Web hosting market is predicted to increase to over $10.5 billion (of which $8 billion will be Web site management services) by 2002. There can be no assurance that such market growth will be realized or that the assumptions underlying such projections are reliable. To satisfy its customers' desire for end-to-end enhanced data services (both networking and Internet services) from a single provider, Intermedia has deployed its network and made interconnection arrangements with other providers to offer national and international service.

     Intermedia's mission is to become the premier provider of communications solutions to businesses. Intermedia believes that its target customers have sophisticated communications services requirements, including the need for reliable network infrastructure, high quality, solutions-oriented and responsive customer service and continuous focus on service enhancements and new service development. Intermedia believes it has multiple advantages over its competitors in serving its targeted customer base as a result of the Company's: (i) specialized sales and service approach employing engineering and sales professionals who design and implement integrated, cost-effective telecommunications solutions; (ii) expertise in developing and operating a highly reliable, advanced digital fiber optic network offering substantial transmission capacity for the provision of a full suite of "all distance" communications services; (iii) emphasis on providing solutions-oriented and responsive customer service; (iv) network platform capable of servicing customers throughout the United States and in selected international markets;
(v) network development plan designed to assure an efficient evolution from a voice-oriented, circuit switched network to a Packet/Cell Switching network;
(vi) ongoing development and integration of new telecommunications technologies into its services, especially those technologies that allow the increasing integration of voice and data applications onto a single Packet/ Cell Switching network; (vii) ability to deliver local, long-distance and enhanced data services over a network controlled from end-to-end by Intermedia; (viii) long-term contracts with building owners where the Company acts as a shared tenant telecommunications services provider; and (ix) partnerships with other telecommunications service providers, such as US West, Ameritech, Bell Atlantic, and Williams, which expand Intermedia's channels of distribution (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview").

     Over the past few years, a portion of Intermedia's growth has been accomplished through acquisitions and other strategic ventures or selling relationships. Intermedia often examines various acquisitions and other strategic relationship proposals to accelerate its rate of growth. In addition to financial considerations, Intermedia assesses each acquisition opportunity to determine if it provides: (i) an established customer base to whom Intermedia can cross-sell its other services, (ii) a greater network density in region or needed network connectivity out of region, (iii) accelerated time to market in a pre-defined target market, (iv) products and services that are complementary to Intermedia's existing portfolio and (v) skilled staff, particularly in sales and sales support. While management does not believe that acquisitions are necessary to achieve Intermedia's strategic goals or to satisfy its business plan, strategic alliances with or acquisitions of appropriate companies may accelerate achievement of certain goals by creating financial and operating synergies, and by providing for more rapid expansion of Intermedia's network and services. Intermedia is currently evaluating and often engages in discussions regarding various acquisition and strategic relationship opportunities. These acquisitions could be funded by cash on hand and/or Intermedia's securities. Intermedia is not a party to any agreement for any material acquisition or strategic relationship nor can there be any assurance that any potential acquisition or strategic relationship will be consummated.

     Intermedia was incorporated in the State of Delaware on November 9, 1987, as the successor to Florida corporation that was founded in 1986. Intermedia's principal offices are located at 3625 Queen Palm Drive, Tampa, Florida 33619, and its telephone number is (813) 829-0011.

RECENT DEVELOPMENTS

     US West, Ameritech, Bell Atlantic and Williams. During 1998, Intermedia entered into enhanced data services agreements with US West, Ameritech, Bell Atlantic and Williams Telecommunications, Inc.

(Williams). Pursuant to the agreements with US West and Ameritech, Intermedia will provide frame relay networking and Internet services for interLATA connections, both inside and outside US West's and Ameritech's Internet service regions. Intermedia will begin to provide services under the agreement with Bell Atlantic when and if Bell Atlantic obtains the approvals necessary under the Telecommunications Act of 1996 (the "Telecommunications Act") to offer long distance services in its primary East Coast markets. Williams will use Intermedia's enhanced data services in areas where it does not have switching capability.

     1998 Acquisitions. In March 1998, Intermedia consummated the acquisition of Shared Technologies Fairchild, Inc. ("Shared"), the nation's largest provider of shared tenant telecommunications services. The total purchase price for Shared was approximately $782.2 million, including certain transaction expenses and fees relating to certain agreements. Also in March 1998, Intermedia consummated the acquisition of the affiliated entities known as Long Distance Savers (collectively, "LDS"), an established regional interexchange carrier, providing long distance services and Internet access in Louisiana, Texas, Oklahoma, Mississippi and Florida. The total purchase price was approximately $170.4 million including approximately $137.2 million in Intermedia's Common Stock, par value $.01 per share (the "Common Stock") and $33.2 million in cash, of which $15.1 million was used to retire LDS's long-term debt. In April 1998, Intermedia consummated the acquisition of the affiliated entities known as National Tel (collectively, "National"), an emerging switch-based CLEC and an established interexchange carrier providing local exchange and long distance voice services in Florida's major metropolitan markets. The total purchase price for National was approximately $153.2 million, consisting of approximately $88.7 million of Intermedia's Common Stock and $64.5 million in cash, including debt repayment of $2.8 million. Intermedia believes that these acquisitions will enable the Company to enhance Intermedia's national presence in the telecommunications market, consolidate Intermedia's position in its southern markets, particularly in Florida, one of the top five telecommunications usage states in the country, and add experienced sales professionals to the Company's marketing group.

     Restructuring Program. On April 29, 1998, the Company announced that it had committed resources to plan and implement the integration of acquired businesses. During the second quarter of 1998, the Company developed and began implementation of a restructuring program (the "Program"), which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one integrated communications provider. The significant activities in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems, including the integration of multiple billing systems, and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of redundant headcount and related costs. The Company expensed a total of $53.5 million of business restructuring, integration and other charges associated with the Program during 1998. These charges were excluded from the calculation of EBITDA before certain charges (as defined herein). Management anticipates that all activities included in the Program will be completed by the end of 1999 and the Company anticipates incurring additional related business integration and restructuring costs through the end of that period. These costs will also be excluded from the calculation of EBITDA before certain charges.

     Williams Agreement. In March 1998, Intermedia signed a definitive agreement with Williams to purchase nationwide transmission capacity on Williams' fiber optic network. The 20 year indefeasible right of use ("IRU") provides Intermedia with high capacity transport for its integrated voice and data services, connecting major markets throughout the continental United States. The agreement had the immediate effect of reducing Intermedia's unit cost for digital, intercity transmission capacity. Initial implementation of the agreement provides for the connection of approximately 50 cities over the next 12 months, with additional cities to follow. The capacity provided by Williams will become part of Intermedia's nationwide network of self-healing rings, over which the Company will deliver its integrated voice and data services.

     1998 Financing Transactions. During 1998, Intermedia consummated two offerings (and the sale of senior notes pursuant to an over-allotment option related to a December 1997 offering) pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), one of preferred stock and one of senior notes. These offerings, in aggregate, raised proceeds to Intermedia of approximately $730.8 million. The proceeds from these offerings have been used, and are reserved for use, for the expansion of Intermedia's network and for other corporate purposes. On June 15, 1998, the Company effected a 2 for 1 split of its Common Stock through a stock dividend paid to stockholders of record on June 1, 1998. During July and August 1998, the Company issued approximately 3.5 million shares of Common Stock in exchange for approximately $75 million liquidation preference of outstanding preferred stock pursuant to exchange agreements.

     Rule 144A Offerings. On February 9, 1999, the Company announced the commencement of concurrent private offerings of $300 million principal amount of Senior Notes due 2009 (the "Senior Notes") and $200 million gross proceeds of Senior Subordinated Discount Notes due 2009 (the "Senior Subordinated Notes") pursuant to Rule 144A promulgated under the Securities Act. The offering of the Senior Notes and the offering of the Senior Subordinated Notes are not conditioned on one another. The net proceeds from the offering of the Senior Notes will be used to fund up to 80% of the cost of acquisition or construction by the Company of telecommunications related assets. The net proceeds from the offering of the Senior Subordinated Notes will be used for general corporate purposes, including to fund working capital and operating losses, and to fund a portion of the cost of acquisition or construction by the Company of telecommunications-related assets.

     The Senior Notes and the Senior Subordinated Notes to be sold in the offerings have not been and will not be registered under the Securities Act or any state securities or blue sky laws, and may not be offered or sold in the United States or in any state thereof absent registration or an applicable exemption from the registration requirements of such laws.

     Anticipated Public Offering of DIGEX. During 1999, Intermedia expects its wholly-owned, Web hosting subsidiary, DIGEX, Incorporated ("DIGEX"), to offer to sell a portion of its capital stock to the public. While Intermedia expects to own at least 51% of the capital stock of DIGEX after the public offering, Intermedia may take other actions in the future which would further decrease its ownership interest. DIGEX anticipates using the proceeds of the public offering to finance a portion of the expenses and capital requirements associated with the continued expansion of its Web hosting business, including the construction of additional data centers. Intermedia anticipates funding DIGEX's future capital requirements independently of Intermedia. The Company may elect not to proceed with a DIGEX offering based on valuation issues or marketing considerations. There can be no assurance that DIGEX will successfully complete the planned public offering or, if completed, the timing of the offering or the proceeds DIGEX will receive.

SERVICES PROVIDED AND MARKETS SERVED

     Intermedia's integrated portfolio of services fall into four major categories: (i) local network services, which include local exchange services, special and switched access services and local private line services; (ii) enhanced data services, which include frame relay, ATM, high speed Internet services and Web hosting services; (iii) interexchange (long-distance) services; and (iv) integration services, which include the design, installation, sale and on-going maintenance of customer premise equipment such as private branch exchanges ("PBXs") and key systems.

     The Company offers a broad portfolio of services in response to market demands and to maximize its selling potential. Intermedia's current and prospective customers demand quality telecommunications services with simplified vendor interfaces and highly cost-effective solutions. The Company understands that customers expect Intermedia to solve their communications challenges. By offering an integrated package, Intermedia believes it can access a larger market, improve customer retention, achieve higher total margin, leverage its sales force and deployed capital, and reduce the cost of acquiring new customers.

     Local Network Services. Intermedia's local network services consist of private line services, which the Company has been offering since 1987, and local exchange services, which the Company began offering in

1996. Intermedia provides customers private line services either by building network facilities or by leasing extended network facilities to the customer's premises. Intermedia's local exchange services are typically provided in a bundled package, in combination with long distance and often with one or more additional service offerings. This enables Intermedia to increase its revenue generating product mix without having to acquire additional transport facilities.

     The Company has built its base of local network service customers by offering reliable, quality services to business customers in major metropolitan markets. In 1998, local network services accounted for approximately 23% (or approximately $163.4 million) of the Company's total revenue. Intermedia believes the revenue from local services will continue to grow through the introduction of local exchange services in additional markets, expansion of its network within existing markets and increased penetration of existing customers through provision of new incremental services.

     Enhanced Data Services. Intermedia's enhanced data services are provided over its interconnected frame relay, ATM and IP based networks. These services, which represent one of the Company's fastest growing segments, enable customers with multiple business locations to economically and securely transmit large volumes of data from one site to another. All of the customer's locations, whether domestic or international, are monitored by the Company and can be serviced through Intermedia's own facilities or through use of interconnected networks. As a consequence of a significantly increased volume of traffic and number of Internet customers connected to Intermedia's network, many of these customers connect to other users or Internet hosts without ever leaving Intermedia's network. Over 300 Internet service providers utilize Intermedia's network for access to their customers and other Internet sites.

     Frame Relay and ATM. As the fourth largest frame relay provider in the United States, Intermedia provides end-to-end guaranteed performance of a customer's entire network, including the local loop. Intermedia is able to extend this level of guaranteed performance since it has one of the most highly distributed frame relay networks in the United States, extending the self-healing benefits of frame relay to most first, second, and third tier cities throughout the nation. At December 31, 1998, Intermedia served over 35,000 frame relay nodes across a nationwide network utilizing 177 data switches and 680 NNIs. Intermedia's ATM services are designed for high capacity customers requiring the flexibility of serving single or multiple locations from one originating location. These services can be used to facilitate multi-media networking between high-speed devices such as work stations, super computers, routers, and bridges.

     Internet. Intermedia is well positioned to capitalize on the rapidly growing Internet services segment of the communications market. Intermedia is a nationally recognized tier-one service provider of IP/Internet connectivity and applications services. (Tier-one providers are those companies that own/operate their own coast-to-coast IP networks with recognized private peering arrangements to connect their customers to other tier-one Internet providers.) In the past year, Intermedia has expanded its service offerings beyond purely traditional connectivity offerings to value-added applications such as on-site firewall installation and integration, IP enabled faxing capabilities, and other Web-enabled administrative support tools.

     Web Hosting. As a leading provider of Web hosting services, Intermedia also manages secure, scalable, high performance Web sites and Web-based enterprise solutions (including the server, software, operating system, connectivity, and applications). With state-of-the-art data centers in Maryland and California, the Company provides hands-on technical expertise, proactive customer service/support and value-added solutions to Fortune 2000 companies with specialty Web-intensive needs.

     In 1998, the Company's enhanced data services accounted for 26% (or approximately $181.6 million) of Intermedia's total revenue. According to industry sources, the market for Internet, frame relay and ATM transport services will total nearly $15.5 billion by 2000, of which Internet services will represent 50%, or $7.7 billion. Further, the Web hosting market is predicted to increase to over $10.5 billion (of which $8 billion will be Web site management services) by 2002. There can be no assurance, however, that such market growth will be realized or that the assumptions underlying such projections are reliable.

     Long Distance Services. Intermedia has offered long distance services since December 1994. Long distance services include inbound (800 or 888) service, outbound service, calling card telephone service and interLATA private line service, and are referred to as interexchange services in the Company's financial statements. The Company currently provides interLATA long distance services in all 50 states, interstate long distance services nationwide and international termination worldwide. In 1998, Intermedia's interexchange services accounted for approximately 37% ($266.4 million) of the Company's total revenue.

     Integration Services. As part of its integration services, the Company engineers, installs, operates and maintains PBXs, key systems and other customer premise communications equipment for thousands of customers nationwide, developing specialized solutions for customers' specific telecommunications needs. Intermedia believes such services increase the level of linkage with the customer, thereby increasing the customer's reliance on Intermedia. Target customers for integration services include medium to large commercial businesses, hotels, government agencies and hospitals. The Company believes the demand for integration services will continue to grow as businesses seek support in their efforts to address Year 2000 compliance issues, as well as take advantage of emerging technologies. In 1998, integration services accounted for approximately 14% (or approximately $101.4 million) of the Company's total revenue.

     Intermedia believes that the introduction of its services at competitive market rates has stimulated demand from small and medium-sized customers, thereby broadening the market for Intermedia's services. Each of Intermedia's individually packaged services is competitively priced, and when integrated into a comprehensive telecommunications package, typically provides significant value and savings to such customers over a combination of incumbent local exchange carrier ("ILEC") and interexchange carrier service offerings.

     The Company has responded to the increase globalization of business and established its ability to serve the international connectivity needs of its customers through key vendors and strategic alliances. As of December 31, 1998, Intermedia was able to provide frame relay and private line connectivity to 56 countries (in addition to the United States) and voice and fax connectivity to over 250 countries worldwide. The Company offers a robust frame relay solution in Canada and Mexico and has competitive frame relay offerings in Europe, Asia/Pacific and Latin America. Planned future offerings include enhanced voice solutions such as international calling cards and international toll free service.

     The following table sets forth the Company's estimates, based upon an analysis of industry sources, including industry projections and Federal Communications Commission ("FCC") data, of the market size nationally of certain of the services described above. Only a limited amount of direct information is currently available and therefore a significant portion of the information set forth below is based upon estimates and assumptions made by the Company. Intermedia believes that its estimates are based upon reliable information and that its assumptions are reasonable. There can be no assurance, however, that the estimates will not vary from the actual market data and that these variances will not be substantial.

                                                                  UNITED STATES
                                                                   COMPETITIVE
                                                                TELECOMMUNICATIONS
                                                                MARKET OPPORTUNITY
                                                              1998 COMPANY ESTIMATES
                                                              ----------------------
                                                              (DOLLARS IN MILLIONS)
Local Exchange Services(1)..................................         $ 94,000
Access Services.............................................           38,500
Enhanced Data Services(2)...................................            3,000
Interexchange Services......................................          101,500
                                                                     --------
          Total Market Size.................................         $237,000
                                                                     ========

---------------

(1) The Company is currently permitted to offer these services in 37 states and the District of Columbia.

(2) Enhanced Data Services do not include Internet and Web site services market size data. This estimate represents frame relay and ATM services.

     The market sizes set forth in the above table are not intended to provide an indication of the Company's total addressable market or the revenue potential for the Company's services. Intermedia has obtained all certifications necessary to permit the Company to provide local exchange service in 37 states and the District of Columbia. In addition, the Company's ability to offer services in its territory is limited by the size and coverage of its network. The Company derives its addressable market estimates by multiplying the total national market size estimated above by the percentage of the population (as derived from U.S. Census Bureau information) residing in the Company's market areas. This estimate assumes that per capita telecommunications services usage is the same in various regions of the United States. The Company estimates that its 1998 addressable market, computed under this methodology, was approximately $100 billion.

SALES, MARKETING AND SERVICE DELIVERY

     The Company builds long-term relationships with its customers by providing a broad portfolio of integrated services, and by leveraging one or more of its services into a partnership with the customer in which Intermedia becomes the single source provider of all of the customer's telecommunications needs.

     Intermedia approaches the market through segmentation of its addressable markets -- defining clusters of potential customers with similar needs that can be addressed profitability by the Company. By tailoring solutions to select market segments, rather than selling services at large, Intermedia endeavors to create value for its customers and a distinct advantage for itself.

     Intermedia focuses on five major market categories:

     Tenants of Large Commercial Office Buildings. Intermedia targets high concentrations of business customers in locations where network, labor, and selling efficiencies can make Intermedia the low cost provider of telecommunications services. These high concentrations are found in multi-tenant commercial office buildings (200,000 square feet and larger) in major metropolitan areas. Customers benefit from the breadth of voice and data services offered through Intermedia's on-site facilities and technical staff -- without the expense, risks and responsibilities of direct ownership of high technology equipment.

     Small Multi-Application Businesses. Intermedia targets companies with less than 100 employees in information intensive industries (e.g., professional services, light manufacturing, etc.) that have high telecommunications usage (long distance spending in excess of $500 per month). Management believes these customers are easy to identify, typically make purchasing decisions locally, and recognize the value of quality integrated communications technology in their businesses. These customers have also shown a preference for a single bill and single point of contact for their communications needs.

     ILECs/RBOCs. This category is represented by the partnering arrangements Intermedia has with US West, Ameritech and Bell Atlantic, as well as the informal alliances it has with BellSouth and SBC to provide enhanced data service to the ILECs' and regional Bell operating companies' ("RBOCs") customers. The result is an integrated extension of Intermedia's and the ILEC's operational and service delivery functions, all transparent to the end user customer. Intermedia benefits from a reduced cost of acquiring customers through an indirect, extended sales force, while the ILECs benefit from expanding their product portfolios.

     High Transaction-Oriented Businesses. These businesses generate significant amounts of data and voice communications traffic, and include financial service firms (e.g., banks, securities/brokerage firms, insurance companies, real estate companies, etc.), retail stores and call center operations.

     Internet Service Providers. Intermedia's goal is to target Internet service providers and other aggregators of Internet services, focusing on the top 3,000 Internet service providers that connect into Intermedia's switch locations.

     As the Company enters a market, the sales force has clearly defined geographic boundaries based on the margins attainable from delivering the Company's integrated services package. Intermedia's sales force is compensated with higher incentives when they sell higher margin services and when they sell a bundled package offering. Sales agents are also compensated for referrals to other Intermedia marketing specialists which result in sales of additional services. All of Intermedia's sales force is backed by highly experienced technical personnel, including sales engineers and project managers, who are deployed throughout In-termedia's service territory. Intermedia's service delivery staff is organized around the delivery of total solutions to each customer. This includes the proper coordination of service components provided by supporting vendors, the preparation of the customer's site, if needed, and the installation, testing and delivery to the customer of the service solution. Thereafter, Intermedia monitors and maintains the quality and integrity of the service through its customer service and technical support staff, available 24 hours per day, 365 days per year. Services are monitored at locations in Tampa, Florida; Albany, New York; and suburban Washington, D.C.

     The Company is creating a culture of cross-selling because it recognizes the need to retain the current customer base and aggressively cross-sell other products to these customers. Management believes there is a greater likelihood of customer loyalty to Intermedia if the customer uses multiple services. In all cases, Intermedia utilizes its initial service relationship with a customer to cross-sell the other components of its fully integrated services portfolio.

     To reach its targeted customers, Intermedia will continue to expand into new territories and further penetrate markets previously accessed. Intermedia expects to continue to gain market share by following its segmentation approach and focusing on the geographic areas where it can attain critical mass and economies of scale.

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

     Intermedia has the ability to lease network capacity from other carriers at competitive rates. This has led Intermedia to lease network capacity in various city markets prior to, or as an economical alternative to, building such capacity. In addition, Intermedia intends to use unbundled ILEC network elements to provide rapid market entry and develop its customer base in advance of capital deployment. With network transport becoming a commodity, Intermedia believes that control of the transport is a critical success factor, but that ownership of these facilities is not mandatory. Utilizing leased facilities enables Intermedia to (i) meet customers' needs more rapidly; (ii) improve the utilization of Intermedia's existing network; (iii) add revenue producing customers before building out its network, thereby reducing the risks associated with speculative network construction or emerging technologies; and (iv) subsequently focus its capital expenditures in geographic areas where network construction or acquisition will provide a competitive advantage and clear economic benefit. Intermedia focuses its capital deployment on the segments of its infrastructure that it believes will provide the highest revenue and cash flow potential and the greatest long-term competitive advantage. This prudent capital deployment strategy has provided Intermedia with a high level of revenue per dollar of gross plant, property and equipment, achieving revenue of $0.63 per dollar of gross plant, property and equipment (calculated as an average of gross plant, property and equipment balances as of the years ended December 31, 1997 and 1998)for the year ended December 31, 1998.

     In those markets where Intermedia chooses to deploy broadband fiber, the Company's strategy is to deploy these network facilities to reach two sets of targets: (i) the ILEC central offices to which the majority of that market's business access lines connect; and (ii) the office buildings, office parks or other such high concentrations of business access lines and potential business customers. By using this approach, the Company is able to expend the least capital to reach the greatest number of customers and prospects. Facilities constructed in this manner may also be combined with facilities leased from another provider.

     As of December 31, 1998, the Company had fiber optic networks in service in Orlando, Tampa, Miami, St. Petersburg, Jacksonville, Gainesville, Daytona, Ft. Lauderdale and West Palm Beach, Florida; Atlanta, Georgia; Cincinnati, Ohio; Raleigh-Durham, North Carolina; Huntsville, Alabama; and St. Louis, Missouri.

Intermedia continues to expand these networks as needed to reach customers and targeted ILEC central offices. Intermedia's 14 city-based networks generally are comprised of fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. Intermedia also utilizes certain wireless technologies as a part of its provision of services. Intermedia owns a long-haul microwave transmission system comprising approximately 5,000 route miles in the Northeast, which is principally used for transporting digital interexchange trunking and analog video signals.

     The Company has undertaken a significant network expansion to satisfy the demands of its market driven growth in voice and data offerings. The Company has deployed resources, primarily switching equipment, to develop an extensive network to provide these services. Excess capacity on this primarily leased network can be used to provide incremental telecommunications services such as interexchange long distance services.

     Intermedia has deployed a backbone network that is being upgraded to allow all network applications, voice and data, to be carried over a single infrastructure utilizing an IP based architecture. Intermedia believes that extending IP based transport and switching to the edges of its network will provide for both economic advantage and innovative service offerings. A single access circuit carrying voice and data traffic in packets from the customer location to the Intermedia network can replace several less efficient circuits. Once a packet reaches the Intermedia network, it can be efficiently switched and transported through the IP backbone network, and converted by strategically placed gateways only when needed to interface with the public telephone network.

     Intermedia believes that the deployment of a Packet/Cell Switching network will allow it to achieve a cost of service advantage over the ILECs, whose substantial size advantage over Intermedia is offset in part by their inability to replace their entire network fabric with one such as Intermedia's integrated platform. Intermedia's IP based switches can handle approximately ten times as many calls as a voice switch and costs approximately one tenth as much as a voice switch, yielding a cost reduction of up to 99% for the switching components of local telephone calls, compared to the traditional switching method. As of December 31, 1998, the Company had deployed IP based ATM switches in 24 cities across the United States.

     The combination of the Company's city-based networks and its intercity capacity comprise the seamless network platform which enables Intermedia to offer its broad array of telecommunications services to its customers. Intermedia continues to explore emerging technologies (including direct dense wave division multiplexing) and new applications of existing technologies (including digital subscriber lines) which will allow it to: (i) rationalize its fiber backbone; (ii) reduce overall cost; and (iii) provide maximum flexibility in the utilization of its network infrastructure.

     Intermedia believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. Intermedia has entered into interconnection co-carrier agreements with all relevant carriers in its service territory. Intermedia has also interconnected its frame relay network to various ILECs, thereby substantially expanding the reach of its enhanced data services. Intermedia now provides originating and terminating transport services in all 50 states and maintains points of presence for interexchange and enhanced data services in most major cities in the United States. Intermedia has deployed, and continues to integrate, network monitoring and control tools to insure high levels of service quality and reliability. Among these, Intermedia's ViewSPAN(SM) service allows the Company and its frame relay network service customers to have full end to end visibility of network performance, even across interconnections with other carrier's networks.

     The Company has responded to the increase globalization of business and established its ability to serve the international connectivity needs of its customers through key vendors and strategic alliances. As of December 31, 1998, Intermedia was able to provide frame relay and private line connectivity to 56 countries (in addition to the United States) and voice and fax connectivity to over 250 countries worldwide. The Company offers a robust frame relay solution in Canada and Mexico and has competitive frame relay offerings in Europe, Asia/Pacific and Latin America. Planned future offerings include enhanced voice solutions such as international calling cards and international toll free service.

     In addition, Intermedia has pioneered the interconnection of its frame relay network with those of the ILECs, allowing pervasive, cost-efficient termination for its customers. Over 680 such NNIs have been implemented, including those with BellSouth, US West, Sprint, GTE, Bell Atlantic and SNET. Intermedia has such NNIs in over 85% of the nation's Local Access Transport Areas ("LATAs"). A LATA is a geographic area in which a local exchange carrier is permitted to offer switched telecommunications services, including long distance (local toll).

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

INFORMATION SYSTEMS

     Intermedia believes the information systems that support its business constitute a key aspect of its customer support services. Intermedia's business processes, including accepting a service order, implementing the service, providing ongoing technical and customer support and invoicing and collecting payment for the service are a highly repetitive, data-oriented set of tasks. By creating a flexible, unified database and establishing industry standards-based software, Intermedia expects to allow all customer support functions (order entry, billing, service implementation, network management, etc.) efficient access to data. Management believes that external applications, such as those used by acquired firms and systems that will be used by the ILECs for service orders and billing, will have the ability to interface with and interact with this information systems structure and that this integrated system will enhance Intermedia's ability to deliver and support an integrated package of services. Intermedia believes this architecture will offer cost performance, flexibility and scalability that will support its rapid growth, provide for high staff productivity, and support its strategy of offering fully integrated services to its customers.

COMPETITION

     Intermedia faces significant competition in each of its four service categories: local services, enhanced services, long distance services and integration services.

     Intermedia believes that various legislative initiatives, including the Telecommunications Act, have removed many of the remaining legislative barriers to local exchange competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings which could materially affect local exchange competition. Moreover, in light of the passage of the Telecommunications Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communication providers and CLECs, including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, MCI WorldCom, Sprint and others in the interexchange services (commonly referred to as long distance) market, the Telecommunications Act permits the RBOCs to provide long distance service in the same areas they are now providing local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by Intermedia. Furthermore, through acquisitions, AT&T and the former MCI have entered the local exchange services market, and other interexchange carriers ("IXCs") have announced their intent to enter the local exchange services market which is facilitated by the Telecommunications Act's requirement that ILECs permit others to use their local exchange facilities to provide service to customers. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions but increased competition with respect to interexchange services and local exchange services from existing and new entities could have a material adverse effect on Intermedia's business, financial condition, results of operations and prospects.

     Competition in each of the service categories provided by Intermedia is discussed below.

     Local Network Services. In each of its geographic markets, Intermedia faces significant competition for the local services it offers from RBOCs and other ILECs, which currently maintain dominant market shares in their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. Some of these companies also have indicated their intent to offer services as CLECs in markets outside of their current territory.

     Intermedia also faces competition in most markets in which it operates from one or more CLECs or integrated communication providers operating fiber optic networks. Other local service providers without their own fiber networks have operations or are initiating operations within one or more of Intermedia's service areas. MCI WorldCom, AT&T and certain cable television providers, either alone or jointly with AT&T or another carrier, have entered some or all of the markets that Intermedia presently serves. Intermedia also understands that other telecommunications companies have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by Intermedia. Other potential competitors of Intermedia include utility companies, other long distance carriers, wireless carriers and private networks built by individual business customers. Many of these entities are substantially larger and have substantially greater financial resources than Intermedia. Intermedia cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

     Competition in all of Intermedia's geographic market areas is based on quality, reliability, customer service and responsiveness, service features and price. Intermedia has kept its prices at levels competitive with those of the ILECs while providing, in the opinion of Intermedia, a higher level of service and responsiveness to its customers.

     Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs, as noted above, are achieving increased pricing flexibility for their local services as a result of recent legislative and regulatory action designed to increase competition in the local exchange market. The ILECs have continued to lower rates, resulting in downward pressure on the price of certain dedicated and switched access transport offered by Intermedia and other CLECs. This price erosion has decreased operating margins for these services. However, Intermedia believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through Intermedia's interconnection co-carrier agreements (see "Agreements") and the opening of local exchange service to competition. In addition, Intermedia believes that lower rates for dedicated access will benefit other services offered by Intermedia.

     Enhanced Data Services. Intermedia faces competition in its high-speed data services business from IXCs, very small aperture terminal ("VSAT") providers, ILECs and other telecommunications companies. Many of Intermedia's existing and potential competitors have financial and other resources significantly greater than those of Intermedia.

     Intermedia competes with the larger IXCs on the basis of service responsiveness and a rapid response to technology and service trends, and a regional focus borne of early market successes. All of the major IXCs, including AT&T, MCI WorldCom and Sprint, offer frame relay, ATM and IP based transport services, and several of the major IXCs have announced plans to provide Internet services. Intermedia believes it competes favorably with these providers in its markets, based on the features and functions of its services, the high density of its networks, its relatively greater experience and its in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

     Intermedia also competes with VSAT services which deliver data by satellite on the basis of price and data capacity. Intermedia believes that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT providers to compete with the frame relay services provided by Intermedia.

     Many of the ILECs now offer services similar to Intermedia's enhanced data services. Because the RBOCs have not yet been authorized to provide interexchange service inside the regions where they provide local exchange service, they may offer these services only on an intraLATA basis within their operating regions. Out-of-region RBOCs may also offer these services on an interLATA basis. While the RBOCs generally cannot interconnect their frame relay networks with each other, Intermedia has interconnected its frame relay network with those of various RBOCs. As a result, Intermedia can use certain RBOC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. Intermedia expects the RBOCs to aggressively expand their enhanced data services as regulatory developments permit them to deploy in-region interLATA long distance networks. When the RBOCs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. As part of its various interconnection agreements, Intermedia has negotiated favorable rates for unbundled ILEC frame relay service elements. Intermedia expects such negotiations to decrease its costs, improving margins for this service.

     Intermedia faces competition in its Internet services and Web hosting business from various technology and Internet related companies, certain of which have financial and other resources significantly greater than those of Intermedia. Intermedia competes in this highly competitive market based on its broad technical expertise, strong customer service and value-added applications.

     Long Distance Services. Intermedia currently competes with AT&T, MCI WorldCom, Sprint and others in the long distance services market. Many of Intermedia's competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. When, as expected, the RBOCs are permitted to provide long distance services within their operating regions they may provide substantial new competition to long distance providers. In providing interexchange services, Intermedia focuses on quality, service and price to distinguish itself in a very competitive marketplace and has built a loyal customer base by emphasizing its customer service. The additional new services that are offered as Intermedia expands its local exchange services offerings to additional markets should further support this position by allowing Intermedia to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, Intermedia's cost to provide these services is decreasing as it deploys more local/long distance voice switches and interexchange network facilities.

     Integration Services. Intermedia faces competition in its systems integration business from equipment manufacturers, RBOCs and other ILECs, long distance carriers and systems integrators, many of which have financial and other resources significantly greater than those of Intermedia. Intermedia competes in this market on the basis of its broad based technical expertise and strong customer service.

GOVERNMENT REGULATION

     Overview. Intermedia's telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC and state utility commissions regulate telecommunications common carriers. A telecommunications common carrier is a company which offers telecommunications services to the public or to all prospective users on standardized rates and terms. Intermedia's local exchange, interexchange and international and frame relay services are all common carrier services. Intermedia's systems integration business and Internet services are not considered to be common carrier services, although regulatory treatment of Internet service is evolving and it may become subject, at least in part, to some form of common carrier regulation.

     The FCC exercises jurisdiction over telecommunications common carriers, and their facilities and services, to the extent they are providing interstate or international communications. International authorities also may seek to regulate international telecommunications services originating in the United States. The various state regulatory commissions retain jurisdiction over telecommunications carriers, and their facilities and services, to the extent they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

     In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for Intermedia and its competitors. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Intermedia can be predicted at this time.

     Federal Regulation. Although Intermedia is currently not subject to price cap or rate of return regulation at the federal level and is not currently required to obtain FCC authorization for the installation, acquisition or operation of its domestic interexchange network facilities, it nevertheless must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Pursuant to the Communications Act, Intermedia is subject to the general requirement that its charges and regulations for communications services must be "just and reasonable" and that it may not make any "unjust or unreasonable discrimination" in its charges or regulations. Carriers such as Intermedia also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. Certain other specific regulations applicable to Intermedia are discussed below. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The Communications Act also requires prior approval for the assignment of an FCC radio license, such as the microwave licenses Intermedia holds, and for the assignment of an authorization to provide international service (but not domestic interexchange service) or the transfer of control (for example, through the sale of stock) of a company holding radio licenses or an international authorization. The FCC generally has the authority to modify or terminate a common carrier's authority to provide domestic interexchange or international service for failure to comply with federal laws or the rules of the FCC. Fines or other penalties also may be imposed for such violations.

     Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it will take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides Intermedia with both new opportunities and new challenges.

     The Telecommunications Act greatly expands the FCC's interconnection requirements on the ILECs. The Telecommunications Act requires the ILECs to: (i) provide physical collocation, which allows companies such as Intermedia and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services customers; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors; (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider; (v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Telecommunications Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks.

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its Interconnection Order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements (which would permit a carrier seeking interconnection to "pick and choose" among the terms of service from various other interconnection agreements between the ILECs and other CLECs). This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, however, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs and must reexamine the matter. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC, and the Company cannot predict the ultimate disposition of those matters. The possible impact of this decision, including the portion dealing with unbundled network elements, on existing interconnection agreements between ILECs and CLECs or on agreements that may be negotiated in the future also cannot be determined at this time.

     As a result of the pro-competitive provisions of the Telecommunications Act, the Company has taken the steps necessary to be a provider of local exchange services and has positioned itself as a full service, integrated telecommunications services provider. The Company has obtained local certification in 37 states and the District of Columbia. In addition, Intermedia has successfully negotiated local exchange service interconnection agreements with nine ILECs.

     The Telecommunications Act's interconnection requirements also apply to interexchange carriers and to all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide the Company with the ability to reduce its access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests from other carriers.

     As part of its pro-competitive policies, the Telecommunications Act frees the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's local exchange service interconnection regulations. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. However, to date, even where the RBOCs' applications have received state approval, the FCC has denied each of the RBOCs' applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. The FCC is also considering an RBOC proposal to permit RBOCs to offer immediately high speed, interLATA data services within their operating regions if they do so through a separate subsidiary, without first having to demonstrate that they have adhered to the FCC interconnection regulations discussed above.

     Two RBOCs, US West and Ameritech, entered into "teaming agreements" with Qwest Communications International, Inc. ("Qwest"), whereby the RBOCs would solicit customers for Qwest's long distance service and handle billing of those customers in exchange for a fee. These agreements would have permitted the RBOCs to offer their local customers a package of local and long distance services in competition with the Company's offerings even though the RBOCs would not themselves be providing the long distance component. Certain IXCs requested the FCC to block the proposed arrangement and initiated litigation in federal courts. The courts, at the request of the FCC, referred the question of the legality of the agreements under the Telecommunications Act to the FCC. On October 7, 1998, the FCC released a decision holding that these agreements were an improper attempt by the RBOCs to provide interLATA service that would be inconsistent with the Telecommunications Act. The FCC's decision has been appealed to the federal courts.

The Company is unable to predict the final outcome of this matter or the nature of any policies the FCC may adopt relating to other types of agreements between RBOCs and carriers other than Qwest.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the RBOCs and other ILECs are classified as dominant carriers, and all other providers of domestic common carrier services, including Intermedia, are classified as non-dominant carriers. The Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the Telecommunications Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as Intermedia nine months to withdraw federal tariffs and move to contractual relationships with their customers. This order subsequently was stayed by a federal appeals court, and it is unclear at this time whether the detariffing order will be implemented. Until further action is taken by the FCC or the courts, Intermedia will continue to maintain tariffs for these services. In June 1997, the FCC issued another order stating that non-dominant carriers, such as Intermedia, could withdraw their tariffs for interstate access services. While the Company has no immediate plans to withdraw its tariff, this FCC order allows the Company to do so. The FCC does require the Company to obtain authority to provide service between the United States and foreign points and to file tariffs on an ongoing basis for international service.

     The Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the Universal Service Fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. This order will require Intermedia to contribute to the Universal Service Fund, but may also allow Intermedia to receive payments from the Fund if it is deemed eligible. Intermedia also may provide service to under-served customers in lieu of making Universal Service Fund payments. Intermedia's 1998 contribution resulting from these regulations is estimated to be $750,000 to $1.5 million. For the four quarters of 1998, the FCC established payment rates for all interexchange carriers, including the Company, that amount to 3% to 4% of eligible intrastate, interstate, and international long distance service revenues. The rate established for the first quarter of 1999 is 3.76%. The FCC allows all interexchange carriers, including the Company, to recover the international and interstate portions of these payments by passing the charges through to their customers.

     The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime, which would increase Intermedia's costs, could have adverse consequences for the Company.

     A dispute has arisen over the provision of the Telecommunications Act requiring ILECs to compensate CLECs for local calls originating on the ILEC's network but terminating on the CLEC's network. Most ILECs argue that they are not obligated to pay CLECs -- including Intermedia -- for local calls made to Internet service providers. This dispute has resulted in two ILECs withholding approximately $46.0 million in payments to Intermedia through December 31, 1998. Recently, Intermedia and other CLECs have asked state regulatory commissions to resolve this dispute. To date, 29 state commissions and three federal courts have ruled on the issue finding that ILECs must pay compensation to competitive carriers for local calls to Internet service providers located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter, and ILECs and CLECs are in the process of attempting to pursue the matter at the FCC, in federal courts and before Congress.

     On May 16, 1997, the FCC released an order that fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network. Intermedia believes that the FCC's new access charge rules do not adversely affect Intermedia's business plans, and that they in fact present significant new opportunities for new entrants, including Intermedia. Aspects of the access charge order may be changed in the future. Appeals by numerous parties were denied by the Eighth Circuit Court of Appeals on August 19, 1998.

     State Regulation. To the extent that Intermedia provides telecommunications services which originate and terminate within the same state, it is subject to the jurisdiction of that state's public service commissions. Intermedia currently provides some intrastate telecommunication services in all 50 states and is subject to varying degrees of regulation by the public service commissions of those states. Intermedia is currently certificated (or certification is not required) in all 50 states and the District of Columbia to provide interexchange services. Intermedia is certified as a CLEC in 37 states and the District of Columbia. Intermedia is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions. Intermedia is not subject to price cap or rate of return regulation in any state in which it is currently certificated to provide local exchange service.

     The Telecommunications Act preempts state statutes and regulations that restrict the provision of competitive local services. As a result of this sweeping legislation, Intermedia will be free to provide the full range of intrastate local and long distance services in all states in which it currently operates, and in any states into which it may wish to expand. While this action greatly increases Intermedia's addressable customer base, it also increases the amount of competition to which Intermedia may be subject.

     Although the Telecommunications Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters still must be resolved before the Telecommunications Act's policies promoting local competition are fully implemented. Intermedia continues to support efforts at the state government level to encourage competition in its markets under the federal law and to permit integrated communication providers and CLECs to operate on the same basis and with the same rights as the ILECs. Despite the still uncertain regulatory environment, Intermedia has been successful in its pursuit of local certificates from state commissions and in negotiating interconnection agreements with the ILECs which permit Intermedia to meet its business objectives.

     In most states, Intermedia is required to file tariffs setting forth the terms, conditions and prices for services classified as intrastate (local, interexchange and frame relay). Most states require Intermedia to list the services provided and the specific rate for each service. Under different forms of regulatory flexibility, Intermedia may be allowed to set price ranges for specific services, and in some cases, prices may be set on an individual customer basis. Some states also require Intermedia to seek the approval of the local public service commission for the issuance of debt or equity securities or other transactions which would result in a lien on Intermedia's property used to provide intrastate service within those states. Many states also require approval for the sale or acquisition of another telecommunications company and require the filing of reports and payments of various fees. Like the FCC, most states also consider complaints relating to a carrier's intrastate services or rates.

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

     In some of the areas where Intermedia provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by Intermedia. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which Intermedia operates or plans to operate or whether it will be implemented without a legal challenge initiated by Intermedia or another integrated communications provider or CLEC. If any of Intermedia's existing network agreements were terminated prior to their expiration date and Intermedia was forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on Intermedia.

     Intermedia also must obtain licenses to attach facilities to utility poles to build and expand facilities. Because utilities that are owned by cooperatives or municipalities are not subject to federal pole attachment regulation, there is no assurance that Intermedia will be able to obtain pole attachment from these utilities at reasonable rates, terms and conditions.

EMPLOYEES

     As of December 31, 1998, Intermedia employed a total of 3,931 employees. The Company anticipates that the number of employees will increase throughout 1999. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The Company also regularly uses the services of contract technicians for the installation and maintenance of its network. Intermedia believes that its relations with its employees are good.

RISK FACTORS

  SUBSTANTIAL DEBT

     Substantial Debt. We have a significant amount of debt. At December 31, 1998, we had outstanding approximately $2.6 billion of debt and other liabilities (including trade payables) and approximately $862.3 million of obligations with respect to four outstanding series of preferred stock. As a result, we will be required to pay cash interest of approximately $100.1 million in 1999 on our outstanding notes. This amount will increase in 2001 and again in 2002 when certain of our outstanding debt which does not currently pay cash interest begins to pay cash interest. This amount will also increase if the recently announced offering of Senior Notes and Senior Subordinated Notes is completed.

     Insufficient Cash Flow. We do not generate enough cash flow to cover our operating and investing expenses. Our historical earnings have been insufficient to cover combined fixed charges and dividends on preferred stock by $245.7 million for the year ended December 31, 1997 and $584.8 million for the year ended December 31, 1998. Combined fixed charges and dividends include interest and dividends, whether paid or accrued. On a pro forma basis, after giving applicable effect to the acquisitions of Shared, National and LDS and each of our 1997 and 1998 debt and equity offerings as if they had been consummated at the beginning of the year, our earnings would be insufficient to cover combined fixed charges and dividends on preferred stock by $489.5 million for the year ended December 31, 1997 and $602.3 million for the year ended December 31, 1998. This deficiency will increase if the recently announced offering of Senior Notes and Senior Subordinated Notes is completed. We expect this situation will continue for the next several years. Therefore, unless we develop additional sources of cash flow, we may not be able to pay interest on our debt and dividends on our preferred stock or repay our obligations at maturity. As an alternative, we may refinance all or a portion of our outstanding debt. We cannot assure you that we will be able to refinance our debt or develop additional sources of cash flow.

     Possible Additional Debt. While the terms of our outstanding debt limit the additional debt we may incur, they do not prohibit us from incurring more debt. We may incur substantial additional debt, including the recently announced offering of Senior Notes and Senior Subordinated Notes, during the next few years to finance the construction of networks and purchase of network electronics, including local/long distance voice and data switches, to finance business acquisitions, or for general corporate purposes, including to fund working capital and operating losses.

     Consequences of Debt. Our level of debt could have important consequences to holders of our Common Stock. For example, it could:

     - require us to dedicate a substantial portion of our future cash flow from operations to the payment of the principal and interest on our debt, and dividends on and the redemption of our preferred stock, thereby reducing the funds available for other business purposes;

     - make us more vulnerable if there is a downturn in our business;

     - limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes; and

     - place us at a competitive disadvantage compared to competitors who have less debt than we do.

HISTORY OF NET LOSSES; LIMITED OPERATIONS OF CERTAIN SERVICES; NEED FOR ADDITIONAL CAPITAL

     History of Net Losses. We have incurred significant operating losses during the past several years while we have developed our business and expanded our networks. Although our revenues have increased in each of the last three years, we have incurred net losses attributable to common stockholders of approximately $57.2 million, $284.9 million and $577.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. We expect net losses to continue for the next several years.

     Limited Operations of Certain Services. We began operations in 1986. Substantially all of our revenues are derived from local, long distance, enhanced data and integration services. We have recently initiated many of these services or expanded their availability in new market areas. We also expect to substantially increase the size of our operations in the near future. Therefore, you have limited historical financial information upon which to base your evaluation of our performance and our ability to compete successfully in the telecommunications business.

     Need for Additional Capital. We require significant amounts of capital to expand our existing networks and services and to develop new networks and services. In addition, we may need additional capital in order to repay our outstanding debts when they become due. See "Substantial Debt." We expect to fund our capital needs by using available cash, joint ventures, debt or equity financing, credit availability and internally generated funds. Assuming that we complete the proposed offering of Senior Notes and Senior Subordinated Notes, we expect that during the second half of 2000 we will need to raise additional capital to continue expanding our business. However, our future capital needs depend upon a number of factors, certain of which we can control (such as marketing expenses, staffing levels and customer growth) and others which we cannot control (such as competitive conditions, government regulation and capital costs). Moreover, our outstanding debt and preferred stock restrict our ability to incur additional debt or issue additional preferred stock. Depending on market conditions, we may decide to raise additional capital earlier. However, we cannot assure you that we will be successful in raising sufficient debt or equity on terms that we will consider acceptable. If we cannot generate sufficient funds or if the proposed offering of Senior Notes and Senior Subordinated Notes is not completed, we may be required to delay or abandon some of our planned expansion or expenditures. This likely would affect our growth and our ability to repay our outstanding debt as well as the Notes at maturity.

LACK OF DIVIDEND HISTORY

     We have never declared or paid any cash dividends on our Common Stock, and we do not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt facilities and other factors. We intend to retain any of our earnings to finance the development and expansion of our business. In addition, the terms of our outstanding debt and preferred stock restrict the payment of dividends on Common Stock. We may also establish a bank credit facility which may contain additional dividend restrictions.

RISKS ASSOCIATED WITH ACQUISITIONS AND EXPANSION

     Recent Acquisitions. In 1998, we acquired Shared, LDS and National. These acquisitions diverted our resources and management time and require further integration with our existing networks and services. We expensed $53.5 million of business restructuring, integration and other charges during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." We cannot assure you we will successfully integrate the operations of these acquired entities into our operations; all of the anticipated benefits from the restructuring program will be realized; or the restructuring program will not be more expensive or take longer than anticipated. If we cannot successfully integrate the acquisitions and realize the benefits of the restructuring program, we may have difficulty generating sufficient funds to repay the Notes.

     Possible Future Acquisitions or Dispositions. Consistent with our strategy, we are currently evaluating and often engage in discussions regarding various acquisition or disposition opportunities. However, we have not reached any agreement or agreement in principle to effect any material acquisition or disposition. We cannot assure you that we will be able to identify, finance and complete suitable acquisition opportunities on acceptable terms. Any future acquisitions could be funded with cash on hand and/or by issuing additional securities. It is possible that one or more of such possible future acquisitions or dispositions, if completed, could adversely affect our funds from operations or cash available for distribution, in the short term, in the long term or both, or increase our debt, or could be followed by a decline in the market value of our outstanding securities, including the Notes.

     Failure to Obtain Third Party Consents in Connection with an Acquisition or Merger. We consummated a number of acquisitions over the past two years, including the acquisitions of Shared, LDS and National. We may not have obtained or, as in the case of the acquisition of Shared, may have elected not to seek, and in connection with future acquisitions may elect not to seek, all required consents from third parties with respect to acquired contracts. While the failure to obtain required third party consents does not give rise to an action to rescind the acquisition or merger, the third party could assert a breach of the acquired contract. We believe the failure to obtain any such third party consents should not result in any material adverse consequences. However, we cannot assure you that no material adverse consequences will result from any such breach of contract claims.

     Expansion Risk. We have expanded rapidly and expect this rapid expansion to continue in the near future. This growth has increased our operating complexity, as well as the level of responsibility for both existing and new management personnel. In order to manage our expansion effectively, we must continue to implement and improve our operational and financial systems and expand, train and manage our employee base.

     Need to Obtain Permits and Rights-of-Way to Implement Network
Expansion. We are continuing to expand our existing networks to pursue market opportunities. To expand our networks requires us, among other things, to acquire rights-of-way, pole attachment agreements and any required permits and to finance such expansion. We cannot assure you we will be able to obtain the necessary permits, agreements or financing to expand our existing networks on a timely basis. If we cannot expand our existing networks in accordance with our plans, the growth of our business could be materially adversely affected.

     Risk of New Service Acceptance by Customers. We have recently introduced and will continue to introduce new services, primarily local exchange services, which we believe are important to our long-term growth. The success of these services will be dependent upon, among other things, the willingness of customers to accept us as the provider of such services. The lack of such acceptance could have a material adverse effect on the growth of our business.

     Potential Diminishing Rate of Growth. During the period from 1994 through 1998, our revenues grew at a compound annual growth rate of approximately 166% (including the effect of acquisitions). While we expect to continue to grow, as our size increases, it is likely our rate of growth will decrease.

RISKS RELATED TO INTERNET SERVICES

     Maintenance of Peering Relationships. The Internet is comprised of many Internet service providers who operate their own networks and interconnect with other Internet service providers at various peering points. Our peering relationships with other Internet service providers permit us to exchange traffic with other Internet service providers without having to pay settlement charges. Although we meet the industry's current standards for peering, we cannot guarantee that other national Internet service providers will maintain peering relationships with us. In addition, the requirements associated with maintaining peering relationships with the major national Internet service providers may change. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet any new requirements on a timely basis, at a commercially reasonable cost, or at all.

     Potential Liability of On-Line Service Providers. The law in the United States relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability for materials carried on or disseminated through their systems is imposed on Internet service providers, we would likely implement measures to reduce our exposure to such liability. Such measures could require us to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention on liability issues, as a result of lawsuits, legislation and legislative proposals, could adversely affect the growth of Internet use.

DEPENDENCE UPON NETWORK INFRASTRUCTURE

     To successfully market our services to business and government users, our network infrastructure must provide superior reliability, capacity and security. Our networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which have caused, and will continue to cause, interruptions in service or reduced capacity for our customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on our business, financial condition, results of operations and prospects.

RAPID TECHNOLOGICAL CHANGES

     Communications technology is changing rapidly. While we believe, for the foreseeable future, these changes will not materially affect the continued use of our fiber optic networks or materially hinder our ability to acquire necessary technologies, the effect of technological changes, such as changes relating to emerging wire-line and wireless transmission technologies, including software protocols, on our business cannot be predicted.

COMPETITION

     In each of our markets, when selling local services, we compete with incumbent local exchange carriers ("ILECs") which currently dominate their local telecommunications markets. ILECs have longstanding relationships with their customers which may create competitive barriers. ILECs also may have the potential to subsidize their competitive services from revenues they earn from their monopoly services. We also face competition in most markets in which we operate from one or more integrated communications providers or competitive local exchange carriers ("CLECs"). Through acquisitions, AT&T and MCI WorldCom have entered the local services market, and other long distance carriers have announced their intent to enter the local services market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new or larger competitors. The recent mergers of MCI and WorldCom and of AT&T and Teleport Communications Group, Inc., as well as the proposed mergers of AT&T and Tele-Communications, Inc., Bell Atlantic and GTE, and Ameritech and SBC Communications, Inc. are examples of this trend.

     Recent legislative initiatives, including the Telecommunications Act, have removed many of the remaining legislative barriers to local competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings. We cannot predict the impact future regulatory developments may have on our ability to complete. However, if

ILECs are permitted to substantially lower their rates or offer significant volume or term discount pricing, our net income and/or cash flow could be materially adversely affected.

     Our enhanced data services (including Internet) compete with services offered by ILECs, long distance carriers, very small aperture terminal (satellite dish) providers, Internet service providers and others. In particular, the market for Internet services is extremely competitive, and there are limited barriers to entry. When offering long distance services, we compete with AT&T, MCI WorldCom, Sprint and others. The Telecommunications Act permits the regional Bell operating companies ("RBOCs") to provide long distance services in the same areas where they now provide local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by us. Our integration services compete with those offered by equipment manufacturers, RBOCs and other ILECs, long distance carriers and systems integrators.

     We cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on our business. Many of our existing and potential competitors have financial, personnel and other resources significantly greater than ours which could effect our ability to compete.

REGULATION

     We are subject to federal, state and local regulation of our telecommunications business as more fully described below. See
"Business -- Government Regulation." In general, regulation of the telecommunications industry is in a state of flux. With the passage of the Telecommunications Act, Congress sought to foster competition in the telecommunications industry. The Telecommunications Act attempted to create a framework for companies, such as ours, to offer local exchange service for business and residential customers in competition with existing local telephone companies. The Telecommunications Act also sought to open up the long distance market to additional competition by permitting RBOCs to engage in the long distance business, under certain conditions, in the same regions where they now offer local service. These and many other regulations are the subject of ongoing administrative proceedings at the state and federal levels, litigation in federal and state courts, and legislation in federal and state legislatures. The outcome of the various proceedings, litigation and legislation cannot be predicted and might adversely affect our business and operations.

     The Telecommunications Act and the issuance by the Federal Communication Commission ("FCC") of rules governing local competition, particularly those requiring the interconnection of all networks and the exchange of traffic among the ILECs and CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the markets for local exchange services. On January 25, 1999, the Supreme Court largely reversed earlier decisions of the Eighth Circuit Court of Appeals and held that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. The Supreme Court stated that the FCC has authority to set pricing guidelines for CLECs to use various portions of the ILEC's network necessary for the CLECs to provide service. These portions of the ILEC's network are called "Unbundled Network Elements" or "UNEs." The Supreme Court also affirmed the FCC's authority to prevent ILECs from refusing to sell to CLECs the ILECs existing combinations of network elements. The Supreme Court approved the FCC's establishment of "pick and choose" rules regarding interconnection agreements between ILECs and CLECs (which would permit a CLEC to "pick and choose" among various terms of service in different interconnection agreements between the ILEC and other CLECs). The Supreme Court's decision reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC, and we cannot predict the ultimate disposition of these matters. The possible impact of this decision, including the portion dealing with unbundled network elements, on existing interconnection agreements between ILECs and CLECs or on agreements that may be negotiated in the future also can not be determined at this time.

     Although the passage of the Telecommunications Act should result in increased opportunities for companies that are competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on us.

     We believe we are entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet traffic as local traffic pursuant to various interconnection agreements. Some ILECs have not paid and/or have disputed these charges, arguing the Internet service provider traffic is not local traffic as defined by the various agreements. Both state and federal regulators currently are considering the proper jurisdictional classification of local calls placed to an Internet service provider, and whether Internet service provider calling triggers an obligation to pay reciprocal compensation. Although all of the 29 states addressing the question to date have ruled that Internet traffic is local traffic, there can be no assurance that these issues will be resolved by the FCC or all of the states, or that any such resolution will be favorable to us. We account for reciprocal compensation with the ILECs, including activity associated with Internet traffic, as local traffic pursuant to the terms of our interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1998, provisions for reserves have not been considered necessary by management. However, we cannot assure you that management will not determine that a reserve is necessary at some point in the future or that ultimately these receivables will be collected. Approximately $46.0 million of our receivables, as of December 31, 1998, are related to such reciprocal compensation. As our Internet service provider traffic grows, these amounts are expected to increase and will be accounted for in the manner described above.

     The regulatory status of telephone service over the Internet is presently uncertain. We are unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on our business. Specific statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such Internet telephone services has not been determined. The FCC has indicated, for example, that voice telecommunications carried over the Internet between two telephone sets using the public switched network may be subject to payment of access charges and Universal Service funding obligations, while voice telecommunications using computers rather than telephone sets may not be subject to such obligations. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to them will not have a material adverse effect on our business.

REGULATORY APPROVALS OF OFFERINGS

     Certain states in which we are certified to provide local telephone services require prior approval or notification before we issue our securities. Because of time constraints, we have not always, and may not in the future obtain such approvals prior to consummating offerings of our securities. After consultation with our counsel, we believe that obtaining such approvals subsequent to the offerings should not result in any material adverse consequences. However, we cannot assure you that material adverse consequences will not result.

RISK OF TERMINATION, CANCELLATION OR NON-RENEWAL OF INTEREXCHANGE AGREEMENTS, NETWORK AGREEMENTS, LICENSES AND PERMITS

     We lease and/or purchase agreements for rights-of-way, utility pole attachments, conduits and dark fiber for our fiber optic networks. Although we do not believe any of these agreements will be canceled in the near future, cancellation or non-renewal of certain of such agreements could materially adversely affect our business in the affected metropolitan area. In addition, we have certain licenses and permits from local government authorities. The Telecommunications Act requires local government authorities to treat telecommunications carriers and most utilities, including most ILECs and electric companies, in a competitively neutral, non-discriminatory manner to afford alternative carriers access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions. We cannot assure you we will be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement our strategy on acceptable terms. In March 1998, we acquired a 20 year indefeasible right of use from Williams that provides us with high capacity transport for our integrated voice and data services, connecting major markets throughout the continental United States. The indefeasible right of use may be terminated by Williams if we fail to make the required payments and, in the event of a bankruptcy of Williams, the indefeasible right of use may be rejected by Williams in a bankruptcy proceeding.

DEPENDENCE ON KEY PERSONNEL

     Our continued success depends on the continued employment of certain members of our senior management team and on our continued ability to attract and retain highly skilled and qualified personnel. We do not have long-term employment agreements with any of our key employees. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse impact on our business, financial condition, results of operations and prospects.

BUSINESS COMBINATIONS

     We have from time to time held, and continue to hold, preliminary discussions with (i) potential strategic investors who have expressed an interest in making an investment in or acquiring us and (ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of our networks or services without necessarily requiring an additional investment in us. In addition to providing additional growth capital, we believe that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of, both us and the investor within the rapidly consolidating telecommunications industry. We cannot assure you that agreements for any of the foregoing will be reached.

FINANCING CHANGE OF CONTROL OFFER

     Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding debt and one series of preferred stock and to offer to redeem our other outstanding series of preferred stock. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control.

CLASS ACTION BY DIGEX STOCKHOLDERS

     On June 5, 1997, we announced our intention to acquire (the "DIGEX Acquisition") 100% of the outstanding equity of DIGEX. The DIGEX Acquisition was consummated through a tender offer for all of the outstanding shares of DIGEX, which closed on July 9, 1997, followed by a cash merger effective on July 11, 1997 (the "DIGEX Merger").

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaise Steinberg (the "Complaints"), purported stockholders of DIGEX, on behalf of all non-affiliated common stockholders of DIGEX, against us, DIGEX and the directors of DIGEX (the "DIGEX Directors"). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the DIGEX Merger and that we knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunctions enjoining the DIGEX Merger but no applications were made for such injunctions prior to consummation of the DIGEX Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of us, DIGEX and the DIGEX Directors. A motion to dismiss for failure to prosecute was filed in February 1999.

     These cases are in their very early stages, and no assurance can be given as to their ultimate outcome. After consultation with our counsel, we believe that there are meritorious factual and legal defenses to the claims in the Complaints. We intend to defend vigorously the claims in the Complaints.

YEAR 2000 DATE CONVERSION

     To ensure that our computer systems and applications will function properly beyond 1999, we have implemented a Year 2000 program.

     As the first phase of its program, we conducted an inventory and assessment of our network equipment, office equipment and information management systems. While we believe that our equipment inventory is complete, much of the equipment we use resides outside our headquarters, and we cannot assure you that we have not overlooked mission critical equipment.

     Based on our inventory and assessment, we determined that we will be required to modify or replace portions of our software and hardware so that our networks, office equipment and information management systems will function properly with respect to dates in the year 2000 and thereafter. We made such determinations based in part on statements made by hardware and software vendors as to the year 2000 compliance of the systems we use. We also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk. Although we intend to conduct tests to ensure that our equipment is Year 2000 compliant, we will focus such tests on those systems whose failure would pose the greatest risk. We will not likely test all of our equipment and will rely upon vendor representations, if received, where tests are not conducted. We cannot assure you of the accuracy or completeness of such vendor representations.

     We have begun upgrading, replacing and testing certain components of our networks and information processing systems and scheduling the installation of other necessary hardware and software upgrades. We believe that we have allocated adequate resources for this purpose, and we expect our Year 2000 date conversion program to be successfully completed on a timely basis. However, we cannot assure you that we will successfully implement all of the necessary upgrades in a timely manner. We presently believe that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for our systems. However, if we do not make the modifications and conversions, or we do not complete such modifications or conversions in timely fashion, the Year 2000 problems could have a material impact on our operations.

     We are in the process of contacting all of our significant suppliers and large customers to determine the extent to which our interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. We also are currently planning interoperability tests to ensure that our suppliers' and business partners' systems will accurately interact with our systems into and beyond the new millennium. We, however, have not undertaken an in-depth evaluation of our suppliers' or customers' Year 2000 preparedness and the ability of such third parties to adequately address their Year 2000 issues is outside our control. There can be no guarantee that the systems of other companies on which our systems rely will be timely converted, or that any such converted systems will interact properly with the Company's systems, or that such conversions, if not completed or improperly implemented, would not have a material adverse effect on our systems.

     The interoperation of our systems with those of our suppliers may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including us, to provide services to our customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, our ability to service our customers may be adversely impacted as well.

     The estimates of the costs of the project and the completion date are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000" for a discussion of the costs to date and projected costs to complete our Year 2000 project.

     In addition to the risks described above, reasonably likely worst case Year 2000 scenarios include: widespread failure of electrical, gas and similar supplies serving us; widespread disruption of the services provided by common communications carriers; similar disruptions to the means and modes of transportation for us and our employees, contractors, suppliers and customers; significant disruption of our ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of our critical computer hardware and software systems; and the failure of outside entities' systems, including systems related to banking and finance.

     If we cannot operate effectively after December 31, 1999, we could, among other things, face substantial claims by our customers or loss of revenue due to service interruptions, the inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans and the inability by customers and others to pay, on a timely basis or at all, obligations owed to us. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material to our business, results of operations, financial condition and prospects.

ANTI-TAKEOVER PROVISIONS

     Our Certificate of Incorporation and Bylaws, the provisions of the Delaware General Corporation Law and the terms of our outstanding debt and preferred stock may make it difficult to effect a change of control and replace our incumbent management. In addition, stockholders, pursuant to a Stockholder's Rights Plan, have the right to acquire a series of preferred stock, exercisable upon the occurrence of certain events. The existence of these provisions may have a negative impact on the price of our Common Stock, may discourage third party's from making a bid for us or may reduce any premiums paid to stockholders for their Common Stock. In addition, the Board of Directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control without action by our stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of shares of Common Stock by existing stockholders or the issuance of shares of Common Stock upon exercise of options or warrants or conversion of convertible securities, could materially adversely affect the market price of the Common Stock and could impair our future ability to raise capital through an offering of equity securities. Substantially all of our outstanding Common Stock are covered by effective registration statements or are transferable without restrictions under the Securities Act. We cannot make any predictions as to the effect market sales of such Common Stock or the availability of such Common Stock for future sale will have on the market price of the Common Stock prevailing from time to time.

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Annual Report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Examples of forward-looking statements include discussions of our plans to expand our existing networks, introduce new products, build and acquire networks in new areas, install switches or provide local services, the estimate of market sizes and addressable markets for our services and products, the market opportunity presented by larger metropolitan areas, anticipated revenues from designated markets during 1999 and statements regarding the development of our businesses, anticipated capital expenditures and regulatory reform.

     Management wishes to caution you that all forward-looking statements contained in this Annual Report are only estimates and predictions. Actual results could differ materially from those anticipated in this Annual Report as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, those discussed above.

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

     As of December 31, 1998, the Company's total telecommunications and equipment in service consisted of fiber optic telecommunications equipment (48%), fiber optic cable (33%), furniture and fixtures (9%), leasehold improvements (2%) and construction in progress (8%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of the Company's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by Intermedia.

ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's business, financial condition or results of operations.

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg, purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the DIGEX Directors. The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the DIGEX Merger, and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought preliminary and permanent injunctions enjoining the DIGEX Merger but no applications were made for such injunctions prior to consummation of the DIGEX Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX and the DIGEX Directors. A motion to dismiss for failure to prosecute was filed in February 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ICIX". As of December 31, 1998, based upon 160 holders of record of the Common Stock and an estimate of the number of individual participants represented by security position listings, there are approximately 8,000 beneficial holders of the Common Stock. The approximate high and low bid prices for the Common Stock tabulated below are as reported by The Nasdaq Stock Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. The Company completed a two-for-one stock split (effected as a stock dividend) on June 15, 1998. Where applicable, the prices have been adjusted to give effect to the split.

                                                                BID PRICE
                                                              -------------
QUARTER                                                       HIGH      LOW
-------                                                       ----      ---
1997
  First.....................................................   12 13/16  6 3/8
  Second....................................................   16 7/16   7 3/4
  Third.....................................................   23 7/8   15 3/16
  Fourth....................................................   30 13/16 20 5/8
1998
  First.....................................................   45 17/32 26 7/8
  Second....................................................   40 9/16  30 13/16
  Third.....................................................   43       20 3/8
  Fourth....................................................   26 3/8   12 3/4

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

ITEM 6.  SELECTED FINANCIAL AND OTHER OPERATING DATA

     The selected financial data and balance sheet data presented below as of and for the five years in the period ended December 31, 1998 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

     The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this report.

                                                         YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                       1994        1995         1996         1997           1998
                                     --------   ----------   ----------   -----------   -------------
                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
Selected Financial Data:
  Revenue..........................  $ 14,272   $   38,631   $  103,397   $   247,899   $     712,783
  Expenses
     Network expenses, facilities
       administration and
       maintenance, and cost of
       goods sold..................     5,396       22,989       81,105       199,139         468,780
     Selling, general and
       administrative..............     6,412       14,993       36,610        98,598         215,109
     Depreciation and
       amortization................     5,132       10,196       19,836        53,613         229,747
     Charge for in-process
       R&D(1)......................        --           --           --        60,000          63,000
     Restructuring and other
       charges(2)..................        --           --           --            --          53,453
                                     --------   ----------   ----------   -----------   -------------
                                       16,940       48,178      137,551       411,350       1,030,089
                                     --------   ----------   ----------   -----------   -------------
  Loss from operations.............    (2,668)      (9,547)     (34,154)     (163,451)       (317,306)
  Other income (expense)
     Interest expense..............    (1,218)     (13,767)     (35,213)      (60,662)       (205,760)
     Interest and other income.....       819        4,060       12,168        26,824          35,837
     Income tax benefit............        --           97           --            --              --
                                     --------   ----------   ----------   -----------   -------------
     Loss before extraordinary
       item........................    (3,067)     (19,157)     (57,199)     (197,289)       (487,229)
     Extraordinary loss on early
       extinguishment of debt(3)...        --       (1,592)          --       (43,834)             --
                                     --------   ----------   ----------   -----------   -------------
  Net loss.........................    (3,067)     (20,749)     (57,199)     (241,123)       (487,229)
  Preferred stock dividends and
     accretions....................        --           --           --       (43,742)        (90,344)
                                     --------   ----------   ----------   -----------   -------------
     Net loss attributable to
       common stockholders.........  $ (3,067)  $  (20,749)  $  (57,199)  $  (284,865)  $    (577,573)
                                     ========   ==========   ==========   ===========   =============
Basic and diluted loss per common
  share:
  Loss before extraordinary item,
     including preferred stock
     dividends and accretions......  $  (0.17)  $    (0.95)  $    (2.04)  $     (7.23)  $      (13.23)
  Extraordinary item(3)............        --         (.08)          --         (1.31)             --
                                     --------   ----------   ----------   -----------   -------------
  Net loss per common share........  $  (0.17)  $    (1.03)  $    (2.04)  $     (8.54)  $      (13.23)
                                     ========   ==========   ==========   ===========   =============
  Weighted average number of shares
     outstanding...................    17,912       20,072       28,035        33,340          43,645
                                     ========   ==========   ==========   ===========   =============
Other Data:
  EBITDA before certain
     changes(4)....................  $  2,464   $      649   $  (14,318)  $   (49,838)  $      28,894

                                                         YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                       1994        1995         1996         1997           1998
                                     --------   ----------   ----------   -----------   -------------
                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
  Net cash used in operating
     activities....................  $   (416)  $   (9,695)  $   (7,756)  $   (59,073)  $    (140,623)
  Net cash used in investing
     activities....................   (13,529)     (83,687)    (134,365)     (775,717)       (940,640)
  Net cash provided by (used in)
     financing activities..........    (3,800)     134,171      280,670     1,402,167         711,955
Capital expenditures...............    13,731       29,962      130,590       260,105         473,197
Transport Services:(5)
  Buildings connected(6)...........       293          380          487         3,005           4,342
  Route miles......................       378          504          655           757             839
  Fiber miles......................    11,227       17,128       24,122        34,956          41,398
Enhanced Data Services:(5)
  Nodes(7).........................       900        2,300        9,777        20,209          35,268
  Switches.........................        12           31           89           136             177
Local and Long Distance
  Services:(5)
  Voice switches in operation......         1            1            5            16              23
  Long distance billable
     minutes(8)....................        --       32,913       69,118       139,438         460,618
  Access line equivalents..........        --           --        7,106        81,349         347,584
Employees(5).......................       146          287          874         2,036           3,931
Balance Sheet Data:
  Cash and cash equivalents(9).....  $ 10,208   $   50,997   $  189,546   $   756,923   $     387,615
  Working capital(10)..............     9,588       70,353      206,029       747,246         394,463
  Total assets.....................    74,086      216,018      512,940     1,874,970       3,049,019
  Long-term obligations and
     preferred stock (including
     current maturities)...........    16,527      165,545      358,507     1,941,219       3,234,674
  Total stockholders' equity
     (deficit).....................    52,033       40,254      114,230      (140,009)       (370,648)

---------------

(1) A one time charge to earnings was recorded as a result of the purchase of in process research and development ("R&D") in connection with the acquisition of DIGEX of $60,000 and with the acquisition of Shared of $63,000.
(2) Restructuring charges include costs associated with management's plan to transform its separate operating companies into one integrated communications provider.
(3) The Company incurred extraordinary charges in 1995 and 1997 related to early extinguishment of debt.
(4) EBITDA before certain charges consists of earnings (loss) before extraordinary loss on early extinquishment of debt, interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D and business restructuring, integration and other costs associated with the restructuring program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally acceptable accounting principles and as a result the measure of EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.
(5) Amounts reflected in the table are based upon information contained in the Company's operating records.

 (6) Beginning in January 1997, Intermedia changed its definition of "Buildings connected" to include buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia. Intermedia believes the new definition is consistent with industry practice.
 (7) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.
 (8) Represents long distance billable minutes for the most recent fiscal quarter in the period indicated (in thousands).
 (9) Cash and cash equivalents excludes investments of $26,675, $6,853, and $7,930 in 1996, 1997 and 1998, respectively, restricted under the terms of various notes and other agreements.
(10) Working capital includes the restricted investments referred to in Note 8 above whose restrictions either lapse within one year or will be used to pay current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Intermedia has experienced continuous revenue growth since its inception in 1986. Building from its original base in Florida, Intermedia now provides integrated communications services nationally with a focus on customers who have a substantial presence in the eastern United States. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and dramatically increased its customer base.

     Intermedia's customers include a broad range of business and government end users and, to a lesser extent, Internet service providers and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. Often, leasing facilities enables the Company to more rapidly initiate service to customers, reduces the risk of network construction or acquisition, and potentially improves cash flow due to the reduction or deferment of capital expenditures. The Company offers enhanced data services to its customers on an extensive inter-city network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 680 network to network interfaces ("NNIs") and 177 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. The Company's nationwide interexchange network carries both its voice and data network traffic.

     At its inception, Intermedia provided special access and private line services to interexchange carriers. In 1988, Intermedia was the first telecommunications provider in Florida to begin providing special access and private line services to business customers. In 1991, Intermedia began offering specialized integration services such as construction of campus local area networks ("LANs"), and in 1992, Intermedia introduced its first enhanced data services based on frame relay technology, providing flexible capacity and highly reliable end-to-end data service. The Company began offering interexchange long distance service in December 1994, Internet services in 1995, local exchange services in 1996 and integrated voice/data services via Single-T(SM) in 1997. The pace with which the Company has introduced new service offerings has enabled it to achieve substantial growth, expand its base of customers and diversify its sources of revenue. The Company believes that business and government customers will continue to account for a substantial share of its revenue because of Intermedia's ability to offer such customers integrated, cost-effective telecommunications solutions.

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

     All of the marketing and selling expenses associated with the acquisition of new customers are expensed as they are incurred even though these customers are expected to generate recurring revenue for the Company for several years. The continued expansion of the Company's networks in preparation for new customers and the marketing of services to new and existing customers is therefore adversely impacting EBITDA before certain charges of the Company in the near term. From 1992 through 1995, the Company achieved positive EBITDA before certain charges and increased its revenue base substantially. As a result of significant investments in the resources necessary to launch local exchange services and expand enhanced data services, the Company's EBITDA before certain charges was negative for 1996 and 1997. The Company's EBITDA before certain charges was positive for the full year of 1998. EBITDA before certain charges consists of earnings (loss) before extraordinary loss on early extinguishment of debt, interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process research and development ("R&D"), and business integration, restructuring and other costs associated with the restructuring program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and as a result the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

     During 1998, Intermedia entered into enhanced data services agreements with US West, Ameritech, Bell Atlantic Corp. and Williams. Pursuant to the agreements with US West and Ameritech, Intermedia will provide frame relay networking and Internet services for interLATA connections, both inside and outside US West's and Ameritech's service regions. Intermedia will begin to provide services under the agreement with Bell Atlantic when and if Bell Atlantic obtains the approvals necessary under the Telecommunications Act to offer long distance services in its primary east coast markets. Williams will use Intermedia's enhanced data services in areas where it does not have data switching capability.

     In March 1998, the Company and Williams executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles.

     On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $782.2 million and was funded with the Company's existing cash reserves in March 1998. For convenience, the operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

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

     On April 29, 1998, the Company announced that it had committed resources to the Program, a plan to implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the Program which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one integrated communications provider. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs.

     In connection with the adoption of the Program, the Company recorded a restructuring charge during the second quarter of approximately $32.3 million, which was reduced in the third and fourth quarters by $13.5 million, upon renegotiation of a contract and other changes in estimates. The Company also expensed other business restructuring and integration costs associated with the Program of $34.7 million during 1998. Management anticipates that all activities included in the Program will be completed by the end of 1999, and the Company anticipates incurring additional business integration and restructuring costs through the end of that period, which will be excluded from the calculation of EBITDA before certain charges.

     During 1999, Intermedia expects its wholly-owned, Web hosting subsidiary, DIGEX, to offer to sell a portion of its capital stock to the public. While Intermedia expects to own at least 51% of the capital stock of DIGEX after the public offering, Intermedia may take other actions in the future which further decrease its ownership interest. DIGEX anticipates using the proceeds of the public offering to finance a portion of the expenses and capital requirements associated with the continued expansion of the Web hosting business, including the construction of additional data centers. Intermedia anticipates funding DIGEX's future capital requirements independently of Intermedia. The Company may elect not to proceed with a DIGEX offering based on valuation issues or marketing considerations. There can be no assurance that DIGEX will successfully complete the planned public offering or, if completed, the timing of the offering or the proceeds DIGEX will receive.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in or by the Company, (iii) companies that represent potential acquisition opportunities for the Company, and (iv) companies that desire to acquire portions of the Company's assets. There can be no assurance that any agreement with any potential strategic investor, joint venture partner, acquisition target, or asset acquiror, will be reached nor does management believe that any thereof is necessary to successfully implement its strategic plans.

PLAN OF OPERATION

     In 1999, the Company believes its revenue growth will be balanced between its enhanced data and local exchange services. Based on the Company's analysis of FCC data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services was approximately $100 billion in 1998 in the Company's service territory.

     In order to more rapidly develop its business and efficiently utilize its capital resources, the Company plans to use the existing fiber optic infrastructure of other providers in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a Packet/Cell Switching network. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenues with lower incremental costs and, correspondingly, improve its EBITDA before certain charges. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of the network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of the operating leverage of its networks.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of the Company expressed in percentages of revenue:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1996      1997     1998
                                                             -----    ------    -----
Revenues:
  Local network services...................................   13.1%     16.9%    22.9%
  Enhanced data services...................................   30.6      34.9     25.5
  Interexchange services...................................   51.4      45.6     37.4
  Integration services.....................................    4.9       2.6     14.2
                                                             -----    ------    -----
                                                             100.0     100.0    100.0
Expenses:
  Network expenses.........................................   66.8      66.3     47.4
  Facilities administration and maintenance................    7.4      12.8      9.3
  Cost of goods sold.......................................    4.2       1.2      9.1
  Selling, general and administrative......................   35.4      39.8     30.2
  Depreciation and amortization............................   19.2      21.6     32.2
  Charge for in-process R&D................................     --      24.2      8.8
  Business restructuring and integration...................     --        --      7.5
                                                             -----    ------    -----
Loss from operations.......................................  (33.0)    (65.9)   (44.5)
Other income (expense):
  Interest expense.........................................  (34.1)    (24.5)   (28.9)
  Interest and other income................................   11.8      10.8      5.0
Loss before extraordinary item.............................  (55.3)    (79.6)   (68.4)
Extraordinary loss on early extinguishment of debt.........     --     (17.7)      --
                                                             -----    ------    -----
Net Loss...................................................  (55.3)    (97.3)   (68.4)
Preferred stock dividends and accretions...................     --     (17.6)   (12.7)
                                                             -----    ------    -----
Loss attributable to common stockholders...................  (55.3)%  (114.9)%  (81.0)%
                                                             =====    ======    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's revenue grew from $247.9 million to $712.8 million or 187.5% from 1997 to 1998. Revenue in 1997 and 1998 for each of the Company's product lines were as follows:

                                                               1997     1998    INCREASE
                                                              ------   ------   --------
Local network services......................................  $ 42.0   $163.4    $121.4
Enhanced data services......................................    86.6    181.6      95.0
Interexchange services......................................   113.2    266.4     153.2
Integration equipment, sales and services...................     6.1    101.4      95.3
                                                              ------   ------    ------
                                                              $247.9   $712.8    $464.9
                                                              ======   ======    ======

     The overall increase in revenue was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998, the acquisition of National in the second quarter of 1998, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of communications services to an expanding market. A portion of the revenue increase was also attributable to the inclusion of DIGEX for 12 months in 1998 compared to six months in 1997. In addition, the Company has been integrating its acquisitions throughout 1998, and the Company offers a fully integrated portfolio to a larger customer base.

     Local network services revenue increased 289.4% to $163.4 million in 1998 compared to $42.0 million in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents increased from 81,349 at December 31, 1997 to 347,584 at December 31, 1998. The Company was certified as a competitive local exchange carrier ("CLEC") in 37 states and the District of Columbia as of December 31, 1998.

     Enhanced data services revenue increased 109.7% to $181.6 million in 1998 compared to $86.6 million in 1997. This increase was principally due to the acquisition of LDS during the first quarter of 1998 and the expansion of the Company's enhanced data network, as well as the inclusion of the operating results of DIGEX for 12 months in 1998 compared to six months in 1997. The data network was expanded by 41 switches, 294 NNI connections, and 15,059 new frame relay nodes. In addition, the Company experienced a significant increase in sales of frame relay, internet and web site services during 1998.

     Interexchange services revenue increased 135.4% to $266.4 million in 1998 compared to $113.2 million in 1997. This increase resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998 and the acquisition of National during the second quarter of 1998. These increases were partially offset by the Company's second quarter decision to exit the wholesale long distance business. However, the Company also experienced strong growth in long distance switched revenue and steady growth in interLATA transport. Long distance billable minutes increased to 1.7 billion for 1998 compared to 439.6 million for 1997.

     Integration services revenue increased 1,549.6% to $101.4 million in 1998 compared to $6.1 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

     Operating expenses in total increased 150.4% to $1,030.1 million in 1998 compared to $411.4 million in 1997. This increase was principally due to the acquisition of Shared and LDS during the first quarter of 1998, the acquisition of National during the second quarter of 1998 and the inclusion of DIGEX's operating results for the full 12 months in 1998 versus the six months included in 1997. The increase also resulted from the costs associated with the significant expansion of the Company's owned and leased network and the continued increase in personnel to sustain and support the Company's growth. Of the increase, $53.5 million was related to expenses recorded in connection with the Program and $63.0 million was related to a one time in-process R&D charge (discussed below).

     Network expenses increased 105.3% to $337.6 million in 1998 compared to $164.5 million in 1997. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The Company incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service and interexchange service revenues. The Williams agreement positively impacted network operations expenses in 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases. This positive impact was substantially offset by depreciation expense associated with the underlying irrevocable right of use.

     Facilities administration and maintenance increased 108.6% to $66.1 million in 1998 compared to $31.7 million in 1997. The increase in the combined costs of facilities administration and maintenance and cost of goods sold was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The increase also resulted from support costs relating to the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to network expansion, and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in anticipated volume relating to the US West, Ameritech, and Bell Atlantic agreements.

     Cost of goods sold increased 2,070% to $65.1 million in 1998 compared to $3.0 million in 1997. The increase in cost of goods sold was principally due to the acquisition of Shared during the first quarter of 1998.

     Selling, general and administrative expenses increased 118.2% to $215.1 million for the twelve months ended December 31, 1998 compared to $98.6 million for the same period in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The acquisitions of Shared, LDS, and National contributed to the increase by approximately $38.4 million, $12.1 million, and $7.1 million, respectively. In addition, the Company has experienced continued personnel growth, represented by departmental expense increases in sales of approximately $42.2 million, marketing of approximately $10.0 million, management information services of approximately $7.0 million and customer operations and circuit design and provisioning of approximately $12.5 million. The growth in headcount was related to the expansion in all of the Company's service lines.

     Depreciation and amortization expense increased 328.5% to $229.7 million in 1998 compared to $53.6 million in 1997. This increase primarily resulted from additions to telecommunications equipment placed in service during 1997 and 1998 relating to ongoing network expansion (including the irrevocable right of use acquired from Williams), as well as the acquisitions of Shared, LDS, and National which contributed $662.8 million, 143.1 million, and 146.7 million, respectively, of intangible assets in 1998. In addition, the acquisition of DIGEX in July 1997 contributed approximately $113.4 million of intangible assets. The amortization related to the DIGEX acquisition was included as part of amortization expense for 12 months in 1998 compared to six months in 1997.

     Charge for in-process R&D of $63.0 million for 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs, and an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

     Remaining development efforts for these in-process R&D projects include various phases of design, development, and testing. Anticipated completion dates for the in-process R&D projects will occur during 1999, after which time the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $1.4 million in 1999.

     This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from this estimate will not occur. Management expects to continue development of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is a risk associated with the completion of the projects, and there is no assurance that any will meet with either technological or commercial success. Failure to complete the in-process R&D programs would result in the loss of the expected return inherent in the fair value allocation.

     The charge for in-process R&D in 1997 of $60 million represents the amount of purchased in-process R&D associated with the purchase of DIGEX as described below under the caption "Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 -- Charge for In-Process R&D."

     Business restructuring and integration expense of approximately $53.5 million was recorded by the Company during the twelve months ended December 31, 1998. As more fully discussed in Note 3 of the Consolidated Financial Statements, these costs arose from businesses exited, contract terminations and integration and other restructuring activities and costs, including incremental, redundant or convergence costs that result directly from implementation of the Program. Additional incremental, redundant and convergence costs will be expensed as they are incurred over the Program implementation period. Management currently expects these additional costs to amount to approximately $13 million over the remainder of the Program.

     Interest expense increased 239.2% to $205.8 million in 1998 compared to $60.7 million in 1997. This increase primarily resulted from interest expense on approximately $1.2 billion of senior notes issued from the fourth quarter of 1997 and in 1998 and the non-cash imputed interest charges of $5.1 million and $1.0 million related to the acquisitions of Shared and National, respectively. In addition, the Company recorded interest expense of $40.3 million during the year ended December 31, 1998, related to the capital lease with Williams. Included in 1998 interest expense is $156.3 million of debt discount amortization and $4.5 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $7.2 million and $5.0 million for the years ended December 31, 1998 and 1997, respectively.

     Interest and other income increased 33.6% to $35.8 million in 1998 compared to $26.8 million in 1997. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuance of securities in 1997 and 1998.

     Extraordinary Loss of $43.8 million in 1997 consisted of pre-payment penalties relating to the early retirement of certain outstanding indebtedness of the Company from the proceeds of a new issuance of senior notes and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.

     Preferred stock dividends and accretions increased 106.5% to $90.3 million in 1998 compared to $43.7 million for 1997. The increase was attributable to the dividend payments on the two series of preferred stock issued during October 1997 and August 1998 and the conversion of approximately $75 million liquidation preference of outstanding preferred stock into Common Stock. The Company recorded a preferred stock dividend charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. Preferred stock dividends were paid in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

     EBITDA before certain charges increased to $28.9 million in 1998 compared to $(49.8) million for the same period in 1997. The increase was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The acquisitions also contributed to improved EBITDA before certain charges by consolidating sales forces and introducing the Company's products into additional markets. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by rationalizing and integrating the recent acquisitions, including eliminating redundant costs. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses and selling, general and administrative expenses as a percentage of revenue in 1998 compared to 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's revenue grew from $103.4 million to $247.9 million or 140% from 1996 to 1997. Revenue in 1996 and 1997 for each of the Company's product lines were as follows:

                                                               1996     1997    INCREASE
                                                              ------   ------   --------
Local network services......................................  $ 13.5   $ 42.0    $ 28.5
Enhanced data services......................................    31.7     86.6      54.9
Interexchange services......................................    53.1    113.2      60.1
Systems integration.........................................     5.1      6.1       1.0
                                                              ------   ------    ------
                                                              $103.4   $247.9    $144.5
                                                              ======   ======    ======

     The increase in revenue was derived principally from the acquisitions of EMI Communications Corp. ("EMI"), Universal Telecom, Inc. ("UTT") and NetSolve, Inc. ("NetSolve") in 1996, the acquisition of DIGEX in 1997, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of communications services to an expanding market. The increase in the level of local network services primarily related to the continued rollout of local exchange services into additional markets. The number of access line equivalents, increased from 7,106 at December 31, 1996 to 81,349 at December 31, 1997. The Company had received CLEC certification in 36 states and the District of Columbia as of December 31, 1997. The increase in the level of enhanced data services primarily resulted from the expansion of the Company's enhanced data network by 47 switches and 10,432 new frame relay nodes since January 1, 1997. In addition, the number of frame relay cities increased by 1,838 during the same time period. A portion of the revenue increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997. From December 31, 1996 to December 31, 1997, the number of fiber miles in the Company's network increased from 24,122 to 34,956 and route miles increased from 655 to 757. The increase in the level of interexchange services primarily resulted from strong growth in long distance switched revenue and steady growth in interLATA transport. The increase in the level of integration services primarily resulted from the Company's increased focus on providing a total service package for the customer.

     Operating expenses in total increased 199% to $411.4 million in 1997 compared to $137.6 million in 1996. The increase primarily resulted from the costs associated with the significant expansion of the Company's owned and leased network and the continued increase in personnel to sustain and support the Company's growth. Of the increase, $60 million resulted from the charge for in-process research and development and the inclusion of EMI, NetSolve, UTT and DIGEX's operating results. EMI's operating results were included for 12 months in 1997 versus 6 months in 1996. NetSolve and UTT's operating results were included for 12 months in 1997 versus 1 month in 1996. DIGEX's operating results were included from July 1, 1997.

     Network expenses increased 138% to $164.5 million in 1997 compared to $69.1 million in 1996. This increase primarily resulted from the increases in leased network capacity associated with the growth of local network service, enhanced data service and interexchange service revenues. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997.

     Facilities administration and maintenance and cost of goods sold increased 188% to $34.6 million in 1997 compared to $12.0 million in 1996. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997. In addition, the increase resulted from the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to the network expansion and increased payroll expense related to hiring additional engineering and operations staff to support and service the expanding network.

     Selling, general and administrative expenses increased 169% to $98.6 million in 1997 compared to $36.6 million in 1996. This increase primarily resulted from the Company's continued growth represented by departmental increases in sales and marketing of approximately $20.6 million, management information of approximately $1.4 million, and customer service of approximately $3.1 million and one time expenditures for employee recruitment, relocation and training and increased commissions relating to the rise in revenue for these periods. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996 and the inclusion of DIGEX from July 1, 1997.

     Depreciation and amortization expense increased 170% to $53.6 million in 1997 compared to $19.8 million in 1996. This increase primarily resulted from additions to telecommunications equipment placed in service during 1996 and 1997, relating to ongoing network expansion, as well as the DIGEX acquisition which contributed $113.4 million of goodwill in 1997. A portion of the increase was attributable to the inclusion of EMI for 12 months in 1997 versus 6 months in 1996, the inclusion of NetSolve and UTT for 12 months in 1997 versus 1 month in 1996, and the inclusion of DIGEX from July 1, 1997.

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

     Remaining development efforts for these in-process R&D projects include various phases of design, development, and testing. The anticipated completion dates for the in-process R&D projects will occur within the next one and one half years, after which the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $0.3 million in 1997 and $2.1 million in 1998.

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

     Interest expense increased 72% to $60.7 million in 1997 compared to $35.2 million in 1996. This increase primarily resulted from interest expense on the approximately $1.6 billion of senior notes issued by the Company in 1996 and 1997. The increase in interest expense was partially offset by the retirement of an earlier issuance of senior notes in the third quarter of 1997. Included in 1997 interest expense is $45.5 million of debt discount amortization and $1.9 million of deferred loan cost amortization, both of which are non-cash items. Interest expense capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $5 million in 1997.

     Interest and other income increased 120% to $26.8 million in 1997 compared to $12.2 million in 1996. This increase was primarily the result of interest earned on the cash available from the proceeds of the issuances of securities in 1996 and 1997.

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

     EBITDA before certain charges decreased 248% to $(49.8) million in 1997 compared to $(14.3) million in 1996. This decline was the result of the acceleration in the deployment of Intermedia's capital expansion plan, which significantly increased growth oriented expenses, prior to realizing revenue associated with these expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $473.2 million, $260.1, and $131.2 in 1998, 1997 and 1996, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, (iv) purchase of switches necessary for local exchange services and expansion of interexchange services and (v) continued development of the Company's enhanced data services.

     The Company has funded a substantial portion of these expenditures through the public and private sale of debt and equity securities. From inception through December 31, 1997, the Company raised approximately $212.6 million in net proceeds from the sale of Common Stock, including Common Stock issued in connection with certain acquisitions, $1.3 billion in net proceeds from the sale of senior notes and $648.6 million in net proceeds from the sale of three series of preferred stock. During 1998, the Company raised approximately $537.3 million in net proceeds from the sale of senior notes, including over-allotment exercises, and approximately $193.5 million in net proceeds from the sale of a series of preferred stock. The Company also issued approximately 3.5 million shares of Common Stock in exchange for approximately $75 million liquidation preference of outstanding preferred stock pursuant to exchange agreements during 1998. All of the Company's issued series of preferred stock include provisions that may cause the securities to be redeemed upon a change of control of the Company. As a result of these redemption provisions, the Company is required to classify the preferred stock outside of stockholders' equity on the Company's condensed consolidated balance sheet as of December 31, 1998. Additionally, none of the outstanding series of preferred stock require the Company to pay cash dividends in the foreseeable future. See "Risk Factors -- Substantial Debt."

     The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five-year period. This negative cash flow after investing activities is a result of the requirement to build a substantial portion of the Company's network before connecting revenue-generating customers. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements. See "Risk Factors -- History of Net Losses; Limited Operations of Certain Services; Need for Additional Capital."

     In response to the new pro-competitive telecommunications environment, the Company accelerated and expanded its capital deployment plan to allow for an increased level of demand-driven capital spending necessary to more rapidly exploit the market opportunity in the local exchange market. The Company expects to commit substantial amounts of funds to expand its existing network in order to switch traffic within the local service area in those states where it is currently permitted to provide such services. As of December 31, 1998, the Company was certified as a CLEC in 37 states plus the District of Columbia, allowing the Company to provide local exchange services in those markets. The Company expects to expend capital for the further development of the Company's enhanced data service and interexchange service offerings.

     A portion of the Company's expansion has occurred, and may continue to occur, by means of acquisitions. In July 1997, the Company acquired DIGEX, a leading nationwide business Internet service provider. The aggregate cash consideration for the acquisition was approximately $160.0 million and was funded with the Company's then existing cash reserves. In March 1998, the Company acquired Shared. The total aggregate cash consideration for Shared was approximately $782.2 million, which was paid out in 1997 and 1998, including certain transaction expenses and fees relating to certain agreements. This amount includes repayment of $175.6 million of Shared's outstanding bank debt (including accrued interest and outstanding fees) in connection with the consummation of the acquisition. In March 1998, the Company completed its acquisition of LDS for a purchase price of approximately $170.4 million, of which approximately $137.2 million was paid in Common Stock and approximately $33.2 million was paid in cash, including the repayment of approximately $15.1 million of LDS debt. On April 30, 1998, the Company completed the acquisition of privately held National, an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's Common Stock valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.2 million in acquisition related costs. See "Risk
Factors -- Risks Associated with Acquisitions and Expansion."

     The Company's EBITDA before certain charges for 1998 was approximately $28.9 million and its 1998 capital expenditures were $473.2 million (which does not include the non-cash Williams network capacity purchase or other equipment under capital leases), which were funded from available cash, including cash generated from operations and the proceeds of offerings of the Company's securities. On February 1, 1999, the Company's board of directors approved, subject to consummation of the Offering, a 1999 capital expenditure budget of approximately $480 million (which does not include the non-cash Williams network capacity purchase and includes approximately $60 million of capital expenditures associated with the Web hosting business). If the Offering is consummated, the Company believes its business plan will be funded into the second half of 2000. If the Offering is not consummated, management of the Company intends to arrange alternate financing, such as the bank credit facility referred to below, or to submit to the board of directors for its approval a scaled down capital expenditure budget which can be funded through the end of 1999 from the Company's existing resources. Depending on market conditions, the Company may determine to raise additional capital at any time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. The Company has entered discussions with several banks for a bank credit facility, although there can be no assurance that a bank facility on terms satisfactory to the Company will be established.

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

     PROJECT AND STATE READINESS

     The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ("IT") and non-information technology ("Non-IT"). This table represents management's best estimates with respect to the mission-critical and non-mission-critical systems as outlined below:

                         PHASE COMPLETION                IT     COMPLETION   NON-IT     COMPLETION
    I.                Preliminary Activity               100%    12/31/97      100%      12/31/97
    II.               Problem Determination              100%     9/30/98       80%       3/31/99
    III.              Plan Complete & Resources
                        Committed                         90%     1/15/99       80%       1/31/99
    IV.               Operational Sustainability          70%     9/30/99       70%       9/30/99
    V.                Fully Compliant                     70%     9/30/99       70%       9/30/99

     Due to the fact that it is not always necessary to complete one phase prior to completing the next, some projects within a given phase have been started, while there may be outstanding tasks associated with prior phases. Priority is always placed on mission critical systems.

  Phase I Preliminary Activity

     This phase is a phase of awareness and education. The outcome of this phase was Intermedia's understanding of the criticality, risks, size and scope of the Year 2000 problem.

  Phase II Problem Determination

     In this phase, the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of December 31, 1998, Phase II of the plan was 100% complete with respect to IT and 80% complete with respect to Non-IT.

     The Company expects to complete Phase II for its Non-IT by March 31, 1999. However, much of the network equipment is located outside of the Company's headquarters, and there can be no assurance that mission critical equipment has not been overlooked.

  Phase III Plan Complete & Resources Committed

     During Phase III, the Company designed a plan to make the necessary modifications to and/or replace the impacted software and hardware and committed approximately $23,000 towards the completion of such a plan. While the Company believes it has almost completed its plan for achieving Year 2000 compliance, the discovery of additional IT or Non-IT systems requiring remediation could adversely impact the current plan and the resources required to implement the plan.

     Phase IV Operational Sustainability

     The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure the equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has not overlooked mission critical IT or Non-IT systems. The Company will not likely test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of December 31, 1998, Phase IV of the plan was 70% complete for IT and 70% for Non-IT. The Company expects to complete Phase IV by September 30, 1999.

     Phase V Fully Compliant

     The Company plans to be fully compliant no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by second quarter 1999, there are elements that will not be completed (Phase V) until the third quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of December 31, 1998, the Company estimates that its remediation efforts are approximately 70% complete overall.

     Intermedia is actively engaged in activities associated with Phase V with respect to its core information systems and those of its recently acquired subsidiaries, as well as with respect to the associated hardware and network components. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis. However, there can be no assurance that it will successfully implement all of the necessary upgrades in a timely manner. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems or have any adverse impact on the Company's customers or business units. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

     COSTS

     The five-phase plan encompasses enterprise-wide projects which include updating or replacing certain of the Company's core business systems as well those of its recently acquired subsidiaries. The Company has tracked Year 2000 costs on an enterprise-wide basis segregating its internal and external costs and hardware and software costs. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs.

     The cost estimates presented below do not include system upgrades that would otherwise result as part of the Company's capital expenditure program associated with integrating the acquired companies. The estimated costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

     A summary of historical and estimated costs for the Year 2000 project are listed below:

                                                                 EXTERNAL        INTERNAL
                                                             -----------------   --------
Historical to date                                              $2,939,232       $990,100
Estimated for 1999                                               3,447,630        305,100

                                                             SOFTWARE/HARDWARE
Historical to date                                              $7,736,415
Estimated for 1999                                               7,602,955

     RISKS AND CONTINGENCY PLAN

     While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of it suppliers. The Company is currently seeking assurance form its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently planning interoperability tests to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial conditions. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part form the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and business partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

     If the Company cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owned to the Company. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

     The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. The Company's Executive Steering Committee is scheduled to convene first quarter 1999 to oversee and allocate additional resource, if required, for the final plans for Year 2000 readiness. Having identified the mission-critical systems of the Company and its key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Business continuity plans are under development by the Company and will be ready for implementation by the third quarter of 1999.

INCOME TAXES

     The Company recorded no current net income tax expense in 1998. At December 31, 1998, a full valuation allowance was provided on net deferred tax assets of $296.4 million based upon the Company's history of losses over the past several years and the uncertainty surrounding the Company's ability to recognize such assets. The valuation allowance relates primarily to net operating losses and high yield debt obligations.

NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The Company has determined that it has one reportable operating segment. The adoption of Statement 131 resulted in additional financial statement disclosures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

     While all of the Company's long term debt bears fixed interest rates, the fair market value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rate. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders, to be held on May 20, 1999 (the "Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by the Item 13 is incorporated by reference from the information captioned "Certain Relationships and Related Transactions" to be included in the Proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

FINANCIAL STATEMENTS -- INTERMEDIA
Report of Independent Certified Public Accountants..........   F-1
Consolidated Balance Sheets at December 31, 1997 and 1998...   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997, and 1998.........................   F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1996, 1997, and 1998.....   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997, and 1998.........................   F-5
Notes to Consolidated Financial Statements..................   F-6
FINANCIAL STATEMENT SCHEDULES -- INTERMEDIA
Schedule II -- Valuation and Qualifying Accounts............  F-30
FINANCIAL STATEMENTS -- SHARED
Report of Independent Certified Public Accountants..........  F-31
Consolidated Balance Sheets at December 31, 1996 and 1997...  F-32
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.........................  F-34
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1995, 1996, and 1997.....  F-35
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996, and 1997.........................  F-36
Notes to Consolidated Financial Statements..................  F-37

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed during in the fourth quarter of 1998:

     Intermedia filed a Current Report on Form 8-K, dated October 27, 1998, reporting under Item 5 the issuance of a press release discussing the Company's third quarter results. The Company also reported under Item 7 the filing of the press release.

                                 EXHIBIT INDEX

NUMBER                                    EXHIBIT
------                                    -------
 2.1        --  Agreement and Plan of Merger, dated as of June 4, 1997, among Intermedia, Daylight Acquisition Corp. and DIGEX.
                Exhibit 99(c)(1) to Intermedia's Schedule 14D-1 filed with the Commission on June 11, 1997 is incorporated herein by
                reference.
 2.2        --  Agreement and Plan of Merger, dated as of November 20, 1997, by and among Intermedia, Moonlight Acquisition Corp. and
                Shared. Exhibit 99(c)(1) to Intermedia's Schedule 14D-1 and
                Schedule 13D filed with the Commission on November 26, 1997 is incorporated herein by reference.
 2.3        --  Acquisition Agreement, dated as of December 17, 1997, among
                Intermedia and the holders of interest in the Long Distance
                Savers companies. Exhibit 2.3 to Amendment No. 1 to
                Intermedia's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
                incorporated herein by reference.
 2.4        --  Agreement and Plan of Merger, dated as of February 11, 1998, among Intermedia, Sumter One Acquisition, Inc., Sumter Two
                Acquisition, Inc., National Telecommunications of Florida,
                Inc., NTC, Inc. and the stockholders of National. Exhibit
                2.4 to Intermedia's Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
 3.1        --  Restated Certificate of Incorporation of Intermedia,
                together with all amendments thereto. Exhibit 3.1 to
                Intermedia's Registration Statement on Form S-4 filed with the Commission on June 16, 1998 (No. 333-56939) (the "Form
                S-4") incorporated herein by reference.
 3.2        --  By-laws of Intermedia, together with all amendments thereto.
                Exhibit 3.2 to Intermedia's Registration Statement on Form
                S-1, filed with the Commission on November 8, 1993 (No.
                33-69052) (the "Form S-1") is incorporated herein by
                reference.
 4.1        --  Indenture, dated as of June 2, 1995, between Intermedia and
                SunBank National Association, as trustee. Exhibit 4.1 to
                Intermedia's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 20, 1995 (No.
                33-93622) is incorporated herein by reference.
 4.1(a)     --  Amended and Restated Indenture, dated as of April 26, 1996, between Intermedia and SunTrust Bank, Central Florida,
                National Association, as trustee. Exhibit 4.1 to
                Intermedia's Current Report on Form 8-K filed with the
                Commission on April 29, 1996 is incorporated herein by
                reference.
 4.2        --  Indenture, dated as of May 14, 1996, between Intermedia and
                SunTrust Bank, Central Florida, National Association, as
                trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's
                Registration Statement on Form S-3 filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.
 4.3        --  Indenture, dated as of July 9, 1997, between Intermedia and
                SunTrust Bank, Central Florida, National Association, as
                trustee. Exhibit 4.1 to Intermedia's Current Report on Form
                8-K filed with the Commission on July 17, 1997 is
                incorporated herein by reference.

NUMBER                                    EXHIBIT
------                                    -------
 4.4        --  Indenture, dated as of October 30, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
                trustee. Exhibit 4.1 to Intermedia's Current Report on Form
                8-K filed with the Commission on November 6, 1997 is
                incorporated herein by reference.
 4.5        --  Indenture, dated as of December 23, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
                trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File No. 333-44875) filed with the
                Commission on April 18, 1996 is incorporated herein by
                reference.
 4.6        --  Indenture, dated as of May 27, 1998, between Intermedia and
                SunTrust Bank, Central Florida, National Association, as
                trustee. Exhibit 4.6 to Intermedia's Form S-4 is
                incorporated herein by reference..
 4.7        --  Rights Agreement dated as of March 7, 1996, between
                Intermedia and Continental Stock Transfer and Trust Company.
                Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the Commission on March 12, 1996 is incorporated herein by reference.
 4.7(a)     --  Amendment to Rights Agreement, dated as of February 20, 1997 between Intermedia and Continental Stock Transfer & Trust
                Company. Exhibit 4.4(a) to Intermedia's Annual Report on
                Form 10-K for the year ended December 31, 1996 is
                incorporated herein by reference.
 4.7(b)     --  Amendment to Rights Agreement, dated as of January 27, 1998 between Intermedia and Continental Stock Transfer & Trust
                Company. Exhibit 4.6(b) to Intermedia's Annual Report on
                Form 10-K (the "1997 Form 10-K") is incorporated herein by reference.
10.1        --  1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is
                incorporated herein by reference.
10.1(a)     --  Amendment to 1992 Stock Option Plan dated May 20, 1993.
                Exhibit 10.1(b) to the Form S-1 is incorporated herein by
                reference.
10.1(b)     --  Amendment to 1992 Stock Option Plan dated as of December 16,
                1997. Exhibit 10.1(b) to Intermedia's Annual Report on Form
                10-K for the year ended December 31, 1997 (the "1997 Form
                10-K") is incorporated herein by reference.
10.2        --  Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's
                Annual Report on Form 10-K for the year ended December 31,
                1995 (the "1995 Form 10-K") is incorporated herein by
                reference.
10.2(a)     --  Amendment to Long Term Incentive Plan dated as of December
                16, 1997. Exhibit 10.2(a) to Intermedia's 1997 Form 10-K is
                incorporated herein by reference.
10.3        --  1997 Equity Participation Plan for the Benefit of Employees
                of DIGEX. Exhibit 10.3 to Intermedia's 1997 Form 10-K is
                incorporated herein by reference.
10.4        --  1997 Stock Option Plan for the Benefit of employees of
                DIGEX. Exhibit 10.4 to Intermedia's 1997 Form 10-K is
                incorporated herein by reference.
10.5        --  David C. Ruberg Employment Agreement, dated May 1, 1993, between David C. Ruberg and Intermedia. Exhibit 10.2 to
                Intermedia's 1995 Form 10-K is incorporated herein by
                reference.
10.6        --  Letter Agreement dated August 27, 1996 between Robert M.
                Manning and Intermedia. Exhibit 10.6 to Intermedia's 1997
                Form 10-K is incorporated herein by reference.
10.8        --  Letter Agreement dated April 21, 1998 between E. Trevor
                Dignall and Intermedia.
10.9        --  Letter Agreement dated December 23, 1998 between Richard J.
                Buyens and Intermedia.
10.10       --  Sublease, dated August 28, 1995, between Intermedia and
                Pharmacy Management Services, Inc. for its principal
                executive offices located at 3625 Queen Palm Drive, Tampa,
                Florida. Exhibit 10.3 to Intermedia's 1995 Form 10-K is
                incorporated herein by reference.

NUMBER                                    EXHIBIT
------                                    -------
10.11       --  401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is
                incorporated herein by reference.
12.1        --  Statement Re: Computation of Ratios.
21          --  Subsidiaries of Intermedia.
23.1        --  Consent of Ernst & Young LLP.
23.2        --  Consent of Ernst & Young LLP.
27          --  Financial Data Schedule (for SEC use only)

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

February 22, 1999

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
Principal Executive Officer:

                 /s/ DAVID C. RUBERG                   Chairman of the Board,         February 22, 1999
-----------------------------------------------------    President and Chief
                   David C. Ruberg                       Executive Officer

    Principal Financial and Accounting Officers:

                /s/ ROBERT M. MANNING                  Senior Vice President and      February 22, 1999
-----------------------------------------------------    Chief Financial Officer
                  Robert M. Manning

                /s/ JEANNE M. WALTERS                  Vice President, Controller     February 22, 1999
-----------------------------------------------------    and Chief Accounting
                  Jeanne M. Walters                      Officer

                  Other Directors:

                  /s/ JOHN C. BAKER                                                   February 22, 1999
-----------------------------------------------------
                    John C. Baker

                 /s/ GEORGE F. KNAPP                                                  February 19, 1999
-----------------------------------------------------
                   George F. Knapp

               /s/ PHILIP A. CAMPBELL                                                 February 22, 1999
-----------------------------------------------------
                 Philip A. Campbell

                                                                                      February   , 1999
-----------------------------------------------------
             Pierce Jackson Roberts, Jr.

                                    GLOSSARY

     Access Charges -- The charges paid by a carrier to a LEC for the origination or termination of the carrier's traffic.

     Access Line -- A circuit that connects a telephone user (customer) to the public switched network. The access line usually connects to a telephone at the customer's end.

     Access Line Equivalents ("ALEs") -- Represents Intermedia's method of quantifying its local exchange service. ALEs are calculated by adding the number of "line service" local switch ports (those connecting to a telephone instrument or equivalent device) to the product of 2.5 times the number of "trunk service" ports (those connecting to a PBX, Key System, or similar device).

     ATM (Asynchronous Transfer Mode) -- A modern information transfer standard that allows "packets" of voice and data to share a transmission circuit. ATM provides much greater efficiency than the traditional method of transmitting voice signal over a Circuit Switched Network.

     Bandwidth -- The bit rate of digital signals that can be supported by a circuit or device. The bandwidth of a particular circuit is generally determined by the medium itself (wire, fiber optic cable, etc.) and the device that transmits the signal to the transmission medium (laser, audio amplifier, etc.).

     Central Office -- The switching center and/or central circuit termination facility of a local telephone company.

     Centrex -- A central office based business telephone service that roughly provides the user with the same services as a PBX, without the capital investment in the PBX. Centrex services include station to station dialing (2 through 5 digits), customized long distance call handling and user-input authorization codes.

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

     CLEC (Competitive Local Exchange Carrier) -- A telephone service provider (carrier) that offers services similar to the former monopoly local telephone company. A CLEC may also provide other types of telecommunications services (long distance, data, etc.).

     CLEC Certification -- Granted by a state public service commission or public utility commission, this certification provides a telecommunications services provider with the legal standing to offer local exchange telephone services in direct competition with the ILEC and other CLECs. Such certifications are granted on a state by state basis.

     Collocation -- A location serving as the interface point for the interconnection of a CLEC's network to the network of an ILEC or another CLEC. Collocation can be 1) physical, where the CLEC "builds" a fiber optic network extension into the ILEC's or CLEC's central office, or 2) virtual, where the ILEC or CLEC leases a facility, similar to that which it might build, to affect a presence in the ILEC's or CLEC's central office.

     Communications Act of 1934 -- The first major federal legislation that established rules for broadcast and non-broadcast communications, including both wireless and wire line telephone service.

     Connected Building -- A building that is connected to a carrier's network via a non-switched circuit that is managed and monitored by that carrier.

     CPE (Customer Premises Equipment) -- The devices and systems that interface a customer's voice or data telecommunications application to a provider's network. CPE includes devices and systems such as PBXs, key systems, routers and ISDN terminal adapters.

     Dedicated Access -- A circuit, not shared among multiple customers, that connects a customer to a carrier's network.

     DSL (Digital Subscriber Line) -- A modern telephone technology that allows high-speed voice and data traffic to travel over ordinary copper telephone wires.

     DWDM (Dense Wavelength Division Multiplexing) -- A technology that allows multiple optical signals to be combined so that they can be aggregated as a group and transported over a single fiber to increase capacity.

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

     FCC (Federal Communications Commission) -- The U.S. Government organization charged with the oversight of all public communications media.

     Frame Relay -- A transport technology that organizes data into units called frames, with variable bit length, designed to move information that is "bursty" in nature.

     ICP (Integrated Communications Provider) -- A telecommunications carrier that provides packaged or integrated services from among a broad range of categories, including local exchange service, long distance service, enhanced data service, Internet service and other communications services.

     ILEC (Incumbent Local Exchange Carrier) -- The local exchange carrier that was the monopoly carrier, prior to the opening of local exchange services to competition.

     Integration Services -- The provision of specialized equipment to meet specific customer needs, as well as the services to implement and support this equipment.

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

     ISP (Internet Service Provider) -- A telecommunications service provider who provides access to the Internet, for dial access, and/or dedicated access.

     IXC (Interexchange Carrier) -- A provider of telecommunications services that extend between exchanges (LATAS), or cities, also called long distance carrier.

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

     LATA (Local Access Transport Area) -- A geographic area inside of which a LEC can offer switched telecommunications services, including local toll service. There are 161 LATAs in the continental United States.

     LEC (Local Exchange Carrier) -- Any telephone service provider offering local exchange services.

     Local Exchange -- An area inside of which telephone calls are generally completed without any toll, or long distance charges. Local exchange areas are defined by the state regulator of telephone services.

     Local Exchange Services -- Telephone services that are provided within a local exchange. These usually refer to local calling services (dial tone services). Business local exchange services include Centrex, access lines and trunks, and ISDN.

     Mbps -- Megabits per second, or millions of bits per second, a unit of measure for the transmission of data.

     Number Portability -- The ability of a local exchange service customer of an ILEC to keep their existing telephone number, while moving their service to a CLEC.

     Packet/Cell Switching Network -- A method of transmitting messages as digitized bits, assembled in groups called packets or cells. These packets and cells contain industry-standard defined numbers of data bits, along with addressing information and data integrity bits. Packet/Cell Switching networks, originally used only for the transmission of digital data, are being implemented by carriers such as Intermedia to transport digitized voice, along with other data. The switching (or routing) of the packets or cells of data replace the "circuit-switching" of traditional voice telephone calls. Packet and cell switching is considered to be a more cost efficient method of delivering voice and data traffic.

     PBX (Private Branch Exchange) -- A telephone switching system designed to operate on the premises of the user. The PBX functions much like a telephone company central office. A PBX connects stations (telephones) to each other and to lines and trunks that connect the PBX to the public network and/or private telephone networks. A PBX usually provides telephone service to a single company, but, as in the case of shared tenant services, a PBX can be operated within a building to provide service to multiple customers.

     Peering -- The commercial practice under which nationwide ISPs exchange traffic without the payment of settlement charges.

     Peering Points -- A location at which ISPs exchange traffic.

     Point of Presence -- A location where a carrier, usually an IXC, has located transmission and terminating equipment to connect its network to the networks of other carriers, or to customers.

     Public Switched Network -- The collection of ILEC, CLEC and IXC telephone networks (switches and transmission routes) that allow telephones and other devices to dial a standardized number and reach any other device connected to the public network. This is contrasted to private networks, access to which is limited to certain users, typically offices of a business or governmental agency.

     RBOC (Regional Bell Operating Company) -- One of the ILECs created by the court ordered divestiture of the local exchange business by AT&T. These are BellSouth, Bell Atlantic, Ameritech, US West, and SBC.

     Shared Tenant Services -- The provision of telecommunications services to multiple tenants within a building or building complex by allowing these users to have shared access to telephone lines and other telephone services, for the purpose of reducing the user's need to own and operate its own telecommunications equipment and to reduce cost.

     Special Access Services -- Private, non-switched connections between an IXC and a customer, for the purpose of connecting the customer's long distance calls to the IXC's network, without having to pay the LEC's access charges.

     Tier-one national ISP -- An Internet services provider whose network connects directly to other such Internet providers at the nation's six major peering points.

     VSAT (Very Small Aperture Terminal) -- A satellite communication system that comprises a small diameter (approximately 1 meter in diameter) antennae and electronics to establish a communications terminal, used mostly for data. VSAT networks compete with other, land-line based networks such as private lines and frame relay.

     Web Site -- A server connected to the Internet from which Internet users can obtain information.

     World Wide Web or Web -- A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Intermedia Communications Inc.

     We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                   /s/ ERNST & YOUNG LLP

Tampa, Florida
February 8, 1999

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  756,923   $  387,615
  Restricted investments....................................       6,853        7,930
  Accounts receivable, less allowance for doubtful accounts
    of $4,251 in 1997 and $22,229 in 1998...................      58,579      178,519
  Prepaid expenses and other current assets.................       6,122       27,272
                                                              ----------   ----------
Total current assets........................................     828,477      601,336
Telecommunications equipment, net...........................     463,846    1,371,583
Intangible assets, net......................................     138,028    1,022,556
Investment in Shared Technologies Fairchild Inc.............     403,571           --
Other assets................................................      41,048       53,544
                                                              ----------   ----------
         Total assets.......................................  $1,874,970   $3,049,019
                                                              ==========   ==========
     LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   53,630   $  102,905
  Accrued taxes.............................................       2,448       15,704
  Accrued interest..........................................       4,639       23,156
  Other accrued expenses....................................       5,792       29,340
  Advance billings..........................................       7,251       13,888
  Current portion of long-term debt.........................         601          661
  Current portion of capital lease obligations..............       6,870       21,219
                                                              ----------   ----------
Total current liabilities...................................      81,231      206,873
Long term debt..............................................   1,224,455    1,847,858
Capital lease obligations...................................      20,417      502,648
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  334,420 and 381,900 shares issued and outstanding in 1997
  and 1998, respectively....................................     323,146      371,678
Series D junior convertible preferred stock, $1.00 par
  value; 69,000 shares authorized, 69,000 and 54,129 issued
  and outstanding in 1997 and 1998, respectively............     169,722      133,686
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 80,000 and 64,892 shares
  issued and outstanding in 1997 and 1998, respectively.....     196,008      160,086
Series F junior convertible preferred stock, $1.00 par
  value; 92,000 shared authorized: 80,000 shared issued and
  outstanding in 1998.......................................          --      196,838
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 1,211,000 and 1,111,500
    shares authorized in 1997 and 1998, no shares issued....          --           --
  Series C preferred stock, $1.00 par value; 40,000 shares
    authorized, no shares issued............................          --           --
  Common stock, $.01 par value; 50,000,000 and 150,000,000
    shares authorized in 1997 and 1998, respectively;
    34,890,600 and 48,648,993 shares issued and outstanding
    in 1997 and 1998, respectively..........................         350          486
  Additional paid-in capital................................     243,939      587,413
  Accumulated deficit.......................................    (376,006)    (953,579)
  Deferred compensation.....................................      (8,292)      (4,968)
                                                              ----------   ----------
Total stockholders' deficit.................................    (140,009)    (370,648)
                                                              ----------   ----------
Total liabilities, redeemable preferred stock and
  stockholders' deficit.....................................  $1,874,970   $3,049,019
                                                              ==========   ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
Revenues:
  Local network services................................  $    13,524   $    41,967   $   163,424
  Enhanced data services................................       31,674        86,636       181,635
  Interexchange services................................       53,136       113,152       266,370
  Integration equipment sales and services..............        5,063         6,144       101,354
                                                          -----------   -----------   -----------
                                                              103,397       247,899       712,783
Expenses:
  Network expenses......................................       69,109       164,461       337,625
  Facilities administration and maintenance.............        7,603        31,663        66,061
  Cost of goods sold....................................        4,393         3,015        65,094
  Selling, general, and administrative..................       36,610        98,598       215,109
  Depreciation and amortization.........................       19,836        53,613       229,747
  Charge off of purchased in-process R&D................           --        60,000        63,000
  Business restructuring, integration and other
     charges............................................           --            --        53,453
                                                          -----------   -----------   -----------
                                                              137,551       411,350     1,030,089
                                                          -----------   -----------   -----------
Loss from operations....................................      (34,154)     (163,451)     (317,306)
Other income (expense):
  Interest expense......................................      (35,213)      (60,662)     (205,760)
  Interest and other income.............................       12,168        26,824        35,837
                                                          -----------   -----------   -----------
Loss before extraordinary item..........................      (57,199)     (197,289)     (487,229)
Extraordinary loss on early retirement of debt..........           --       (43,834)           --
                                                          -----------   -----------   -----------
Net loss................................................      (57,199)     (241,123)     (487,229)
Preferred stock dividends and accretions................           --       (43,742)      (90,344)
                                                          -----------   -----------   -----------
Loss attributable to common stockholders................  $   (57,199)  $  (284,865)  $  (577,573)
                                                          ===========   ===========   ===========
Basic and diluted loss per common share:
  Loss attributable to common stockholders before
     extraordinary item.................................  $     (2.04)  $     (7.23)  $    (13.23)
  Extraordinary item....................................           --         (1.31)           --
                                                          -----------   -----------   -----------
  Net loss per common share.............................  $     (2.04)  $     (8.54)  $    (13.23)
                                                          ===========   ===========   ===========
Weighted average number of shares outstanding -- basic
  and diluted...........................................   28,035,194    33,340,180    43,645,067
                                                          ===========   ===========   ===========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                 TOTAL
                                                COMMON STOCK       ADDITIONAL                                STOCKHOLDERS'
                                             -------------------    PAID-IN     ACCUMULATED     DEFERRED        EQUITY
                                               SHARES     AMOUNT    CAPITAL       DEFICIT     COMPENSATION   (DEFICIENCY)
                                             ----------   ------   ----------   -----------   ------------   -------------
Balance at January 1, 1996.................  20,719,542    $206     $ 73,990     $ (33,942)     $    --        $  40,254
  Sale of common stock.....................   9,349,006      94      111,624            --           --          111,718
  Issuance of shares of common stock for
    business combinations..................   1,937,760      20       17,757            --           --           17,777
  Exercise of stock options and warrants at
    prices ranging from $2.10 to $13.53 per
    share..................................     164,372       2          705            --           --              707
  Issuance of stock options under long-term
    compensation plan......................          --      --        3,575            --       (3,575)              --
  Issuance of common stock under long-term
    compensation plan......................     400,000       4        4,996            --       (5,000)              --
  Amortization of deferred compensation....          --      --           --            --          973              973
  Net loss.................................          --      --           --       (57,199)          --          (57,199)
                                             ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1996...............  32,570,680     326      212,647       (91,141)      (7,602)         114,230
  Exercise of stock options and warrants at
    prices ranging from $0.26 to $20.86 per
    share..................................   1,816,192      18        4,952            --           --            4,970
  Issuance of 19,350 stock options under
    long-term compensation plan............          --      --          179            --         (179)              --
  Issuance of common stock under long-term
    compensation plan......................     330,000       3        4,947            --       (4,950)              --
  Net changes to stock options.............          --      --       (2,836)           --        2,836               --
  Amortization of deferred compensation....          --      --           --            --        1,603            1,603
  Issuance of 2,355,674 stock options in
    connection with the DIGEX
    acquisition............................          --      --       19,380            --           --           19,380
  Issuance of stock warrant in conjunction
    with STFI acquisition..................          --      --        1,455            --           --            1,455
  Issuance of common stock for dividends on
    Series D Preferred Stock...............     173,728       2        3,216        (3,218)          --               --
  Preferred stock dividends and
    accretions.............................          --      --           --       (40,524)          --          (40,524)
  Net loss.................................          --      --           --      (241,123)          --         (241,123)
                                             ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1997...............  34,890,600     349      243,940      (376,006)      (8,292)        (140,009)
  Exercise of stock options and warrants at
    prices ranging from $0.26 to $29.00 per
    share..................................   1,245,665      12        8,423            --           --            8,435
  Issuance of common stock for dividends on
    Series D Preferred Stock...............     371,307       4       11,421       (11,425)          --               --
  Issuance of common stock for dividends on
    Series E Preferred Stock...............     413,566       4       12,790       (12,794)          --               --
  Issuance of common stock for dividends on
    Series F Preferred Stock...............      93,602       1        2,216        (2,217)          --               --
  Issuance of shares of common stock for
    LDS business combination...............   5,359,748      54      137,122            --           --          137,176
  Issuance of shares of common stock for
    National business combination..........   2,909,796      29       88,720            --           --           88,749
  Conversion of Series D Preferred Stock to
    Common Stock...........................   2,028,940      20       40,917        (4,702)          --           36,235
  Conversion of Series E Preferred Stock to
    Common Stock...........................   1,422,953      14       43,011        (6,278)          --           36,747
  Forfeitures of and other changes to stock
    options and stock grants...............     (97,000)     (1)      (1,237)           --        1,238               --
  Amortization of deferred compensation....          --      --           --            --        2,086            2,086
  Other equity adjustments.................       9,816      --           90            --           --               90
  Preferred stock dividends and
    accretions.............................          --      --           --       (52,928)          --          (52,928)
  Net loss.................................          --      --           --      (487,229)          --         (487,229)
                                             ----------    ----     --------     ---------      -------        ---------
Balance at December 31, 1998...............  48,648,993    $486     $587,413     $(953,579)     $(4,968)       $(370,648)
                                             ==========    ====     ========     =========      =======        =========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996         1997         1998
                                                              ---------   -----------   ---------
OPERATING ACTIVITIES
Net loss....................................................  $ (57,199)  $  (241,123)  $(487,229)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     21,088        55,531     234,275
  Amortization of deferred compensation.....................        973         1,603       3,323
  Non cash restructuring charges............................         --            --      17,510
  Accretion of interest on notes payable....................     14,304        44,629      84,864
  Imputed interest related to business acquisitions.........         --            --       6,164
  Extraordinary loss........................................         --        43,834          --
  Charge off of purchased in-process R&D....................         --        60,000      63,000
  Provision for doubtful accounts...........................      2,285         6,858      14,786
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (13,150)      (40,858)    (91,344)
    Prepaid expenses and other current assets...............     (1,703)         (554)    (13,347)
    Other assets............................................       (178)       (1,948)     (3,460)
    Accounts payable........................................     22,326        15,079      11,622
    Other accrued expenses and taxes........................      2,108        (2,143)     19,554
    Advance billings........................................      1,390            19        (341)
                                                              ---------   -----------   ---------
Net cash used in operating activities.......................     (7,756)      (59,073)   (140,623)
INVESTING ACTIVITIES
Purchases of telecommunications equipment, net..............   (130,590)     (260,105)   (473,197)
Purchase of business, net of cash acquired..................    (12,401)     (551,956)   (466,366)
Purchases/maturities of restricted investments..............     14,667        30,303      (1,077)
Purchases/maturities of short-term investments..............     (6,041)        6,041          --
                                                              ---------   -----------   ---------
Net cash used in investing activities.......................   (134,365)     (775,717)   (940,640)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance
  costs.....................................................    170,862       957,661     537,300
Proceeds from sale of preferred stock, net of issuance
  costs.....................................................         --       648,352     193,485
Payments on long-term debt..................................     (1,321)     (200,966)       (759)
Payments on capital leases..................................     (1,296)       (7,850)    (26,506)
Exercise of stock warrants and options......................        707         4,970       8,435
Proceeds from sale of common stock, net of issuance costs...    111,718            --          --
                                                              ---------   -----------   ---------
Net cash provided by financing activities...................    280,670     1,402,167     711,955
                                                              ---------   -----------   ---------
Increase (decrease) in cash and cash equivalents............    138,549       567,377    (369,308)
Cash and cash equivalents at beginning of year..............     50,997       189,546     756,923
                                                              ---------   -----------   ---------
Cash and cash equivalents at end of year....................  $ 189,546   $   756,923   $ 387,615
                                                              =========   ===========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................  $  23,437   $    12,917   $  97,940
Schedule of noncash investing and financing activities:
  Assets acquired under capital lease.......................        252        15,666     511,251
  Common Stock, warrants and options issued in purchase of
    businesses..............................................         --        19,380     225,925
  Common stock issued as dividends on preferred stock.......         --         3,218      55,168
  Preferred stock issued as dividends on preferred stock....         --            --      32,140
  Accretion of preferred stock..............................         --         1,217       3,036

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Intermedia Communications Inc. and Subsidiaries (Intermedia or the Company) is an integrated communications services provider offering a full suite of local, long-distance and high-speed data and Internet services to business and government customers, long distance carriers, Internet service providers, resellers and wireless communications companies. Services include data and video telecommunications services, frame relay, Internet access services, local exchange services and long-distance services. The Company offers its full product package of telecommunications services to customers throughout the country with a focus on the eastern half of the United States.

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

TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment is stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payment at the inception of the lease. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment................................  2 - 7 years
Fiber optic cable...........................................     20 years
Furniture and fixtures......................................  5 - 7 years
Equipment held under capital leases.........................   Lease term

     Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The Company constructs certain of its own transmission systems and related facilities. Internal costs related directly to the construction of such facilities, including interest, overhead costs and salaries or certain employees, are capitalized.

INTANGIBLE ASSETS

     Intangible assets arose in connection with business combinations. They are stated at cost and include purchased customer lists, developed technology, workforce, tradenames and goodwill. Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to ten years. Goodwill is amortized using the straight-line method over periods of eight to forty years, with a weighted average of approximately nineteen years at December 31, 1998.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $2,800 was recognized in 1998, and is included as a component of business restructuring, integration and other charges in the accompanying consolidated statement of operations.

DEBT ISSUANCE COSTS

     Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations. Debt issuance costs included in other assets were $34,100 and $43,500 at December 31, 1997 and 1998, respectively. Amortization of debt issuance costs amounted to $1,252, $1,918 and $4,721 in 1996, 1997 and 1998,
respectively.

REVENUE RECOGNITION

     The Company recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenue included in accounts receivable represent revenues earned for telecommunications services which will be billed in the succeeding month and totaled $10,981 and $29,920 as of December 31, 1997 and 1998, respectively. The Company invoices customers one month in advance for recurring services resulting in advance billings at December 31, 1997 and 1998 of $7,251 and $13,888, respectively.

     A portion of the Company's revenues are also related to the sale and installation of telecommunications equipment and services and maintenance after the sale. For these systems installations, which usually require three to five months, the Company uses the percentage-of-completion method, measured by costs incurred versus total estimated cost at completion. The Company bills certain equipment rentals, local telephone access service, and maintenance contracts in advance. The deferred revenue is relieved when the revenue is earned. Systems equipment sales are recognized at time of shipment.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

INCOME TAXES

     The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes for all years presented. Deferred income taxes are provided for in the consolidated financial statements and principally relate to net operating losses and basis differences for intangible assets and telecommunications equipment. Valuation allowances are established to reduce the deferred tax assets to the amounts expected to be realized.

LOSS PER SHARE

     The Company has applied the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

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

     The Company places its cash and temporary cash investments with high-quality institutions. As of December 31, 1998, cash equivalents totaling approximately $372,000 were held by one financial institution. Such amounts were collateralized by government-backed securities.

     Accounts receivable are due from residential and commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees and related Interpretations, because the Company believes the alternative fair value accounting provided under Statement of Financial Accounting No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, in cases where exercise prices equal or exceed fair market value, the Company recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

     The Company accounts for non-employee stock-based compensation in accordance with SFAS 123. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS 123 for all stock-based compensation, is included in Note 10.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

STOCK SPLIT

     All share and per share information presented herein, and in the Company's Consolidated Financial Statements, has been retroactively restated to reflect a two-for-one stock split of the Company's Common Stock, par value $.01 per share ("Common Stock"), which occurred on June 15, 1998. The stock split was paid in the form of a stock dividend to holders of record on June 1, 1998.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any comprehensive income items in any of the years presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified in order to conform with the 1998 presentation.

2. BUSINESS ACQUISITIONS

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

     The purchase price allocation was as follows:

Purchase price..............................................  $179,873
Less:
  Estimated fair value of DIGEX net assets acquired less
     assumed liabilities....................................     6,450
                                                              --------
Excess of purchase price over fair value of net assets
  acquired..................................................  $173,423
                                                              ========

     The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are:

                                                                VALUE      AMORTIZATION
                                                              ALLOCATED   PERIOD IN YEARS
                                                              ---------   ---------------
Developed technology........................................   $ 8,000           5
Workforce...................................................     5,000          10
Tradename...................................................    11,000          10
Customer list...............................................    13,000          10
In-process R&D..............................................    60,000          --
Goodwill....................................................    76,423          10

     The amount allocated to in-process R&D ($60,000) was recorded as a one-time charge to operations in 1997 because the technology was not fully developed and had no future alternative use.

     The acquired in-process R&D represents the development of technologies associated with creating significant infrastructure and high bandwidth connections so that the Company can offer a range of advanced Internet services. A brief description of the three categories of in-process R&D projects is presented below:

          R&D Related to Next Generation Routers. These R&D projects are related to the development of technology embedded in various components of the network's connection points, primarily routers, to support greater transmission capacity. These projects were valued at approximately $36,000. These proprietary projects include the development of VIP2/40 based technology, CT3 technology, and the realization of a new routing architecture design for national deployment. As of the transaction date, the Company believed that the overall project was approximately 90% complete. At the date of acquisition, the expected costs to complete the project were approximately $200 in 1997 and $1,300 in 1998.

          R&D Related to Next Generation Web Management Services. These R&D projects are related to the development of DIGEX's next generation of web management services, and were valued at approximately $12,000. As of the transaction date, the Company believed that the overall project was approximately 75% complete. At the date of acquisition, the expected costs to complete the project were approximately $100 in 1997 and $400 in 1998.

          Multicasting. These R&D projects are related to the development of multicasting services, and were valued at approximately $12,000. As of the transaction date, the Company believed that the overall project was approximately 70% complete. At the date of acquisition, the expected costs to complete the project were approximately $100 in 1997 and $400 in 1998.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

     On November 20, 1997, the Company, through Moonlight Acquisition Corp., a wholly-owned subsidiary of the company, entered into a definitive merger agreement with Shared. The total purchase price for Shared was approximately $782,151 including $62,300 of certain transaction expenses and fees relating to certain agreements. The Company initially purchased 1,100,000 shares, or 6% of Shared for $16,300 on November 20, 1997. The initial investment was recorded using the cost method.

     On December 30, 1997, an additional 4,000,000 shares were purchased for $60,000, increasing the Company's ownership percentage to 28%. Accordingly, accounting for the investment was changed to the equity method. At December 31, 1997, the Company's investment in Shared also includes $62,800 for convertible preferred stock of Shared; $175,000 for Senior Subordinated Discount Notes of Shared; a warrant valued at $1,455 redeemable for 100,000 shares of common stock of Shared issued as compensation for consulting services related to the acquisition and advances of $88,000 used by Shared to retire previously outstanding Special Preferred Stock and pay certain fees related to termination of a previous merger agreement.

     On March 10, 1998, the Company completed its acquisition of Shared Technologies Fairchild, Inc. (Shared), a shared tenant communications services provider. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. Imputed interest of $5,130 was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589,800 in cash, plus the retirement of $175,600 in Shared's long-term debt, and acquisition

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

related expenses of $16,700. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill.

     The purchase price allocation was as follows:

Purchase price..............................................  $782,151
Less:
  Interest expense adjustment...............................     5,130
  Estimated fair value of Shared net assets acquired less
     assumed liabilities....................................    51,245
                                                              --------
  Excess of purchase price over fair value of net assets
     acquired...............................................  $725,776
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

     The amount allocated to in-process R&D ($63,000) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The developed technology was comprised of an intelligent infrastructure which integrated a host of telecommunications systems, including infrastructure (network hardware and software), service provider networks, and inter-building communications networks. The acquired in-process R&D represents the development of technologies associated with creating infrastructure and the associated systems so that the Company can offer a wide range of data telecommunications services. These proprietary projects include the development of a multi-service access platform ("MSAP"). The MSAP will enable the client provisioning of multiple data services as well as the realization of Shared's existing voice services. A brief description of the three categories of in-process R&D projects is presented below:

          Access Technology Development. These R&D projects are related to the development of access technology, including copper connectivity and deployment, DSL technology development and development of T-1 interfaces. These projects were valued at approximately $47,000. As of the transaction date, the Company believed that the overall project was approximately 80% complete. At the date of acquisition, the expected costs to complete the project were approximately $800 in 1998 and $1,000 in 1999.

          R&D Related to Networking and Networking Management. These R&D projects are related to the development of systems related to networking management, and were valued at approximately $15,000. As of the transaction date, the Company believed that the overall project was approximately 70% complete. At the date of acquisition, the expected costs to complete the project were approximately $300 in 1998 and $300 in 1999.

          Advanced Networking. These R&D projects are related to the development of advanced networking functions, and were valued at approximately $1,000. As of the transaction date, the Company believed that the overall project was approximately 25% complete. At the date of acquisition, the expected costs to complete the project were approximately $100 in 1998 and $100 in 1999.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

     Summarized financial information of Shared for 1997 was as follows:

                                                              DECEMBER 31, 1997
                                                              -----------------
Financial Position:
Current assets..............................................      $ 43,117
Property and equipment (net)................................        65,402
Intangible assets...........................................       248,790
Other assets................................................         8,887
                                                                  --------
Total assets................................................      $366,196
                                                                  ========
Current liabilities.........................................      $222,765
Long-term obligations.......................................       143,207
Redeemable preferred stock and warrants.....................        26,130
Shareholders' deficit.......................................       (25,906)
                                                                  --------
Total liabilities and shareholders' deficit.................      $366,196
                                                                  ========
Results of Operations:
Revenue.....................................................      $181,827
Cost of revenue and other expenses..........................       281,337
                                                                  --------
Net income (loss)...........................................      $(99,510)
                                                                  ========

     On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, LDS, a regional interexchange carrier. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15,700 in cash, plus 5,359,748 shares of the Company's Common Stock valued at approximately $137,176, the retirement of $15,100 of LDS's long-term debt, and acquisition related expenses of $2,400. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($143,100). This goodwill is being amortized over its estimated useful life of 20 years.

     On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, National), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

consideration for the acquisition was approximately $59,500 in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88,749, the retirement of $2,800 in National's long-term debt, and $2,200 in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($146,700). This goodwill is being amortized over its estimated useful life of 20 years.

     The 20 year amortization period assigned to the goodwill arising from the Company's acquisitions of Shared, LDS and National is based on the Company's analysis of their businesses. The Company considered the general stability of these companies (i.e. the length of time that these three entities have already successfully conducted business operations) particularly during periods of increasing competition and technological developments. These companies have been in operations approximately 13, 8 and 16 years, respectively. The Company also considered the nature of their principal products and the anticipated effects of changes in future business demand for their services, due to, among other things, technological change and competition. The products and services offered by these entities are mature and have a long life expectancy. The Company believes the useful life of the associated goodwill will not be adversely affected by future competition and technological developments and that a life of 20 years is appropriate. On the other hand, DIGEX, which was acquired by the Company in 1997, operates in an emerging Internet based marketplace and its predominant product offerings have been developed principally in the last 3-4 years and are subject to more rapid change. Consequently, a 10 year life was assigned to the goodwill arising from the acquisition of DIGEX.

     The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions discussed above had occurred at the beginning of the respective periods. These pro forma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of these dates or of results which may occur in the future.

                                                                TWELVE MONTHS ENDED
                                                              DECEMBER 31 (UNAUDITED),
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
Revenues....................................................  $ 567,278     $ 760,692
Loss before extraordinary item..............................   (361,093)     (478,237)
Loss attributable to common stockholders....................   (429,211)     (568,581)
Basic and diluted loss per common share.....................      (9.60)       (12.25)

3. BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

     During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the Program) which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one an Integrated Communications Provider. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement;
(ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The anticipated completion date of the Program is December 31, 1999.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The following table sets forth the significant components and activity in the restructuring program reserve for the year ended December 31, 1998:

                                      EMPLOYEE                                     OTHER
                                     TERMINATION                                 BUSINESS
                                      BENEFITS       CONTRACT        ASSET      INTEGRATION
ACTIVITY                                (VII)      TERMINATIONS   IMPAIRMENTS      COSTS       TOTAL
--------                             -----------   ------------   -----------   -----------   -------
Network integration(i).............    $   --        $   900        $    --       $   --      $   900
Sales force consolidation and
  branding(ii).....................       400             --             --           --          400
Consolidation of financial
  functions(iii)...................       900             --             --           --          900
Information systems
  integration(iv)..................       700             --             --           --          700
Campus consolidation(v)............                    2,300             --           --        2,300
Exiting non-core businesses(vi)....       600         11,500         13,400        1,600       27,100
                                       ------        -------        -------       ------      -------
Total provisions recorded during
  the Quarter ended June 30,
  1998.............................     2,600         14,700         13,400        1,600       32,300
Payments and other adjustments.....     1,400         11,700         13,300          400       26,800
                                       ------        -------        -------       ------      -------
Balance in accrual at December 31,
  1998.............................    $1,200        $ 3,000        $   100       $1,200      $ 5,500
                                       ======        =======        =======       ======      =======

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

(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. (WorldCom) ($10,100) and lease termination payments. On September 30, 1998, the Company amended its agreement with WorldCom to provide the Company with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, the Company exercised its option, and, in connection therewith, paid $3,300 to WorldCom. As a result, restructuring charges were reduced by $10,100 during the third quarter of 1998. The option payment of $3,300 was recorded in October 1998 as a deferred charge and is being amortized into operations over the remaining period of the contract. Asset impairments relate to $9,200 of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. However, no such determination has been made to date. In addition, this category also includes $2,800 related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $400 as of June 30, 1998. The fair value estimate was

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

      based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2,800 was recognized in connection with the Company's decision to outsource these services and to dispose of these assets. The remaining life of the assets of six months correlates to the time required to migrate the business to the third party provider. The revenue generated from operations that the Company has exited amounted to $17.0 for the period during the year ended December 31, 1998 that such business was operated.

(vii) The total number of employees affected by the restructuring program was
      280. The terminated employees were notified that their termination was involuntary and of their associated benefit arrangements, prior to the date of the financial statements.

     As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred during 1998. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but that are required to be expensed as incurred.

     The following table summarizes total Program costs and sets forth the components of all business restructuring and integration costs that were expensed as incurred during 1998:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Business restructuring charges (as discussed above).........    $ 18,800
Integration costs
  Network integration(A)....................................      23,353
  Department and employee realignment(B)....................       2,200
  Functional re-engineering(C)..............................       1,800
  Other(D)..................................................       7,300
                                                                --------
          Total.............................................    $ 53,453
                                                                ========

---------------
(A) Consists primarily of redundant network expense, with some employee salary costs of severed employees through their severance date.
(B)  Consists of branding, training and relocation expenses.
(C)  Consists of consultant costs and some employee salary costs.
(D) Consists of losses on divested businesses, employee salary costs, legal, accounting and consulting costs and facilities integration.

4. TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment consisted of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
Telecommunications equipment................................  $307,923   $  778,275
Fiber optic cable...........................................    59,643      529,656
Furniture and fixtures......................................    52,292      150,313
Leasehold improvements......................................    10,113       24,989
Construction in progress....................................   115,409      124,404
                                                              --------   ----------
                                                               545,380    1,607,637
Less accumulated depreciation...............................   (81,534)    (236,054)
                                                              --------   ----------
                                                              $463,846   $1,371,583
                                                              ========   ==========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Depreciation expense totaled $15,454, $43,960 and $155,711 in 1996, 1997, and 1998, respectively.

     Telecommunications equipment and construction in progress included $27,287 and $562,207 of equipment recorded under capitalized lease arrangements at December 31, 1997 and 1998, respectively. Accumulated amortization of assets recorded under capital leases amounts to $4,277 and 56,053 at December 31, 1997 and 1998, respectively.

     During the year, the Company entered into two agreements to purchase capacity from other telecommunications companies. The agreements allow the Company to utilize the purchased capacity for a 20 year period. Total initial payments related to these agreements were $7,600 during 1998. In addition, the Company will be required to make an additional payment of $2,100 in 1999 upon the completion of the underlying network related to one of these agreements.

5. INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
Goodwill....................................................  $133,731   $  929,334
Customer lists..............................................    10,376       58,172
Tradename...................................................        --       10,000
Developed technology........................................     8,000      110,165
Workforce...................................................        --        3,000
                                                              --------   ----------
                                                               152,107    1,110,671
Less accumulated amortization...............................   (14,079)     (88,115)
                                                              --------   ----------
                                                              $138,028   $1,022,556
                                                              ========   ==========

     Amortization of intangible assets amounted to $3,123 in 1996, $9,653 in 1997 and $74,036 in 1998.

6. LONG-TERM DEBT

     Long-term debt consisted of:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
12.5% Senior Discount Notes.................................  $  219,260   $  247,524
11.25% Senior Discount Notes................................     394,325      440,069
8.875% Senior Notes.........................................     260,250      260,250
8.5% Senior Notes...........................................     350,000      400,000
8.6% Senior Notes...........................................          --      500,000
Other notes payable.........................................       1,221          676
                                                              ----------   ----------
                                                               1,225,056    1,848,519
Less current portion........................................        (601)        (661)
                                                              ----------   ----------
                                                              $1,224,455   $1,847,858
                                                              ==========   ==========

     During June 1995, Intermedia issued $160,000 principal amount of 13.5% Senior Notes due 2005 (13.5% Senior Notes) and warrants to purchase 700,800 shares of the Company's Common Stock at $5.43 per share. The Company allocated $1,051 of the proceeds to the warrants, representing the estimated fair value at the date of issuance. During 1997, the Company used a portion of the proceeds of the 11.25% Senior Discount Notes, described below, to retire the 13.5% Senior Notes. This retirement resulted in an extraordinary loss, as shown in the accompanying 1997 consolidated statement of operations, of approximately $43,834.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     During May 1996, the Company issued $330,000 principal amount of 12.5% Senior Discount Notes, due May 15, 2006 (the 12.5% Senior Discount Notes). The original issue discounted price for each $1,000 face value 12.5% Senior Discount Note was $545. Net proceeds to the Company amounted to approximately $171,000. The original issue discount is being amortized over the term of the 12.5% Senior Discount Notes using the effective interest method. Commencing on November 15, 2001, cash interest on the 12.5% Senior Discount Notes will be payable semiannually in arrears on May 15 and November 15 at a rate of 12.5% per annum. The 12.5% Senior Discount Notes are redeemable at the option of the Company after May 15, 2001, at a premium declining to par in 2004 and are on a parity with all other senior indebtedness.

     On July 9, 1997, the Company sold $606,000 principal amount at maturity of 11.25% Senior Discount Notes due 2007 (11.25% Senior Discount Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11.25% Senior Discount Notes was exercised and the Company sold an additional $43,000 principal amount at maturity of 11.25% Senior Discount Notes. The issue price of the 11.25% Senior Discount Notes was $577.48 per $1000 principal amount at maturity of the 11.25% Senior Discount Notes. Net proceeds to the Company amounted to approximately $363,000. The original issue discount is being amortized over the term of the 11.25% Senior Discount Notes using the effective interest method. Cash interest will not accrue on the 11.25% Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11.25% Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11.25% per annum. The 11.25% Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002 and are on a parity with all other senior indebtedness.

     On October 30, 1997, the Company sold $250,000 principal amount of 8.875% Senior Notes due 2007 (8.875% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.875% Notes was exercised and the Company sold an additional $10,250 principal amount at maturity of 8.875% Notes. Net proceeds to the Company amounted to approximately $253,000. Cash interest on the 8.875% Senior Notes is payable semi-annually in arrears on May 1 and November 1 at a rate of 8.875% per annum. The 8.875% Senior Notes will be redeemable, at the Company's option at any time on or after November 1, 2002 and are on a parity with all other senior indebtedness.

     On December 23, 1997, the Company sold $350,000 principal amount of 8.5% Senior Notes due 2008 (8.5% Senior Notes) in a private placement transaction. Subsequent to December 31, 1997, the over-allotment option with respect to the 8.5% Senior Notes was exercised and the Company sold an additional $50,000 principal amount at maturity of 8.5% Senior Notes. Net proceeds to the Company amounted to approximately $390,000. Cash interest on the 8.5% Senior Notes is payable semi-annually in arrears on January 15 and July 15. The 8.5% Senior Notes, which mature on January 15, 2008, will be redeemable at the option of the Company at any time on or after January 15, 2003 and are on a parity with all other senior indebtedness.

     On May 27, 1998, the Company sold $450,000 principal amount of 8.6% Senior Notes due 2008 (8.6% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50,000 principal amount at maturity of 8.6% Senior Notes. Net proceeds to the Company amounted to approximately $488,900. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1. The 8.6% Senior Notes, which mature on June 1, 2008, will be redeemable at the option of the Company at any time on or after June 1, 2003 and are on a parity with all other senior indebtedness.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Long-term debt maturities as of December 31, 1998 for the next five years are as follows:

1999........................................................  $      661
2000........................................................          15
2001........................................................          --
2002........................................................          --
2003........................................................          --
Thereafter..................................................   1,847,843
                                                              ----------
                                                              $1,848,519
                                                              ==========

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                1997                    1998
                                                        ---------------------   ---------------------
                                                        CARRYING                CARRYING
                                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                        --------   ----------   --------   ----------
Assets:
  Cash and cash equivalents...........................  $756,923    $755,410    $387,615    $387,638
  Restricted investments, current and non-current.....     6,853       6,853       7,930       7,930
  Accounts receivable.................................    58,579      58,579     178,519     178,519
Liabilities:
  Accounts payable....................................    53,630      53,630     102,905     102,905
  Long-term debt:
     12.5% Senior Discount Notes......................   219,260     259,050     247,524     258,225
     11.25% Senior Discount Notes.....................   394,325     462,413     440,069     441,320
     8.875% Senior Notes..............................   260,250     266,756     260,250     251,141
     8.5% Senior Notes................................   350,000     350,000     400,000     378,000
     8.6% Senior Notes................................        --          --     500,000     475,000
     Other notes payable..............................     1,221       1,221         676         676
     Series B redeemable exchangeable preferred
       stock..........................................   323,146     409,665     371,678     384,573
     Series D junior convertible preferred stock......   169,722     282,486     133,686     143,442
     Series E junior convertible preferred stock......   196,008     225,040     160,086     126,539
     Series F junior convertible preferred stock......        --          --     196,838     132,000

     The following methods and assumptions are used in estimating fair values for financial instruments:

          Cash and cash equivalents: The fair value of cash equivalents is based on negotiated trades for the securities.

          Investments: These investments are classified as held-to-maturity, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1998, the fair value of these investments approximates their carrying amounts.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
Numerator:
  Loss before extraordinary item........................  $   (57,199)  $  (197,289)  $  (487,229)
  Extraordinary item....................................                    (43,834)           --
                                                          -----------   -----------   -----------
  Net loss..............................................      (57,199)     (241,123)     (487,229)
  Preferred stock dividends and accretions..............           --       (43,742)      (90,344)
                                                          -----------   -----------   -----------
  Numerator for basic loss per share -- loss
     attributable to common stockholders................      (57,199)     (284,865)     (577,573)
  Effect of dilutive securities.........................           --            --            --
                                                          -----------   -----------   -----------
  Numerator for diluted loss per share -- income
     attributable to common stockholders after assumed
     conversions........................................  $   (57,199)  $  (284,865)  $  (577,573)
                                                          ===========   ===========   ===========
Denominator:
  Denominator for basic loss per
     share -- weighted-average shares...................   28,035,194    33,340,180    43,645,067
  Effect of dilutive securities.........................           --            --            --
                                                          -----------   -----------   -----------
  Denominator for diluted loss per share -- adjusted
     weighted-average shares and assumed conversions....   28,035,194    33,340,180    43,645,067
                                                          ===========   ===========   ===========
Basic loss per common share.............................  $     (2.04)  $     (8.54)  $    (13.23)
                                                          ===========   ===========   ===========
Diluted loss per common share...........................  $     (2.04)  $     (8.54)  $    (13.23)
                                                          ===========   ===========   ===========

     Unexercised options to purchase 4,353,342, 7,066,262 and 7,553,690 shares of Common Stock for 1996, 1997 and 1998, respectively, and unexercised convertible preferred stock outstanding convertible into 7,741,872 and 17,076,495 shares of Common Stock for 1997 and 1998, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

9. REDEEMABLE PREFERRED STOCK

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The Company is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the year ended December 31, 1998 was approximately $1,042.

     During 1997 and 1998, the Company issued 3,442 and 4,748 additional shares, respectively, of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $34,414 and $47,479 as payment of the required quarterly dividends.

     On July 9, 1997, the Company sold 6,000,000 Depositary Shares (Series D Depositary Shares) (aggregate liquidation preference $150,000) each representing a one-hundredth interest in a share of the Company's 7% Series D Junior Convertible Preferred Stock (Series D Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and the Company sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500). Net proceeds to the Company amounted to approximately $167,000. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by the issuance of shares of Common Stock of the Company. The Series D Preferred Stock will be redeemable at the option of the Company at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

     The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $19.45 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the Series B Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series D Preferred Stock to its liquidation preference through the due date of the Series D Preferred Stock. The accretion for the year ended December 31, 1998 was approximately $774.

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

     The Series E Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $30.235 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the Series E Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series E Preferred Stock to its liquidation preference through the due date of the Series E Preferred Stock. The accretion for the year ended December 31, 1998 was approximately $876.

     On August 18, 1998, the Company sold 8,000,000 Depositary Shares (the Series F Depositary Shares) (aggregate liquidation preference $200,000) each representing a one-hundredth interest in a share of the Company's 7% Series F Junior Convertible Preferred Stock (the Series F Preferred Stock), in a private placement transaction. Net proceeds to the Company amounted to approximately $193,500. Dividends on the

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares of Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

     The Series F Preferred Stock will be convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $42.075 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the Series F Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series F Preferred Stock to its liquidation preference through the due date of the Series F Preferred Stock. The accretion for the year ended December 31, 1998 was approximately $344.

     During July and August 1998, the Company exchanged (a) approximately 2,029,000 shares of its Common Stock for approximately 1,487,000 Series D Depositary Shares and (b) approximately 1,423,000 shares of its Common Stock for approximately 1,511,000 Series E Depositary Shares, pursuant to exchange agreements with certain holders. In connection with the conversion of shares, the Company recorded additional preferred stock dividends of approximately $10,980 during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

10. STOCKHOLDERS' EQUITY

     Stock Options: The Company has a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire an aggregate of 2,692,000 shares and 9,000,000 shares, respectively, of Common Stock may be granted to employees, officers, directors and consultants of the Company. The Plans authorize the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (Non-ISOs). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The following table summarizes the transactions for the three years ended December 31, 1998 relating to the Plans:

                                                            NUMBER OF          PER SHARE
                                                              SHARES         OPTION PRICE
                                                            ----------   ---------------------
Outstanding, December 31, 1995............................   2,277,948   $ 3.03     -   $ 7.78
  Granted.................................................   2,374,366     9.88     -    17.25
  Exercised...............................................    (163,992)    3.19     -    13.53
  Canceled................................................    (134,980)    3.30     -     7.78
                                                            ----------
Outstanding, December 31, 1996............................   4,353,342
  Granted.................................................   4,771,424     0.26     -    26.63
  Exercised...............................................    (809,378)    0.26     -    13.53
  Canceled................................................  (1,249,126)    0.26     -    12.94
                                                            ----------
Outstanding, December 31, 1997............................   7,066,262
  Granted.................................................   3,030,810    14.56     -    38.19
  Exercised...............................................  (1,187,568)    0.26     -    29.00
  Canceled................................................  (1,355,814)    0.26     -    38.19
                                                            ----------
Outstanding, December 31, 1998............................   7,553,690
                                                            ==========
Exercisable, December 31, 1998............................   2,299,011
                                                            ==========

     The Board of Directors has reserved 854,193 shares of Common Stock for issuance in connection with stock warrants, and 7,706,184 shares of Common Stock for issuance to employees, officers, directors, and consultants of the Company pursuant to stock options as may be determined by the Board of Directors.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             1996      1997      1998
                                                            -------   -------   -------
Risk-free interest rate...................................      6.2%      6.1%      5.4%
Volatility factor of the expected market price of the
  Company's Common Stock..................................       53%       58%       53%
Dividend yield............................................       --        --        --
Weighted average expected life of options.................  5 years   5 years   5 years

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1996       1997        1998
                                                       --------   ---------   ---------
Pro forma net loss attributable to common
  stockholders.......................................  $(58,602)  $(289,927)  $(583,296)
Pro forma loss per common share......................     (2.09)      (8.70)     (13.37)

     The following table summarizes the weighted average exercise prices of option activity for the years ended December 31, 1996, 1997, 1998.

                                                               1996     1997     1998
                                                              ------   ------   ------
Balance at beginning of period..............................  $ 5.38   $ 9.39   $ 9.52
Granted.....................................................   13.50    12.91    26.81
Exercised...................................................    4.26     3.12     7.22
Canceled....................................................    7.23     5.96    10.48
Balance at end of period....................................    9.39     9.52    18.78

     As of December 31, 1998, the weighted average exercise price of exercisable options was $10.77. Outstanding options as of December 31, 1998 had had a weighted average remaining contractual life of 7.7 years. The per share weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 were $13.64, $14.25 and $14.84, respectively.

     Stock Award Plans: The Company has entered into restricted share agreements with three executive officers that provide stock award incentives. Pursuant to the agreements, up to an aggregate of 900,000 restricted shares of Common Stock have been contingently awarded to the respective officers which awards become effective upon the attainment of certain stock price milestones ranging from $10 to $20. The unvested shares also partially vest upon the achievement of specific financial results and upon the purchase of five percent or more of the Company's stock by a strategic investor. Shares awarded under these arrangements vest over a period from five to twenty years following the award. During 1996, 1997, and 1998, 400,000, 330,000 and 5,000 shares were awarded with a fair value of $5,000, $4,950 and $98, respectively. These amounts are being amortized over the vesting periods.

     Stock Warrants: At December 31, 1998, warrants to purchase the following shares of the Company's Common Stock were outstanding:

                       SHARES                         PRICE PER SHARE    EXPIRATION DATE
                       ------                         ---------------   -----------------
654,193.............................................      $ 5.43        June 1, 2000
200,000.............................................       20.75        November 11, 2002

     As further discussed in Note 6, the Company issued warrants expiring in 2000 to acquire 700,800 shares of Common Stock in connection with the issuance of the 13.5% Senior Notes. The Company also has a warrant outstanding that has been issued for consulting services that will allow the holder to purchase 200,000 shares of the Company's Common Stock. Warrants to purchase 167,800 shares of Common Stock were assumed in the acquisition of DIGEX. On January 13, 1998, this warrant was exercised pursuant to a cashless exercise provision for 106,344 shares.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Each Right then may be exercised to acquire 1/1000th of a share of the Company's Series C preferred stock at an exercise price of $200. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire the existing Company's preferred stock or Common Stock of the surviving company having a value of twice the exercise price of the Rights.

     The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the 10th business day following public announcement that a 15% position has been acquired or ten business days after commencement of a tender or exchange offer.

     Authorized Shares: On May 20, 1998, the shareholders of the Company approved an increase in the number of shares of authorized Common Stock from 50,000,000 to 150,000,000.

11. INCOME TAXES

     At December 31, 1997 and 1998, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                  DEFERRED TAX
                                                                ASSET (LIABILITY)
                                                              ---------------------
TEMPORARY DIFFERENCES/CARRYFORWARDS                             1997        1998
-----------------------------------                           ---------   ---------
Tax over book depreciation..................................  $  (1,131)  $  (9,477)
Intangible assets...........................................    (15,260)    (18,121)
Other.......................................................         --        (463)
                                                              ---------   ---------
          Total deferred tax liabilities....................    (16,391)    (28,061)
Net operating loss carryforwards............................    100,347     273,813
High yield debt obligations.................................     14,753      35,434
Other.......................................................      2,570      15,166
                                                              ---------   ---------
          Total deferred tax assets.........................    117,670     324,413
Less valuation allowance....................................   (101,279)   (296,352)
                                                              ---------   ---------
                                                                 16,391      28,061
                                                              ---------   ---------
Net Deferred Tax Liabilities................................  $      --   $      --
                                                              =========   =========

     At December 31, 1998, the Company's net operating loss carryforward for federal income tax purposes is approximately $730,000, expiring in various amounts from 2003 to 2018. Limitations apply to the use of the net operating loss carryforwards.

RATE RECONCILIATION

                                              1996                  1997                  1998
                                       ------------------    ------------------    -------------------
                                        AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
                                       --------   -------    --------   -------    ---------   -------
Tax benefit at U.S. statutory
  rates..............................  $(19,448)   (34.0)%   $(81,989)   (34.0)%   $(165,632)   (34.0)%
State income taxes, net of federal
  benefit............................    (2,001)    (3.5)      (8,440)    (3.5)      (17,050)    (3.5)
In-Process R&D.......................        --       --       20,400      8.5        21,403      4.4
Other................................      (315)    (0.6)      (1,722)    (1.2)       10,291      2.1
Change in valuation allowance........    21,764     38.1       67,157     27.8       150,989     31.0
                                       --------    -----     --------    -----     ---------    -----
                                       $     --       --%    $     --       --%    $      --       --%
                                       ========    =====     ========    =====     =========    =====

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

12. EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10 in 1998. The Company will match one-half of a participant's contribution, up to a maximum of 6% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were approximately $77, $735 and $3,823 in 1996, 1997 and 1998, respectively.

13. COMMITMENTS

     The Company is a party to various other capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2015.

     In March 1998, the Company and Williams Communications, Inc. (Williams) executed a Capacity Purchase Agreement which provides the Company with right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of the Company's rights to use network facilities, including, but not limited to, fiber, optronics/electronics, digital encoders, telephone lines and microwave facilities, in the amount of $455.0 million, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

     Future minimum lease payments for assets under capital leases (including the Williams agreement) at December 31, 1998 are as follows:

1999........................................................  $   71,658
2000........................................................      69,608
2001........................................................      64,028
2002........................................................      59,425
2003........................................................      59,578
Thereafter..................................................     797,661
                                                              ----------
                                                               1,121,958
Less amount representing interest...........................    (598,091)
                                                              ----------
Present value of future minimum lease payments..............     523,867
Less current portion........................................     (21,219)
                                                              ----------
                                                              $  502,648
                                                              ==========

     Certain executory costs, principally maintenance, associated with capital leases are being expensed as incurred.

     The Company also leases fiber optic cable, terminal facility space, and office space under operating lease arrangements. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Operating lease expense was $4,795, $9,857 and $36,273 for 1996, 1997 and 1998, respectively.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Future minimum lease payments under noncancelable operating leases with original terms of more than one year as of December 31, 1998 are as follows:

                                                    FIBER    TERMINAL
                                                    OPTIC    FACILITY   OFFICE
                                                    CABLE     SPACE      SPACE     TOTAL
                                                    ------   --------   -------   --------
1999..............................................  $  510   $11,976    $16,999   $ 29,485
2000..............................................     475    12,452     16,531     29,458
2001..............................................     475    11,398     12,271     24,144
2002..............................................     475     9,994     10,308     20,777
2003..............................................     475     9,137      8,886     18,498
Thereafter........................................     396    21,953     28,719     51,068
                                                    ------   -------    -------   --------
                                                    $2,806   $76,910    $93,714   $173,430
                                                    ======   =======    =======   ========

14. CONTINGENCIES

     On June 20, 1997, two purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County respectively by TAAM Associates, Inc. and David and Chaile Steinberg (the Complaints), purported stockholders of DIGEX on behalf of all non-affiliated common stockholders of DIGEX against Intermedia, DIGEX and the directors of DIGEX (the DIGEX Directors). The Complaints allege that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia (the Merger) and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. The Complaints sought a preliminary and permanent injunction enjoining the Merger but no applications were made for such injunctions prior to consummation of the Merger on July 11, 1997. In addition, the Complaints seek cash damages from the DIGEX Directors. In August 1997, a motion to dismiss the Complaints was filed on behalf of Intermedia, DIGEX, and the DIGEX Directors. A motion to dismiss for failure to prosecute was filed in February 1999.

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

     The Company maintains interconnection agreements with incumbent local exchange carriers (ILECs) in certain states. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic including local traffic Internet service providers (ISPs). During 1997, the Company recognized revenue from these ILECs of approximately $10.1 million for these services. During 1998, the Company recognized an additional $35.9 million in revenue from these services. A dispute has arisen over the reciprocal compensation provisions of these interconnection agreements with most ILECs arguing that they are not obligated to pay competitive carriers, including the Company, for local calls made to ISPs. The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, is considered by

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1998, provisions have not been considered necessary by management.

     Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. To date, at least 29 state commissions and three federal courts have ruled on the issue and found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks. A number of other state commissions currently have proceedings pending to consider this matter. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

15. SEGMENTS

     As an integrated communications provider, the Company has one reportable operating segment. The revenue of this single segment is derived from four principal groups of service offerings as reported in the Company's statement of operations. Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all of the Company's assets are located within the United States.

16. RELATED PARTY

     A director of the Company has an indirect financial interest in an organization engaged by the Company during 1998 to support the implementation of an enterprise-wide information system. The organization engaged to perform the implementation was selected by a task force of Company employees from among several proposing organizations. During 1998, no amounts were paid or payable under a $450 services contract. The Company expects to continue this relationship in 1999 and is currently negotiating a contract for additional services.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1998.

                                     FIRST QUARTER          SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER
                                  --------------------   --------------------   ---------------------   ---------------------
                                    1997      1998(A)      1997      1998(B)      1997       1998(C)      1997        1998
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
                                                              IN THOUSANDS EXCEPT PER SHARE DATA
Revenues........................  $ 43,938   $ 136,786   $ 50,132   $ 190,230   $  71,246   $ 192,353   $  82,583   $ 193,414
Operating expenses..............   (64,727)   (250,389)   (74,146)   (280,467)   (160,624)   (233,574)   (111,853)   (265,659)
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Loss from operations............   (20,789)   (113,603)   (24,014)    (90,237)    (89,378)    (41,221)    (29,270)    (72,245)
Other income (expense)..........    (6,615)    (38,572)    (5,635)    (41,818)    (10,953)    (44,632)    (10,635)    (44,901)
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Loss before extraordinary
  item..........................   (27,404)   (152,175)   (29,649)   (132,055)   (100,331)    (85,853)    (39,905)   (117,146)
Extraordinary loss..............        --          --         --          --     (43,834)         --          --          --
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Net loss........................   (27,404)   (152,175)   (29,649)   (132,055)   (144,165)    (85,853)    (39,905)   (117,146)
Preferred stock dividends and
  accretions....................    (3,375)    (18,594)    (9,848)    (18,876)    (13,895)    (30,647)    (16,624)    (22,227)
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Net loss attributable to common
  stockholders..................  $(30,779)  $(170,769)  $(39,497)  $(150,931)  $(158,060)  $(116,500)  $ (56,529)  $(139,373)
                                  ========   =========   ========   =========   =========   =========   =========   =========
LOSS PER COMMON SHARE:
Loss before extraordinary
  item..........................  $  (0.95)  $   (4.83)  $  (1.19)  $   (3.49)  $   (3.41)  $   (2.48)  $   (1.62)  $   (2.87)
Extraordinary item..............        --          --         --          --       (1.31)         --          --          --
                                  --------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Net loss per common share.......  $  (0.95)  $   (4.83)  $  (1.19)  $   (3.49)  $   (4.72)  $   (2.48)  $   (1.62)  $   (2.87)
                                  ========   =========   ========   =========   =========   =========   =========   =========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

---------------

(a) Results of first quarter reflect the acquisition of Shared effective January 1, 1998 and a resulting $63,000 in-process R&D charge.
(b) Results of second quarter reflect the acquisitions of LDS and National effective March 31, 1998 and April 1, 1998, respectively.
(c) Results of the third quarter reflect the acquisition of DIGEX effective July 1, 1997 and a resulting $60,000 in-process R&D charge.

18. SUBSEQUENT EVENTS

     The Company has announced its expectation that its wholly-owned, Web hosting subsidiary, DIGEX, will offer to sell a portion of its capital stock to the public. While Intermedia expects to own at least 51% of the capital stock of DIGEX after the public offering, Intermedia may take other actions in the future which would further decrease its ownership interest. DIGEX anticipates using the proceeds of the public offering to finance a portion of the expenses and capital requirements associated with the continued expansion of the Web hosting business, including the construction of additional data centers. Intermedia anticipates funding DIGEX's future capital requirements independently of Intermedia. The Company may elect not to proceed with a DIGEX offering based on valuation issues or marketing considerations. There can be no assurance that DIGEX will successfully complete the planned public offering or, if completed, the timing of the offering or the proceeds DIGEX will receive.

     During 1999, the Company's board of directors approved a plan to sell up to $300,000 principal amount of senior notes and $200,000 gross proceeds of senior subordinated discount notes.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         INTERMEDIA COMMUNICATIONS INC.

                                                            ADDITIONS
                                                     -----------------------
                                       BALANCE AT    CHARGED TO   CHARGED TO                     BALANCE AT
                                      BEGINNING OF   COSTS AND      OTHER       DEDUCTIONS --      END OF
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS       DESCRIBE         PERIOD
-----------                           ------------   ----------   ----------    -------------    ----------
For the year ended December 31,
  1996:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.....................    $    869      $  2,285          --         $1,808(2)      $  1,346
                                        ========      ========      ======         ======         ========
     Allowance for deferred tax
       assets.......................       7,765        21,764          --             --           29,529
                                        ========      ========      ======         ======         ========
For the year ended December 31,
  1997:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.....................    $  1,346      $  6,858      $1,464(1)      $5,417(2)      $  4,251
                                        ========      ========      ======         ======         ========
     Allowance for deferred tax
       assets.......................      29,529        71,750          --             --          101,279
                                        ========      ========      ======         ======         ========
For the year ended December 31,
  1998:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts.....................    $  4,251        24,461       2,680          9,163           22,229
                                        ========      ========      ======         ======         ========
     Allowance for deferred tax
       assets.......................     101,279       195,073          --             --          296,352
                                        ========      ========      ======         ======         ========
  Restructuring reserve.............          --        32,300(3)       --         26,800(3)         5,500
                                        ========      ========      ======         ======         ========

---------------

(1) Amount represents allowance for accounts purchased in the Shared and National business combinations.
(2) Uncollectible accounts written off, net of recoveries.
(3) Amounts represent accruals, payments and other reductions as disclosed in the Notes to the Company's Consolidated Financial Statements.

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

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

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

     The Company will be required to make mandatory prepayments of loans in amounts, at times and subject to exceptions (a) in respect of 75% (subject to step-down based upon a leverage ratio test) of consolidated excess cash flow of the Company and its subsidiaries, (b) in respect of 100% of the net proceeds of certain dispositions of assets or the stock of subsidiaries or the incurrence of certain indebtedness by the Company or any of its subsidiaries and (c) in respect of 100% (subject to step-down based upon a leverage ratio test) of the net proceeds of the issuance of any equity securities by the Company or any of its subsidiaries. At the Company's option, loans may be repaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

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