Form 10-Q
period 1999-03-31
INTERMEDIA COMMUNICATIONS INC
filed 1999-05-14
CIK 885067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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

             As of May 3, 1999, there were 50,056,169 shares of the
                     Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
                       PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
         Condensed Consolidated Statements of
           Operations -- Three-months ended March 31, 1999 and
           1998......................................................    3
         Condensed Consolidated Balance Sheets -- March 31, 1999 and
           December 31, 1998.........................................    4
         Condensed Consolidated Statements of Cash
           Flows -- Three-months ended March 31, 1999 and 1998.......    5
         Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................   10

                        PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................   21
ITEM 2.  CHANGES IN SECURITIES.......................................   21
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................   21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21
ITEM 5.  OTHER INFORMATION...........................................   21
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   21

SIGNATURES...........................................................   23

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   --------------
Revenues:
  Local network services....................................   $    52,982      $    33,677
  Enhanced data services....................................        60,093           36,537
  Interexchange services....................................        67,613           44,751
  Integration services......................................        24,034           21,821
                                                               -----------      -----------
                                                                   204,722          136,786
Expenses:
  Network operations........................................        93,908           71,543
  Facilities administration and maintenance.................        22,636           15,033
  Cost of goods sold........................................        15,804           13,690
  Selling, general and administrative.......................        57,314           46,347
  Depreciation and amortization.............................        71,611           40,776
  Charge-off of purchased in-process R&D....................            --           63,000
  Business restructuring, integration and other charges.....         5,399               --
                                                               -----------      -----------
                                                                   266,672          250,389
                                                               -----------      -----------
Loss from operations........................................       (61,950)        (113,603)
Other income (expense):
  Interest expense..........................................       (62,178)         (49,301)
  Other income..............................................         6,558           10,729
                                                               -----------      -----------
Net loss....................................................      (117,570)        (152,175)
Preferred stock dividends and accretions....................       (22,483)         (18,594)
                                                               -----------      -----------
Net loss attributable to common stockholders................   $  (140,053)     $  (170,769)
                                                               ===========      ===========
Basic and diluted loss per common share:
Net loss per common share...................................   $     (2.84)     $     (4.84)
                                                               ===========      ===========
Weighted average number of shares outstanding -- basic and
  diluted...................................................    49,352,830       35,306,268
                                                               ===========      ===========

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                              MARCH 31, 1999   DECEMBER 31, 1998
                                                              --------------   -----------------
                                             ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   688,818        $  387,615
  Restricted investments....................................         8,030             7,930
  Accounts receivable, less allowance for doubtful accounts
     of $19,508 in 1999 and $22,229 in 1998.................       188,490           178,519
  Prepaid expenses and other current assets.................        24,690            27,272
                                                               -----------        ----------
          Total current assets..............................       910,028           601,336
  Telecommunications equipment, net.........................     1,445,536         1,371,583
  Intangible assets, net....................................     1,003,807         1,022,556
  Other assets..............................................        67,627            53,544
                                                               -----------        ----------
          Total assets......................................   $ 3,426,998        $3,049,019
                                                               ===========        ==========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $    80,986        $  102,905
  Other accrued expenses....................................        81,050            82,088
  Current portion of long-term debt and capital lease
     obligations............................................        22,384            21,880
                                                               -----------        ----------
          Total current liabilities.........................       184,420           206,873
Long-term debt and capital lease obligations................     2,866,944         2,350,506
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  394,790 and 381,900 issued and outstanding in 1999 and
  1998, respectively........................................       384,813           371,678
Series D junior convertible preferred stock and accrued
  dividends, $1.00 par value; 69,000 shares authorized;
  54,129 issued and outstanding in 1999 and 1998............       133,838           133,686
Series E junior convertible preferred stock and accrued
  dividends, $1.00 par value; 87,500 shares authorized;
  64,892 shares issued and outstanding in 1999 and 1998.....       160,279           160,086
Series F junior convertible preferred stock and accrued
  dividends, $1.00 par value; 92,000 shares authorized;
  80,000 shares issued and outstanding in 1999 and 1998.....       196,435           196,838
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 1,111,500 authorized in
     1999 and 1998, no shares issued........................            --                --
  Series C preferred stock, $1.00 par value; 40,000 shares
     authorized, no shares issued...........................            --                --
  Common stock, $.01 par value; 150,000,000 shares
     authorized in 1999 and 1998; 49,578,316 and 48,648,993
     shares issued and outstanding in 1999 and 1998,
     respectively...........................................           496               486
  Additional paid-in capital................................       598,345           587,413
  Accumulated deficit.......................................    (1,093,632)         (953,579)
  Deferred compensation.....................................        (4,940)           (4,968)
                                                               -----------        ----------
          Total stockholders' deficit.......................      (499,731)         (370,648)
                                                               -----------        ----------
          Total liabilities, redeemable preferred stock and
            stockholders' deficit...........................   $ 3,426,998        $3,049,019
                                                               ===========        ==========

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   --------------
OPERATING ACTIVITIES
  Net loss..................................................    $(117,570)       $(152,175)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       72,959           41,724
     Amortization of deferred compensation..................           28              392
     Accretion of interest on notes payable.................       23,314           18,502
     Accretion of interest on capital lease.................           --            3,924
     Imputed interest related to the acquisition of
      Shared................................................           --            5,130
     Charge-off of purchased in-process R&D.................           --           63,000
     Provision for doubtful accounts........................        4,666            2,731
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (19,917)         (14,745)
       Prepaid expenses and other current assets............        2,582           (2,391)
       Other assets.........................................          149             (772)
       Accounts payable.....................................      (21,919)           3,461
       Other accrued expenses...............................       (1,039)          24,362
                                                                ---------        ---------
          Net cash used in operating activities.............      (56,747)          (6,857)
INVESTING ACTIVITIES
  Maturities of restricted investments......................         (100)            (681)
  Purchase of businesses, net of cash acquired..............           --         (387,822)
  Purchases of telecommunications equipment.................     (127,838)         (76,917)
                                                                ---------        ---------
          Net cash used in investing activities.............     (127,938)        (465,420)
FINANCING ACTIVITIES
  Proceeds from issuance of senior and senior discount
     notes, net of issuance costs...........................      488,110           48,493
  Exercise of common stock warrants and options.............        3,210            3,913
  Principal payments on long-term debt and capital lease
     obligations............................................       (5,432)          (1,792)
                                                                ---------        ---------
          Net cash provided by financing activities.........      485,888           50,614
Increase (decrease) in cash and cash equivalents............      301,203         (421,663)
Cash and cash equivalents at beginning of period............      387,615          756,923
                                                                ---------        ---------
Cash and cash equivalents at end of period..................    $ 688,818        $ 335,260
                                                                =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Assets purchased under capital lease obligations............           --        $ 417,933
Common stock issued in purchase of business.................           --          137,176
Interest paid...............................................    $  36,950        $   2,664
Preferred stock issued as dividends on preferred stock......       12,889           11,286
Common stock issued as dividends on preferred stock.........        8,707            6,519
Accretion of preferred stock................................          887              789

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. ("Intermedia" or the "Company") for the year ended December 31, 1998.

     Operating results for the three-month period ended March 31, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999.

STOCK SPLIT

     All share and per share information presented herein and in the Company's Condensed Consolidated Financial Statements have been retroactively restated to reflect a two-for-one stock split of the Company's Common Stock, par value $.01 per share ("Common Stock"), on June 15, 1998, paid in the form of a stock dividend, to holders of record on June 1, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998. The FASB issued Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Company does not expect that the adoption of this Statement will have a significant effect on its results of operations or financial position.

NOTE 2.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

     As more fully described in the Company's 1998 Annual Report on Form 10-K, during the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one integrated communications provider ("ICP"). The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimated by management to result in approximately $10.2 million of savings in operating costs per quarter. The Company will realize these savings as various Program activities are completed.

     As provided for in the Program, the Company expensed business restructuring and integration costs that were incurred since the inception of the Program. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

                         INTERMEDIA COMMUNICATIONS INC.

     The following table sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the three months ended March 31, 1999 (in millions):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                                   1999
                                                              ---------------
Integration costs
  Network integration(A)....................................       $2.8
  Department and employee realignment(B)....................        0.5
  Functional re-engineering(C)..............................        1.4
  Other(D)..................................................        0.7
                                                                   ----
          Total.............................................       $5.4
                                                                   ====

---------------

(A) Consists primarily of redundant network expense and amortization of a canceled contract for switched services.
(B) Consists of branding, employee severance, and contract termination costs.
(C) Consists primarily of consultant costs and employee severance costs.
(D) Consists primarily of professional fees and employee severance costs.

NOTE 3.  LONG-TERM DEBT

     On February 24, 1999, the Company sold $300 million principal amount of 9.5% Senior Notes due 2009 (the "9.5% Senior Notes") and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes due 2009 (the "12.25 Senior Subordinated Discount Notes") in a private placement transaction. Net proceeds to the Company amounted to approximately $488.8 million from both issuances.

     Cash interest on the 9.5% Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 1999. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes, and can only be used to fund the cost of acquiring or constructing telecommunications related assets. The 9.5% Senior Notes are redeemable at the option of the Company at any time prior to March 1, 2004, in whole or in part with a 30-60 day notice, plus accrued and unpaid interest. On or after March 1, 2004, the 9.5% Senior Notes are subject to redemption by the Company at rates commencing at 104.75%, declining to 100% on March 1, 2007. Under certain conditions, up to 25% of the aggregate principal amount of the 9.5% Senior Notes originally issued may be redeemed at the option of the Company.

     The 12.25% Senior Subordinated Discount Notes will accrete in value through March 1, 2004 at a fixed annual rate of 12.25%, compounded every six months. After March 1, 2004, the 12.25% Senior Subordinated Discount Notes will accrue interest at an annual rate of 12.25%, payable in cash every six months on March 1 and September 1, commencing September 1, 2004. The proceeds from the offering of the 12.25% Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the costs of acquiring or constructing telecommunications related assets. The 12.25% Senior Subordinated Discount Notes will be redeemable at the option of the Company at any time prior to March 1, 2004, in whole or in part with a 30-60 day notice, plus accrued and unpaid interest. Under certain conditions, up to 25% of the aggregate principal amount of the 12.25% Senior Subordinated Discount Notes originally issued may be redeemed at any time prior to March 1, 2002 at a redemption price of 112.25% of the accreted value thereof plus accrued and unpaid interest and liquidated damages, if any.

                         INTERMEDIA COMMUNICATIONS INC.

NOTE 4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share of Common Stock (dollars in thousands, except shares and per share amounts):

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 1999
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Numerator:
  Net loss..................................................  $  (117,570)  $  (152,175)
  Preferred stock dividends and accretions..................      (22,483)      (18,594)
                                                              -----------   -----------
  Numerator for basic loss per share --
     loss attributable to common stockholders...............     (140,053)     (170,769)
  Effect of dilutive securities.............................           --            --
                                                              -----------   -----------
  Numerator for diluted loss per share income attributable
     to common stockholders after assumed conversions.......  $  (140,053)  $  (170,769)
  Denominator:
  Denominator for basic loss per share weighted-average
     shares.................................................   49,352,830    35,306,268
  Effect of dilutive securities.............................           --            --
                                                              -----------   -----------
Denominator for diluted loss per share -- adjusted
  weighted-average shares...................................   49,352,830    35,306,268
                                                              ===========   ===========
Basic loss per share of Common Stock........................  $     (2.84)  $     (4.84)
                                                              ===========   ===========
Diluted loss per share of Common Stock......................  $     (2.84)  $     (4.84)
                                                              ===========   ===========

     Unexercised options to purchase 8,074,154 and 5,593,554 shares of Common Stock as of March 31, 1999 and 1998, respectively, and outstanding convertible preferred stock, convertible into 17,076,495 shares of Common Stock as of March 31, 1999, were not included in the computations of diluted loss per share because assumed exercise/conversion would be anti-dilutive.

NOTE 5.  CONTINGENCIES

     As more fully discussed in the Company's 1998 Annual Report on Form 10-K, two purported class action complaints were filed against Intermedia, DIGEX, Incorporated ("DIGEX") and the directors of DIGEX on June 20, 1997. These complaints alleged that the DIGEX directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. In April 1999, the class action complaints were dismissed without prejudice.

     The Company is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in several other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. During 1997 and 1998, the Company recognized revenue from these ILECs of approximately $46.0 million for these services. During the first quarter of 1999, the Company recognized approximately $17.7 million in revenue for these services.

                         INTERMEDIA COMMUNICATIONS INC.

     The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services (local traffic), fully subject to mutual compensation, pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. A number of ILECs have refused to pay these reciprocal compensation amounts, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of March 31, 1999, provisions have not been considered necessary by management.

     Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. As of December 31, 1998, 31 state commissions had issued final orders finding that ILECs must pay mutual compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, and no state commission had ruled to the contrary. A number of other state commissions currently have proceedings pending to consider this matter. On February 25, 1999, the FCC issued an order that concluded that calls delivered to ISPs continue to ultimate Internet web site destinations, which are often located in other states, and that local access calls and ISP routing constitute a single end-to-end transmission and are jurisdictionally "interstate" in nature. However, the FCC further declared that where parties have previously agreed that reciprocal compensation must be paid for ISP-bound traffic, the parties are bound by those agreements, as interpreted and enforced by state commissions. To date, at least five state commissions have considered the effect of the FCC's order and have reaffirmed their earlier decisions requiring payment of mutual compensation. No state commission has ruled to the contrary. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

NOTE 6.  SUBSEQUENT EVENT

     On April 27, 1999, the Company's web hosting subsidiary, Digex, Incorporated ("Digex"), filed a Form S-1 registration statement with the Securities Exchange Commission for an initial public offering of common stock. In connection with the offering, the Company's Internet connectivity subsidiary, formerly known as DIGEX, Incorporated, changed its name to Business Internet, Inc. Intermedia expects to own a majority interest in Digex immediately following the public offering. However, the Company may take other actions in the future which would further decrease its ownership interest. As more fully disclosed in the Form S-1 as filed by Digex on April 27, 1999, there can be no assurance that Digex will successfully complete the planned public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission.

OVERVIEW

     Intermedia has experienced substantial revenue growth since its inception in 1986. Building from its original base in Florida, Intermedia now provides integrated telecommunications services nationally with a focus on customers who have a substantial presence in the eastern United States. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and dramatically increased its customer base.

     Intermedia's customers include a broad range of business and government end users and, to a lesser extent, ISPs and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network.

     The Company offers enhanced data services to its customers on an extensive inter-city network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 728 network to network interfaces ("NNIs") and 167 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. The Company's nationwide interexchange network, carries both its data network traffic and its voice network traffic.

     The Company achieved $28.9 and $15.1 million positive EBITDA before certain charges in 1998 and the first quarter of 1999, respectively, and increased its revenue base substantially. EBITDA before certain charges consists of earnings
(loss) before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

     The Company is party to various agreements with companies within the telecommunications industry. These agreements are part of the Company's ICP strategy and allow the Company to economically expand its product offerings into new markets. On January 29, 1998, the Company announced a definitive multi-year agreement to become a US West Communications' ("US West") interLATA data services provider. Under the terms of this agreement, the Company granted US West a license to utilize and market the Company's portfolio of enhanced data services. In March 1998, the Company and Williams executed a Capacity Purchase Agreement which provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for a 20 year period. The agreement covers approximately 14,000 route miles. On May 19, 1998, the Company entered into an agreement with Ameritech Communications International ("Ameritech") for the mutual provisioning of national data services. On September 21, 1998, the Company entered into a multi-year agreement, having multiple one-year extension options, with Bell Atlantic Corporation ("Bell Atlantic"). Under the terms of this agreement, Bell Atlantic will resell Intermedia's high-speed and low-speed frame relay services under the Bell Atlantic brand. The operational alignment between the two companies should result in an integrated extension of Bell Atlantic's operations and service delivery functions, all transparent to the customer, and Bell Atlantic will be licensed to use the Company's advanced network monitoring system. Service under this agreement will begin when and if Bell Atlantic gains approval to offer long-distance services in its primary East Coast markets under the Telecommunications Act of 1996. On April 27, 1999, the Company announced that it has entered into strategic alliances with two DSL (digital subscriber line) companies, NorthPoint Communications and Rhythms NetConnection Inc. These agreements will allow the Company to purchase DSL transport to provide additional telecommunications services such as high speed internet access, local and long distance services, and frame relay to Intermedia's small and medium sized customers. Intermedia has implemented DSL technology using its own network facilities for its shared-tenant services (Comactiv) buildings to provide greater bandwidth for data, voice, and internet access. The NorthPoint and Rhythms alliances will enable the Company to increase its existing market coverage for its DSL services.

PLAN OF OPERATION

     For the remainder of 1999, the Company believes its revenue growth will be balanced between its enhanced data and local exchange services. Based on the Company's analysis of Federal Communications Commission market data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services will exceed $100.0 billion in 1999 in its service territory.

     In order to develop its business more rapidly and efficiently utilizing its capital resources, the Company plans to use the existing fiber optic infrastructure of other providers, in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a Packet/Cell Switched Network, which efficiently combines multiple data and voice protocols over a single network fabric. While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenue with lower incremental costs and, correspondingly, improve its EBITDA before certain charges. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of Intermedia's network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of this operating leverage inherent in its networks.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              ------     -------
Revenues:
  Local network services....................................   25.9%       24.6%
  Enhanced data services....................................   29.4        26.7
  Interexchange services....................................   33.0        32.7
  Integration services......................................   11.7        16.0
                                                              -----      ------
                                                              100.0       100.0
Expenses:
  Network operations........................................   45.9        52.3
  Facilities administration and maintenance.................   11.1        11.0
  Cost of goods sold........................................    7.7        10.0
  Selling, general and administrative.......................   28.0        33.9
  Depreciation and amortization.............................   35.0        29.8
  Charge off of purchased in-process R&D....................     --        46.1
  Business restructuring and integration....................    2.6          --
                                                              -----      ------
          Loss from operations..............................  (30.3)      (83.1)
Other income (expense):
  Interest expense..........................................  (30.4)      (36.0)
  Other income..............................................    3.2         7.8
                                                              -----      ------
          Net Loss..........................................  (57.4)     (111.3)
  Preferred stock dividends and accretions..................  (11.0)      (13.6)
                                                              -----      ------
          Net loss attributable to common stockholders......  (68.4)%    (124.9)%
                                                              =====      ======

     The following table sets forth other statistical data derived from the Company's operating records:

                                                            MARCH 31, 1999   MARCH 31, 1998
                                                            --------------   --------------
Transport, Local and Long Distance Services:(1)
  Buildings connected(2)..................................       4,359            4,071
  Voice switches in operation.............................          23               19
  Access line equivalents.................................     376,742          220,587
  Access line equivalents per local switch(3).............      13,862            4,928
Enhanced data services:(1)
  Data switches in operation..............................         167              150
  Nodes in service(4).....................................      39,171           22,789
  NNI connections.........................................         728              433
Employees(1)..............................................       4,128            3,329

---------------

(1) Amounts reflected in the table are based upon information contained in the Company's operating records.
(2) Includes buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia.
(3) Calculated by dividing the number of on-switch access line equivalents by the number of switches providing local service.
(4) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.

  Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998:

     Revenue

     Total revenue increased 49.7% to $204.7 million for the first quarter of 1999 compared to $136.8 million for the same period in 1998. This increase was partially due to the acquisitions of the affiliated entities known as the Long Distance Savers group of companies (collectively, "LDS") at the end of the first quarter of 1998 and National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National") during the second quarter of 1998. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key services such as enhanced data and local service. The Company also expects continued demand created by customers in need of Year 2000 upgrades, which is a catalyst for new systems purchases, as well as a positive revenue impact resulting from the data agreements. The Company expects enhanced data and Internet services to be a core component of its growth in revenue.

     Local network services revenue increased 57.3% to $53.0 million for the first quarter of 1999 compared to $33.7 million for the same period in 1998. This increase was principally due to the acquisition of National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 156,155 from April 1, 1998 through the end of the first quarter of 1999. The additional access line equivalents were primarily on-switch, contributing to improved gross margins and allowing the Company to cross-sell additional services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a competitive local exchange carrier ("CLEC") in 37 states and the District of Columbia as of the end of the first quarter of 1999.

     Enhanced data services revenue increased 64.5% to $60.1 million for the first quarter of 1999 compared to $36.5 million for the same period in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM network as well as strong growth in Internet and web related services. As a result of the Company's integration of recent acquisitions, the Company has consolidated a portion of its data traffic over fewer frame relay switches for efficiency. Intermedia's data network expanded by 295 NNI connections, 16,382 new frame relay nodes, and 17 data switches since April 1, 1998. In addition, the Company experienced an increase in sales of frame relay services as a result of the Company's agreements with US West and Ameritech during this time. The Company also experienced increased sales in Internet and web hosting services due to improved revenue per customer and an increase in the number of web hosting servers on line since April 1, 1998.

     Interexchange services revenue increased 51.1% to $67.6 million for the first quarter of 1999 compared to $44.8 million for the same period in 1998. This increase resulted principally from the acquisitions of LDS at the end of the first quarter of 1998 and National during the second quarter of 1998. These increases were partially offset by the Company's decision during the second quarter of 1998 to exit the low margin wholesale long distance business.

     Integration services revenue increased 10.1% to $24.0 million for the first quarter of 1999 compared to $21.8 million for the same period in 1998. This increase was principally due to an increased demand for long term maintenance contracts and the installation and sale of telecommunications equipment as compared to the first quarter of 1998.

     Operating Expenses

     Total operating expenses increased 6.5% to $266.7 million for the first quarter of 1999 compared to $250.4 million for the same period in 1998. The 1998 operating expenses include a $63.0 million charge for in-process research and development that was recorded as a one time charge during the first quarter of 1998 in connection with the acquisition of Shared Technologies Fairchild Inc ("Shared"). The remaining net increase of $79.3 million resulted principally from the acquisitions of LDS at the end of the first quarter of 1998 and

National during the second quarter of 1998. The Company has also experienced increased support costs relating to the significant expansion of the Company's owned and leased networks and the increase in personnel to sustain and support the Company's growth. In addition, the Company incurred approximately $5.4 million of restructuring Program costs in the first quarter of 1999.

     Network expenses increased 31.3% to $93.9 million for the first quarter of 1999 compared to $71.5 million for the same period in 1998. The increase resulted principally from the acquisitions of LDS at the end of the first quarter of 1998 and National in the second quarter of 1998. The Company has also incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. These increases are partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. The Company has also benefited from several network agreements, including the Company's network agreement with Williams. Finally, the Company has focused its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time.

     Facilities administration and maintenance expenses increased 50.6% to $22.6 million for the first quarter of 1999 compared to $15.0 million for the same period in 1998. The increase was principally due to the acquisitions of LDS at the end of the first quarter of 1998 and National in the second quarter of 1998. The increase also resulted from support costs relating to the expansion of the Company's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. These increases were offset by administrative cost efficiencies that were realized from the Company's integrated business strategy. Facilities administration and maintenance expenses were also positively impacted by the Company's exit of the wholesale long distance business.

     Cost of goods sold increased 15.4% to $15.8 million for the first quarter of 1999 compared to $13.7 million for the same period in 1998. This increase was principally due to the increase in demand for telecommunications equipment.

     Selling, general and administrative expenses increased 23.7% to $57.3 million for the first quarter of 1999 compared to $46.3 million for the same period in 1998. The increase was principally due to the acquisitions of LDS at the end of the first quarter of 1998 and National in the second quarter of 1998, coupled with the Company's core growth strategy that required increases in sales and marketing efforts and other increased support costs. Specifically, sales and marketing increased approximately $5.5 million, management information services increased approximately $.5 million, customer operations and circuit design and provisioning increased approximately $3.0 million, and other general administrative costs to support the administrative departments and corporate development increased approximately $2.0 million. The increased employee base was directly related to the need to support the Company's data agreements and for the expansion in web hosting services facilities.

     Depreciation and amortization expenses increased 75.6% to $71.6 million for the first quarter of 1999 compared to $40.8 million for the same period in 1998. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since April 1, 1998 relating to ongoing network expansion (including the irrecoverable right of use acquired from Williams), and telecommunications equipment and intangibles purchased in connection with the acquisitions of LDS and National. Depreciation and amortization expense is expected to increase in future periods based on the Company's plans to continue expanding its network.

     The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

     Remaining development efforts for Shared projects include various phases of design, development, and testing. Anticipated completion dates for the in-process R&D projects will occur during the next nine months, after which time the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $1.0 million in 1999. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from this estimate will not occur. Management expects to continue development of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is a risk associated with the completion of the projects, and there is no assurance that any will meet with either technological or commercial success. Failure to complete the in-process R&D programs would result in the loss of the expected return inherent in the fair value allocation.

     Business restructuring and integration expense of approximately $5.4 million was recorded by the Company during the first quarter of 1999, which consists of costs related to businesses exited and integration and other restructuring costs. Such costs were comprised primarily of network integration, back office accounting integration and information systems integration costs and costs associated with positions scheduled to be eliminated by the second quarter of 1999. These costs represent incremental, redundant, or convergence costs that result directly from implementation of the Program but are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Additional incremental, redundant and convergence costs within this category of Program cost will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects to incur up to approximately $12.9 million of these costs over the remainder of the Program. In addition, the Company expects future cash outlays of up to approximately $17.3 million during the remainder of 1999.

     Interest Expense

     Interest expense increased 26.1% to $62.2 million for the first quarter of 1999 compared to $49.3 million for the same period in 1998. This increase primarily resulted from interest expense on approximately $1.2 billion of Senior Notes and Senior Subordinated Discount Notes issued from April 1, 1998 through the end of the first quarter of 1999. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $2.5 million for the three months ended March 31, 1999.

     Other Income

     Other income decreased 38.9% to $6.6 million for the first quarter of 1999 compared to $10.7 million for the same period in 1998. This decrease was primarily the result of interest earned on the comparatively higher level of average cash balances in the first quarter of 1998 as compared to the first quarter of 1999. The Company's high level of cash in the first quarter of 1998 was commensurate with the cash available for the Company's business acquisitions that occurred during the first and second quarters of 1998. The 9.5% Senior Notes and the 12.25% Senior Subordinated Discount Notes that were issued during the first quarter of 1999 earned approximately one month of interest income for the first quarter of 1999.

     Net Loss

     Net loss decreased 22.7% to $117.6 million for the first quarter of 1999 compared to $152.2 million for the same period in 1998. The decrease resulted from the absence of the $63.0 million charge for in-process research and development that was recorded as a one time charge during the first quarter of 1998 (discussed above), partially offset by increases in other costs (discussed above). In addition, the Company has realized improved operating margins as a result of the restructuring and integration program, improved product strategy, and reduced network costs due to the network agreements. The Company's "on-switch" sales strategy and focus on higher margin data and local products have also contributed to the improved overall gross margins for Intermedia. The Company has reduced network operations expense and selling, general and administrative expenses as a percentage of revenue as compared to the first quarter of 1998.

     Preferred Stock Dividends and Accretions

     Preferred stock dividends and accretions increased 20.9% to $22.5 million for the first quarter of 1999 compared to $18.6 million for the same period in 1998. The increase was due to the issuance of the Series F preferred stock in August 1998. In addition, the Company paid dividends on the increased outstanding shares in the form of Common Stock and preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

     EBITDA Before Certain Charges

     EBITDA before certain charges increased $24.9 million to $15.1 million for the first quarter of 1999 compared to $(9.8) million for the same period in 1998. The integration of recent acquisitions contributed to improved EBITDA before certain charges as a result of consolidating sales forces and introducing the Company's products into additional markets. The Company has made significant strides in restructuring its back-office and administrative functions and has integrated its information systems and resources. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the recent acquisitions. In addition, the Company has reduced network expenses and selling, general and administrative expenses as a percentage of revenue in the first quarter of 1999 as compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $127.8 million and $77.0 million for the three months ended March 31, 1999 and 1998, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, and (iv) continued expansion of data centers related to the development of the Company's web services.

     During the first quarter of 1998, the Company utilized approximately $782.2 million of its available cash to complete the acquisition of Shared and approximately $33.2 million of its available cash to complete the acquisition of LDS. In addition, the Company utilized approximately $64.5 million of its available cash to complete the acquisition of National in April 1998.

     The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five years. The Company expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

     As more fully disclosed in Note 3 to the Condensed Consolidated Financial Statements, the Company sold $300 million principal amount of 9.5% Senior Notes and $364 million principal amount of 12.25% Senior Subordinated Discount Notes in a private placement transaction on February 24, 1999. Net proceeds to the Company amounted to approximately $488.8 million from both issuances. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes, and can only be used to fund the cost of acquiring or constructing telecommunications related assets. The proceeds from the offering of the 12.25%

Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

     The Company believes its business plan to be funded through the first half of 2000. Depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in or by the Company and (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic investor, joint venture partner or acquisition target will be reached nor does management believe that any such transaction is necessary to successfully implement its strategic plans.

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

  Project and State of Readiness

     The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ("IT") and non-information technology ("Non-IT") and remediate as necessary the non-compliant components. This table represents management's best estimates with respect to the mission-critical and non-mission-critical systems as outlined below. The percentages indicate management's best estimate of completion as of March 31, 1999.

PHASE COMPLETION                                          IT     COMPLETION   NON-IT    COMPLETION
----------------                                          ---    ----------   ------    ----------
  I  Preliminary Activity...............................  100%    12/31/97     100%      12/31/97
 II  Problem Determination..............................  100%     9/30/98      80%       3/31/99
III  Plan Complete & Resources Committed................   90%    06/01/99      80%       6/01/99
 IV  Operational Sustainability.........................   70%     9/30/99      70%       9/30/99
  V  Fully Compliant....................................   70%     9/30/99      70%      11/30/99

     Due to the fact that it is not always necessary to complete one phase prior to beginning the next, some projects within a given phase have been started, while there may be outstanding tasks associated with prior phases. Priority is always placed on mission critical systems.

  Phase I Preliminary Activity

     This is a phase of awareness and education. The outcome of this phase was Intermedia's understanding of the criticality, risks, size and scope of its Year 2000 problem.

  Phase II Problem Determination

     In this phase the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of March 31, 1999, Phase II of the plan was 100% complete with respect to IT and 80% complete with respect to Non-IT. The Company expects this phase to be ongoing throughout the Year 2000 plan, as new systems are added and evaluated for compliance.

     Much of the network equipment is located outside of the Company's headquarters, and there can be no assurance that all mission critical equipment has been inventoried and assessed.

     Phase III Plan Complete & Resources Committed

     During Phase III, the Company designed a plan to make the necessary modifications to and/or replace the impacted software and hardware and committed approximately $19.0 million towards the execution of such a plan. While the Company believes it has substantially completed its plan for achieving Year 2000 compliance, the discovery of additional IT or Non-IT systems requiring remediation could adversely impact the current plan and the resources required to implement the plan.

     Phase IV Operational Sustainability

     The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure the equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has identified all mission critical IT or Non-IT systems. The Company will likely not test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of March 31, 1999, Phase IV of the plan was 70% complete for IT and Non-IT. The Company expects to complete Phase IV by September 30, 1999.

     Phase V Fully Compliant

     The Company plans to be fully compliant on mission-critical components no later than November 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by the third quarter of 1999, there are elements that will not be completed (Phase V) until the fourth quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of March 31, 1999, the Company estimates that its remediation efforts are approximately 70% complete overall.

     Intermedia is actively engaged in activities associated with Phase V with respect to its core information systems and those of its recently acquired subsidiaries as well as with respect to the associated hardware and network components. The Company believes that it has allocated adequate resources for this purpose and expects Phase V to be successfully completed on a timely basis. However, there can be no assurance that it will successfully implement all of the necessary upgrades or replacements in a timely manner. The Company presently believes that with modifications to existing software and conversions to new software and hardware, the Year 2000 issue will not pose significant operational problems for its systems or have any significant adverse impact on the Company's customers or business units. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 problems could have a material impact on the operations of the Company.

  Costs

     The five-phase plan encompasses enterprise-wide projects which include updating or replacing certain of the Company's core business systems. The Company has tracked Year 2000 costs on an enterprise-wide basis, segregating its internal and external costs and hardware and software costs. The internal costs are comprised of employee hours and external costs are comprised of outside consultant costs.

     The cost estimates presented below do not include system upgrades that would otherwise result as part of the Company's capital expenditure program associated with integrating acquired companies. The estimated costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.

     A summary of historical and estimated costs for the Year 2000 project are listed below (in millions):

                                                              EXTERNAL   INTERNAL
                                                              --------   --------
Historical to date..........................................   $ 8.2       $1.8
Estimated for 1999..........................................    11.6        2.0

                                                              SOFTWARE/HARDWARE
                                                              -----------------
Historical to date..........................................        $13.3
Estimated for 1999..........................................         14.4

  Risks and Contingency Plan

     While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The Company is currently seeking assurance from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently conducting interoperability tests to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and business partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

     If the Company cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical system failures, and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effects, although not quantifiable at this time, would be material.

     The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. The Company formed an Executive Steering Committee
(ESC), which is comprised of senior management of the Company. The first meeting of the ESC occurred during the first quarter 1999 to oversee and allocate additional resources, if required, for the final plans for year 2000 readiness.

     Having identified the mission-critical systems of the Company and its key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Business continuity plans are under development by the Company and will be ready for implementation by the fourth quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

     While all of the Company's long term debt bears fixed interest rates, the fair market value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's operations over the past 3 years.

     The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K report for the year ended December 31, 1998.

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

     As more fully discussed in the Company's 1998 Annual Report on Form 10-K, two purported class action complaints were filed against Intermedia, DIGEX, and the directors of DIGEX on June 20, 1997. These complaints alleged that the DIGEX Directors violated their fiduciary duties to the public stockholders of DIGEX by agreeing to vote in favor of the merger between DIGEX and a wholly owned subsidiary of Intermedia and that Intermedia knowingly aided and abetted such violation by offering to retain DIGEX management in their present positions and consenting to stock option grants to certain executive officers of DIGEX. In April 1999, the class action complaints were dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES

     On February 24, 1999, the Company sold $300 million principal amount of 9.5% Senior Notes and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes in a private placement transaction. Net proceeds to the Company amounted to approximately $488.8 million for both issuances. For additional information regarding the terms of 9.5% Senior Notes and 12.25% Senior Subordinated Discount Notes refer to Note 3 of the Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER                                  EXHIBIT
------                                  -------
  3.1     --  Restated Certificate of Incorporation of the Company,
              together with all amendments, thereto. Exhibit 3.1 to the
              Company's Registration Statement on Form S-4, filed with the
              SEC on June 16, 1998 (No. 333-46369) is incorporated herein by reference.
  4.1     --  Senior Note Indenture, dated as of February 24, 1999,
              between Intermedia and SunTrust Bank, Central Florida,
              National Association, as trustee. Exhibit 4.7 to
              Intermedia's Registration Statement on Form S-4 filed with the SEC on April 15, 1999 (No. 333-76363) is incorporated
              herein by reference.
  4.2     --  Senior Subordinated Note Indenture, dated as of February 24,
              1999 between Intermedia and SunTrust Bank, Central Florida,
              National Association, as trustee. Exhibit 4.8 to
              Intermedia's Registration Statement on Form S-4 filed with the SEC on April 15, 1999 (No. 333-76363) is incorporated
              herein by reference.

NUMBER                                  EXHIBIT
------                                  -------
  4.3     --  Senior Note Registration Rights Agreement, dated as of
              February 24, 1999, among Intermedia and the Initial
              Purchasers. Exhibit 4.9 to Intermedia's Registration
              Statement on Form S-4 filed with the SEC on April 15, 1999
              (No. 333-76363) is incorporated herein by reference.
  4.4     --  Senior Subordinated Note Registration Rights Agreement,
              dated as of February 24, 1999, among Intermedia and the
              Initial Purchasers. Exhibit 4.10 to Intermedia's
              Registration Statement on Form S-4 filed with the SEC on
              April 15, 1999 (No. 333-76363) is incorporated herein by
              reference.
 27.1     --  Financial Data Schedule (For SEC Use Only)

     (b) Reports on Form 8-K

     The following reports on Form 8-K of the Company were filed during the first quarter of 1999:

          The Company filed a Current Report on Form 8-K/A, dated February 1, 1999, reporting under Item 7 the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of March 31, 1998.

          The Company filed a Current Report on Form 8-K/A, dated February 1, 1999, reporting under Item 7 the Company's Unaudited Pro Forma Condensed Consolidated Financial Statements as of June 30, 1998 and December 31, 1997.

          The Company filed a Current Report on Form 8-K, dated February 9, 1999, reporting under Item 5 the commencement of a private offering of $500 million of ten-year notes, which was subsequently consummated and included the Company's 9.5% Senior Notes and 12.25% Senior Subordinated Notes. In addition, the Company reported its approval of a 1999 capital expenditure budget of approximately $480 million. The Company also reported its intent to cause its wholly-owned web hosting subsidiary, DIGEX, Incorporated, to offer to sell a portion of its capital stock to the public.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

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