Form 10-Q
period 1999-06-30
INTERMEDIA COMMUNICATIONS INC
filed 1999-08-16
CIK 885067

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20135

INTERMEDIA COMMUNICATIONS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		59-2913586 (I.R.S. Employer Identification Number)

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

Yes [X]      No [  ]

As of August 6, 1999, there were 50,765,151 shares of the
Registrant's Common Stock outstanding.

INTERMEDIA COMMUNICATIONS INC.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERMEDIA COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share information)

	Three Months Ended		Six Months Ended

	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998

Revenues:
Local network services	$ 55,475	$ 38,193	$ 108,457	$ 71,869
Enhanced data services	66,675	42,668	126,768	79,205
Interexchange services	64,329	82,747	131,942	127,498
Integration services	31,410	26,622	55,444	48,443

	217,889	190,230	422,611	327,015

Expenses:
Network operations	93,996	88,015	187,904	159,557
Facilities administration and maintenance	23,171	18,536	45,807	33,568
Cost of goods sold	19,501	17,218	35,305	30,909
Selling, general and administrative	71,102	56,402	128,416	102,747
Depreciation and amortization	74,130	50,215	145,741	90,991
Charge-off of purchased in-process R&D	-	-	-	63,000
Business restructuring, integration and other charges	3,439	50,081	8,838	50,081

	285,339	280,467	552,011	530,853

Loss from operations	(67,450)	(90,237)	(129,400)	(203,838)

Other income (expense):
Interest expense	(69,224)	(47,858)	(131,402)	(97,159)
Other income	13,749	6,040	20,307	16,770

Net loss	(122,925)	(132,055)	(240,495)	(284,227)
Preferred stock dividends and accretions	(22,965)	(18,876)	(45,448)	(37,471)

Net loss attributable to common stockholders	$ (145,890)	$ (150,931)	$ (285,943)	$ (321,698)

Basic and diluted loss per common share:
Net loss per common share	$ (2.92)	$ (3.49)	$ (5.76)	(8.17)

Weighted average number of shares outstanding - basic and diluted	50,009,473	43,300,889	49,682,966	39,373,704

See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share information)

	June 30, 1999	December 31, 1998
Assets
Current assets:
Cash and cash equivalents	$ 467,866	$ 387,615
Restricted investments	8,553	7,930
Accounts receivable, less allowance for
doubtful accounts of $23,426 in 1999 and $22,229 in 1998	222,404	178,519
Prepaid expenses and other current assets	34,963	27,272

Total current assets	733,786	601,336
Telecommunications equipment, net	1,505,745	1,371,583
Intangible assets, net	984,753	1,022,556
Other assets	66,940	53,544

Total assets	$ 3,291,224	$3,049,019

Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 79,230	$ 102,905
Other accrued expenses	73,369	82,088
Current portion of long-term debt and capital lease obligations	30,982	21,880

Total current liabilities	183,581	206,873
Long-term debt and capital lease obligations	2,853,274	2,350,506
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized; 397,890 and 381,900 issued and outstanding
in 1999 and 1998, respectively	398,384	371,678
Series D junior convertible preferred stock and accrued dividends, $1.00 par
value; 69,000 shares authorized; 54,129 issued and outstanding in 1999 and 1998	133,973	133,686
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
87,500 shares authorized; 64,892 shares issued and outstanding in 1999 and 1998	160,445	160,086
Series F junior convertible preferred stock and accrued dividends, $1.00 par value; 92,000 shares authorized; 80,000 shares issued and outstanding in 1999
and 1998	196,380	196,838
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; 1,111,500 authorized in 1999 and 1998,
no shares issued	-	-
Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
shares issued	-	-
Common stock, $.01 par value; 150,000,000 shares authorized in 1999 and 1998; 50,159,287 and 48,648,993 shares issued and outstanding
in 1999 and 1998, respectively	502	486
Additional paid-in capital	609,068	587,413
Accumulated deficit	(1,239,522)	(953,579)
Deferred compensation	(4,861)	(4,968)

Total stockholders' deficit	(634,813)	(370,648)

Total liabilities, redeemable preferred stock and stockholders' deficit	$ 3,291,224	$3,049,019

See accompanying notes.

INTERMEDIA COMMUNICATIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended

	June 30, 1999	June 30, 1998

Operating activities
Net loss	$(240,495)	$(284,227)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	148,090	93,003
Amortization of deferred compensation	107	810
Non cash restructuring charges	-	11,883
Accretion of interest on notes payable	50,362	37,004
Accretion of interest on capital lease	-	3,898
Imputed interest related to business acquisitions	-	6,164
Charge-off of purchased in-process R&D	-	63,000
Provision for doubtful accounts	10,259	6,884
Changes in operating assets and liabilities:
Accounts receivable	(59,423)	(27,908)
Prepaid expenses and other current assets	(7,691)	(4,058)
Other assets	207	(1,293)
Accounts payable	(23,675)	(4,612)
Other accrued expenses	(8,719)	36,034

Net cash used in operating activities	(130,978)	(63,418)

Investing activities
Purchases of restricted investments	(623)	(677)
Purchase of businesses, net of cash acquired	-	(463,817)
Purchases of telecommunications equipment	(271,836)	(198,798)

Net cash used in investing activities	(272,459)	(663,292)

Financing activities
Proceeds from issuance of long-term debt,
net of issuance costs	487,287	537,303
Proceeds from issuance of note payable	4,360	-
Exercise of common stock warrants and options	5,209	5,798
Principal payments on long-term debt and capital lease obligations	(13,168)	(4,111)

Net cash provided by financing activities	483,688	538,990

Increase (decrease) in cash and cash equivalents	80,251	(187,720)

Cash and cash equivalents at beginning of period	387,615	756,923

Cash and cash equivalents at end of period	$467,866	$569,203

Supplemental disclosures of cash flow information
Interest paid	$ 72,094	$ 15,173
Amendment to capital lease obligation	(28,743)	-
Preferred stock issued as dividends on preferred stock	26,213	22,954
Common stock issued as dividends on preferred stock	17,479	12,493
Accretion of preferred stock	1,797	1,466
Common stock issued in purchase of business	-	225,925
Assets purchased under capital lease obligations	-	422,051

See accompanying notes.

INTERMEDIA COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation  S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. ("Intermedia" or the " Company") for the year ended December 31, 1998.

      Operating results for the three and six month periods ended June 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999.

Note 2.  Business Restructuring and Integration Program

     As more fully described in the Company's 1998 Annual Report on Form 10-K, during the second quarter of 1998, management committed to and commenced implementation of a restructuring program (the " Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one integrated communications provider ("ICP"). The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimated by management to result in approximately $10.7 million of savings in operating costs per quarter. The Company will realize these savings as various Program activities are completed.

     The following table sets forth the significant components and activity in the restructuring program reserve since the inception of the Program (in millions):

Activity	Employee Termination Benefits (vii)	Contract Terminations	Asset Impairments	Other Business Integration Costs	Total

Network integration(i)	$ —	$ 0.9	$ —	$ —	$ 0.9
Sales force consolidation and branding(ii)	0.4	—	—	—	0.4
Consolidation of financial functions(iii)	0.9	—	—	—	0.9
Information systems integration(iv)	0.7	—	—	—	0.7
Campus consolidation(v)	—	2.3	—	—	2.3
Exiting non-core businesses(vi)	0.6	11.5	13.4	1.6	27.1

Total provisions recorded during the quarter ended June 30, 1998	2.6	14.7	13.4	1.6	32.3
Payments and other adjustments during year ended December 31, 1998	1.4	11.7	13.3	0.4	26.8

Balance in accrual at December 31, 1998	1.2	3.0	0.1	1.2	5.5
Payments and other adjustments during six months ended June 30, 1999	0.5	—	—	—	0.5

Balance in accrual at June 30, 1999	$ 0.7	$ 3.0	$ 0.1	$ 1.2	$ 5.0

INTERMEDIA COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

  (vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. (WorldCom) ($10.1 million) and lease termination payments. On September 30, 1998, the Company amended its agreement with WorldCom to provide the Company with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, the Company exercised its option and, in connection therewith, paid $3.3 million to WorldCom. As a result, restructuring charges were reduced by $10.1 million during the third quarter of 1998. The option payment of $3.3 million was recorded in October 1998 as a deferred charge and is being amortized into operations over the remaining period of the contract. Asset impairments relate to $9.2 million of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. However, no determination to write off these assets has been made to date. In addition, this category also includes $2.8 million related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $0.4 million as of June 30, 1998. The fair value estimate was based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2.8 million was recognized in connection with the Company's decision to outsource these services and to dispose of these assets. The estimated remaining life of the assets of six months correlated to the time required to migrate the business to the third party provider. The revenue generated from operations that the Company has exited amounted to $4.7 million and $17.0 million for the three and six months ended June 30, 1998, respectively. No revenue was generated in 1999 from operations exited by the Company.

(vii) The total number of employees affected by the restructuring program was approximately 280. The terminated employees were notified that their termination was involuntary and of their associated benefit arrangements, prior to the date of the June 30, 1998 financial statements.

     As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred since the inception of the Program. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

INTERMEDIA COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

     The following table summarizes total Program costs and sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the three and six months ended June 30, 1999 and 1998 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	1999	1998	1999	1998
Business restructuring charges
Employee termination benefits (A)	$ --	$ 2.6	$ --	$ 2.6
Contract terminations (A)	--	14.7	--	14.7
Other charges
Asset impairments (A)	--	13.4	--	13.4
Legal costs (A)	--	1.6	--	1.6

Total provision recorded	--	32.3	--	32.3
Integration costs
Network integration (B)	1.8	12.4	4.6	12.4
Department and employee realignment (C)	0.2	0.8	0.7	0.8
Functional re-engineering (D)	1.0	0.8	2.4	0.8
Other (E)	0.4	3.8	1.1	3.8

Total integration costs	3.4	17.8	8.8	17.8

	$ 3.4	$ 50.1	$ 8.8	$ 50.1

(A)  See prior table for components of cost.
(B)  Consists primarily of redundant network expense and amortization of a canceled contract for switched services, with some employee severance costs.
(C)  Consists of branding, employee severance, training, relocation expenses, and contract termination costs.
(D)  Consists primarily of consultant costs and employee severance costs.
(E)  Consists primarily of professional fees and employee severance costs.

Note 3. Long-Term Debt

     On February 24, 1999, the Company sold $300 million principal amount of 9.5% Senior Notes due 2009 (the "9.5% Senior Notes") and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes due 2009 (the "12.25% Senior Subordinated Discount Notes") in a private placement transaction. Net proceeds to the Company amounted to approximately $488.5 million from both issuances.

     Cash interest on the 9.5% Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 1999. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes and can only be used to fund up to 80% of the cost of acquiring or constructing telecommunications related assets. The 9.5% Senior Notes are redeemable at the option of the Company at any time at various prices as set forth in the indenture governing the 9.5% Senior Notes. The 9.5% Senior Notes rank on par with all of the other outstanding senior indebtedness of the Company.

     The 12.25% Senior Subordinated Discount Notes will accrete in value through March 1, 2004 at a fixed annual rate of 12.25%, compounded every six months. After March 1, 2004, the 12.25% Senior Subordinated Discount Notes will accrue interest at an annual rate of 12.25%, payable in cash every six months on March 1 and September 1, commencing September 1, 2004. The proceeds from the offering of the 12.25% Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the costs of acquiring or constructing telecommunications related assets. The 12.25% Senior Subordinated Discount Notes will be redeemable at the option of the Company at any time at various prices as set forth in the indenture governing the 12.25% Senior Subordinated Discount Notes.

INTERMEDIA COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4. Earnings Per Share

     The following table sets forth the computation of basic and diluted loss per share of common stock (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	1999	1998	1999	1998

Numerator:
Net loss	$ (122,925)	$ (132,055)	$ (240,495)	$ (284,227)
Preferred stock dividends and accretions	(22,965)	(18,876)	(45,448)	(37,471)

Numerator for basic loss per share - loss attributable to common stockholders	(145,890)	(150,931)	(285,943)	(321,698)
Effect of dilutive securities	-	-	-	-

Numerator for diluted loss per share - income attributable to common stockholders after assumed conversions	$ (145,890)	$ (150,931)	$ (285,943)	$ (321,698)
Denominator:
Denominator for basic loss per share -
weighted-average shares	50,009,473	43,300,889	49,682,966	39,373,704
Effect of dilutive securities	-	-	-	-

Denominator for diluted loss per share - adjusted weighted-average shares	50,009,473	43,300,889	49,682,966	39,373,704

Basic loss per share of common stock	$ (2.92)	$ (3.49)	$ (5.76)	$ (8.17)

Diluted loss per share of common stock	$ (2.92)	$ (3.49)	$ (5.76)	$ (8.17)

      Unexercised options to purchase 7,859,598 and 6,327,258 shares of common stock as of June 30, 1999 and 1998, respectively, and outstanding convertible preferred stock, convertible into 17,076,495 and 15,483,745 shares of common stock as of June 30, 1999 and 1998, respectively, were not included in the computations of diluted loss per share because assumed exercise/conversion would be anti-dilutive.

Note 5. Contingencies

     The Company is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic of Internet service providers ("ISPs") in each state. During 1997 and 1998, the Company recognized revenue from these ILECs of approximately $46.0 million for these services. During the first half of 1999, the Company recognized approximately $37.1 million in revenue for these services.

INTERMEDIA COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

     The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, fully subject to mutual compensation, pursuant to the terms of the Company's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. A number of ILECs have refused to pay these reciprocal compensation amounts in whole or in part, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of June 30, 1999, provisions have not been considered necessary by management.

      Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. As of December 31, 1998, 31 state commissions had issued final orders finding that ILECs must pay mutual compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, and no state commission had ruled to the contrary. A February 25, 1999 decision by the FCC generated some uncertainties about mutual compensation. The FCC's order declared that ISP-bound traffic is predominantly "interstate" traffic that is subject to federal jurisdiction. Subsequent to the FCC's February 25 order, 12 states have reaffirmed prior determinations that ILECs are required to compensate CLECs for terminating ISP-bound traffic, and 4 additional states have, for the first time, issued affirmative decisions that such payments are required. An exception to this pattern has occurred in three states that have either re-opened the mutual compensation issue for further proceedings on the merits, deferred a decision pending completion of further FCC proceedings or, in one case, rendered a decision adverse to mutual compensation on grounds uniquely applicable to one agreement and those parties to the agreement.

     Most current interconnection agreements - including Intermedia's agreements with BellSouth - provide that compensation is owed for the termination of "local" traffic, and the FCC's order established that, for purposes of determining jurisdiction, dial-up calls to ISPs are not local. As a result, many ILECs asked state commissions to overturn their earlier decisions calling for payment of compensation for this traffic. However, while the FCC's order did find that most ISP-bound traffic is jurisdictionally interstate, the FCC went on to clarify that this jurisdictional determination does not preclude parties from including ISP-bound traffic within the scope of the reciprocal compensation provisions included in their interconnection agreements. Management is pursuing this matter vigorously and believes the ILECs will ultimately pay all amounts in full.

Note 6.  Subsequent Event

     On August 4, 1999, the Company's web hosting subsidiary, Digex, Incorporated ("Digex") sold 11.5 million shares of Class A common stock in an initial public offering. The shares sold represent approximately 18.7% of the aggregate number of shares of Class A common stock and Class B common stock outstanding. The Company retains a 97.8% voting interest in Digex. The gross proceeds from the offering were $195.5 million. The proceeds, net of commissions and other costs, will be used to purchase telecommunications related assets. The Company may take other actions in the future which would further decrease its ownership interest.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission.

Overview

      Intermedia has experienced substantial revenue growth since its inception in 1986. Building from its original base in Florida, Intermedia now provides integrated telecommunications services nationally with a focus on customers who have a substantial presence in the eastern United States. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and substantially increased its customer base.

      Intermedia's customers include a broad range of business and government end users and, to a lesser extent, Internet service providers ("ISPs") and other carriers. The Company delivers local network services, including local exchange service, primarily through Company owned local and long distance switches and over a Company owned or leased digital transport network. The Company offers enhanced data services to its customers on an extensive inter-city network that connects its customers, either through its own network or through other carriers, to locations throughout the country and internationally. Through its 793 network to network interfaces ("NNIs") and 173 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. The Company's nationwide interexchange network carries both its data traffic and its voice network traffic.

     The Company is also party to various agreements with companies within the telecommunications industry. These agreements are part of the Company's ICP strategy and allow the Company to economically expand its product offerings into new markets. On April 27, 1999, the Company announced that it has entered into strategic alliances with two DSL (digital subscriber line) companies, NorthPoint Communications and Rhythms NetConnection Inc. These agreements will allow the Company to purchase DSL transport to provide additional telecommunications services such as high speed internet access, local and long distance services, and frame relay to Intermedia's small and medium sized customers. Intermedia has implemented DSL technology using its own network facilities for its shared-tenant services (Comactiv) buildings to provide greater bandwidth for data, voice, and internet access. The NorthPoint and Rhythms alliances will enable the Company to increase its existing market coverage for its DSL services. On August 4, 1999, the Company announced that it has entered into an agreement to provide frame relay services to Bell Atlantic's out-of-region customers. The Company believes this arrangement will offer customers a single point of contact for sales and customer care and will enable the Company to benefit from Bell Atlantic's customer relationships and distribution abilities and thereby sell additional frame relay services.

     In the second quarter of 1999, the Company expanded its Unified Voice (UV.net) service, which provides integrated local, long distance and high-speed Internet access, to 23 cities. While the Company has offered bundled services in the past, UV.net is now offered on a more economical basis in order to successfully market to small and medium-sized businesses. During the remainder of 1999, the Company expects continued demand created by customers in need of Year 2000 upgrades, which is a catalyst for new systems purchases, as well as a positive revenue impact from the strategic partnership data agreements.

Plan of Operation

     For the remainder of 1999, the Company believes its revenue growth will be generated primarily from its enhanced data, including Internet, local exchange and integration services. Based on the Company's analysis of Federal Communications Commission market data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services will exceed $100.0 billion in 1999 within its service territory.

     In order to develop its business more rapidly and efficiently utilizing its capital resources, the Company plans to use the existing fiber optic infrastructure of other providers, in addition to using its own existing networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a packet/cell switched network (a network architecture which efficiently combines multiple data and voice protocols over a single network fabric). While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenue with lower incremental costs. For example, selling additional services, such as local exchange services, to existing or new customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of Intermedia's network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of this operating leverage inherent in its networks.

  Results of Operations

       The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

	Three Months Ended June 30		Six Months Ended June 30

	1999	1998	1999	1998

Revenues:
Local network services	25.5%	20.1%	25.7%	22.0%
Enhanced data services	30.6	22.4	30.0	24.2
Interexchange services	29.5	43.5	31.2	39.0
Integration services	14.4	14.0	13.1	14.8

	100.0	100.0	100.0	100.0
Expenses:
Network operations	43.1	46.3	44.5	48.8
Facilities administration and maintenance	10.6	9.7	10.8	10.3
Cost of goods sold	9.0	9.1	8.4	9.5
Selling, general and administrative	32.6	29.6	30.4	31.4
Depreciation and amortization	39.1	26.4	34.5	27.8
Charge-off of purchased in-process R&D	—	—	—	19.3
Business restructuring, integration and other charges	1.6	26.3	2.0	15.3

Loss from operations	(31.0)	(47.4)	(30.6)	(62.3)
Other income (expense):
Interest expense	(31.8)	(25.2)	(31.0)	(29.7)
Other income	6.3	3.2	4.7	5.1

Net loss	(56.4)	(69.4)	(56.9)	(86.9)
Preferred stock dividends and accretions	(10.6)	(9.9)	(10.8)	(11.5)

Net loss attributable to common stockholders	(67.0)%	(79.3)%	(67.7)%	(98.4)%

    The following table sets forth other statistical data derived from the Company's operating records:

	June 30, 1999	June 30, 1998
Transport, Local and Long Distance Services: (1)
Buildings connected (2)	4,374	4,309
Voice switches in operation	25	21
Access line equivalents	407,675	280,144
Access line equivalents per local switch (3)	14,315	6,180

Enhanced Data Services: (1)
Data switches in operation	173	153
Nodes in service (4)	42,741	27,123
NNI connections	793	553

Employees	4,252	3,597

1)	Amounts reflected in the table are based upon information contained in the Company's operating records.
2)	Includes buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia.
3)	Calculated by dividing the number of on-switch access line equivalents by the number of switches providing local service.
4)	Amount represents an individual point of origination and termination of data served by the Company's enhanced network.

  Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998:

  Revenue

       Total revenue increased 14.5% to $217.9 million for the second quarter of 1999 compared to $190.2 million for the same period in 1998. The Company has continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key services such as enhanced data, including Internet, local exchange and integration services. The Company expects enhanced data, including Internet, local exchange and integration services to be the core components of its growth in revenue.

       Local network services revenue increased 45.2% to $55.5 million for the second quarter of 1999 compared to $38.2 million for the same period in 1998. This increase was principally due to the Company's continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 127,531 from July 1, 1998 through the end of the second quarter of 1999. The additional access line equivalents were primarily on-switch, contributing to improved gross margins and allowing the Company to cross-sell additional services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a competitive local exchange carrier ("CLEC") in 38 states and the District of Columbia as of the end of the second quarter of 1999.

       Enhanced data services revenue increased 56.3% to $66.7 million for the second quarter of 1999 compared to $42.7 million for the same period in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM network as well as strong growth in Internet and web related services. As a result of the Company's integration of acquired businesses, the Company has consolidated a portion of its data traffic over fewer frame relay switches for efficiency. Intermedia's data network expanded by 240 NNI connections, 15,618 new frame relay nodes, and 20 data switches since July 1, 1998. In addition, the Company experienced an increase in sales of frame relay services as a result of the Company's agreements with US West and Ameritech. The Company also experienced increased sales in Internet and web hosting services due to an increase in sales of additional services to the existing customer base and an increase of 737 web hosting servers on line since July 1, 1998.

         Interexchange services revenue decreased 22.3% to $64.3 million for the second quarter of 1999 compared to $82.7 million for the same period in 1998. This decrease resulted from the Company's decision during the second quarter of 1998 to exit the low margin wholesale long distance business as well as per minute pricing declines, consistent with industry trends.

         Integration services revenue increased 18% to $31.4 million for the second quarter of 1999 compared to $26.6 million for the same period in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment as compared to the second quarter of 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

  Operating Expenses

        Total operating expenses increased 1.7% to $285.3 million for the second quarters of 1999 and 1998. Total operating expenses decreased to 131.0% of revenue for the second quarter of 1999 compared to 147.4% of revenue for the same period in 1998. This decrease in operating expenses as a percentage of revenue resulted principally from the decrease in business restructuring and integration expenses to $3.4 million for the second quarter of 1999 compared to $50.1 million for the same period in 1998. This decrease was offset by increases, as a percentage of revenue, in selling, general and administrative expenses due to required additions for support personnel as well as increases in depreciation charges as a result of the Company's telecommunications equipment additions.

       Network expenses increased 6.8% to $94.0 million for the second quarter of 1999 compared to $88.0 million for the same period in 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. These increases are partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. In addition, the Company has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

        Facilities administration and maintenance expenses increased 25% to $23.2 million for the second quarter of 1999 compared to $18.5 million for the same period in 1998. The increase resulted from support costs related to the expansion of the Company's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. These increases were partially offset by administrative cost efficiencies and synergies that were realized from implementation of the restructuring and integration program including integration of the Company's acquired businesses. Facilities administration and maintenance expenses were also positively impacted by the Company's exit of the wholesale long distance business in 1998.

       Cost of goods sold increased 13.3% to $19.5 million for the second quarter of 1999 compared to $17.2 million for the same period in 1998. This increase was principally due to the increase in demand for telecommunications equipment resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

       Selling, general and administrative expenses increased 26.1% to $71.1 million for the second quarter of 1999 compared to $56.4 million for the same period in 1998. The Company's core growth strategy required increases in sales and marketing efforts and other support costs. The increase was also due to a substantial increase in the number of employees required to support the Company's web hosting business. The Company's sales and marketing related expenses increased approximately $8.7 million, customer operations and circuit design and provisioning increased approximately $5.1 million, and other general administrative costs to support the administrative departments, management information systems and corporate development increased approximately $0.9 million.

        Depreciation and amortization expenses increased 37% to $68.8 million for the second quarter of 1999 compared to $50.2 million for the same period in 1998. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 1998 as a result of ongoing network expansion. Depreciation and amortization expense is expected to increase in future periods based on the Company's plans to continue expanding its network and facilities, including its web hosting facilities on the East and West Coasts.

       Business restructuring and integration expense of approximately $3.4 million was recorded by the Company during the second quarter of 1999 compared to $50.1 million during the same period in 1998. During the second quarter of 1998, such costs include a one-time charge of $18.7 million comprised primarily of network integration, back office accounting integration and information systems integration costs and costs associated with positions eliminated as a result of the Program. Additional costs of $3.4 million and $31.4 million during the second quarter of 1999 and 1998, respectively, represent incremental, redundant, or convergence costs that result directly from implementation of the Program but which are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Additional incremental, redundant and convergence costs within this category of Program costs will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects to incur up to approximately $9.8 million of these costs over the remainder of the Program. The Company expects future cash outlays for the Program of up to approximately $14.8 million during the remainder of 1999.

  Interest Expense

       Interest expense increased 44.6% to $69.2 million for the second quarter of 1999 compared to $47.9 million for the same period in 1998. This increase primarily resulted from interest expense on approximately $300.0 million principal amount of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes issued in February 1999. In addition, the increase partially resulted from increased interest expense on $500.0 million principal amount of 8.6% Senior Notes due 2008 (the "8.6% Senior Notes") issued in May 1998. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $2.7 million for the three months ended June 30, 1999.

  Other Income

       Other income increased 127.6% to $13.7 million for the second quarter of 1999 compared to $6.0 million for the same period in 1998. This increase was primarily the result of interest earned on the comparatively higher level of average cash balances in the second quarter of 1999 as compared to the second quarter of 1998. In addition, customer finance charges increased in the second quarter of 1999 compared to the same period in 1998.

  Net Loss

       Net loss decreased 6.9% to $(122.9) million for the second quarter of 1999 compared to $(132.1) million for the same period in 1998. Factors contributing to the decrease in the Company's net loss are described above.

  Preferred Stock Dividends and Accretions

        Preferred stock dividends and accretions increased 21.7% to $23.0 million for the second quarter of 1999 compared to $18.9 million for the same period in 1998. The increase was due to dividend payments on the Series F preferred stock issued in August 1998.

  EBITDA Before Certain Charges

       EBITDA before certain charges, as defined below, remained constant at $10.1 million for the second quarters of 1999 and 1998. Gross margin, inclusive of network expenses, facilities administration and maintenance and cost of good sold, increased to $81.2 million for the second quarter of 1999 compared to $66.5 million for the same period in 1998 as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks, in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products. Fully offsetting the favorable increase in gross margin was a $14.7 million increase in selling, general and administrative expenses. The Company has made significant strides in restructuring its back-office and administrative functions and has substantially integrated its information systems and resources. In addition, the business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the acquired businesses. However, the Company's core growth strategy and accelerated growth in its web hosting business required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses.

        EBITDA before certain charges consists of earnings (net loss)  before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process research and development ("R&D"), and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

  Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

  Revenue

       Total revenue increased 29.2% to $422.6 million for the six months ended June 30, 1999 compared to $327.0 million for the same period in 1998. This increase was partially due to the acquisitions of the affiliated entities known as the Long Distance Savers group of companies (collectively, "LDS") on March 31, 1998 and National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National") on April 30, 1998. The operating results of LDS and National are included in the Company's consolidated financial statements commencing April 1, 1998. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key services such as enhanced data, including Internet, local exchange and integration services. The Company expects enhanced data, including Internet, local exchange and integration services to be the core components of its growth in revenue.

       Local network services revenue increased 50.9% to $108.5 million for the six months ended June 30, 1999 compared to $71.9 million for the same period in 1998. This increase was partially due to the acquisition of National on April 30, 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 127,531 from July 1, 1998 through the end of the second quarter of 1999. The additional access line equivalents were primarily on-switch, contributing to improved gross margins and allowing the Company to cross-sell additional services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a competitive local exchange carrier ("CLEC") in 38 states and the District of Columbia as of the end of the second quarter of 1999.

       Enhanced data services revenue increased 60.1% to $126.8 million for the six months ended June 30, 1999 compared to $79.2 million for the same period in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM network as well as strong growth in Internet and web related services. As a result of the Company's integration of acquired businesses, the Company has consolidated a portion of its data traffic over fewer frame relay switches for efficiency. Intermedia's data network expanded by 240 NNI connections, 15,618 new frame relay nodes, and 20 data switches since July 1, 1998. In addition, the Company experienced an increase in sales of frame relay services as a result of the Company's agreements with US West and Ameritech. The Company also experienced increased sales in Internet and web hosting services due to an increase in sales of additional services to the existing customer base and an increase of 737 web hosting servers on line since July 1, 1998.

        Interexchange services revenue increased 3.5% to $131.9 million for the six months ended June 30, 1999 compared to $127.5 million for the same period in 1998. The increase resulted from the acquisitions of LDS and National on March 31, 1998 and April 30, 1998, respectively. This increase was partially offset by the Company's decision during the second quarter of 1998 to exit the low margin wholesale long distance business as well as per minute pricing declines, consistent with industry trends.

        Integration services revenue increased 14.5% to $55.4 million for the six months ended June 30, 1999 compared to $48.4 million for the same period in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment as compared to the second quarter of 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

  Operating Expenses

       Total operating expenses increased 4.0% to $552.0 million for the six months ended June 30, 1999 compared to $530.9 million for the same period in 1998. Total operating expense decreased to 130.6% of revenue for the six months ended June 30, 1999 compared to 162.3% of revenue for the same period in 1998. The 1998 operating expenses include a $63.0 million charge for in-process research and development in connection with the acquisition of Shared Technologies Fairchild Inc. ("Shared"). In addition, business restructuring and integration expenses (discussed below) decreased to $8.8 million for the six months ended June 30, 1999 compared to $50.1 million for the same period in 1998. These decreases were offset by increases in other operating expenses including increased support costs relating to the significant expansion of the Company's owned and leased networks and the increase in personnel to sustain and support the Company's growth, primarily related to its web hosting business.

       Network expenses increased 17.8% to $187.9 million for the six months ended June 30, 1999 compared to $159.6 million for the same period in 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service, enhanced data service, and interexchange service revenues. These increases are partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. The Company has also benefited from several network agreements, including the Company's network agreement with Williams. The Williams agreement, executed in March 1998, positively impacted network expenses by eliminating certain backbone network costs that were previously accounted for as an operating lease. Finally, the Company has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

        Facilities administration and maintenance expenses increased 36.5% to $45.8 million for the six months ended June 30, 1999 compared to $33.6 million for the same period in 1998. The increase resulted from support costs related to the expansion of the Company's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. These increases were partially offset by administrative cost efficiencies and synergies that were realized from implementation of the restructuring and integration program including integration of the Company's acquired businesses. Facilities administration and maintenance expenses were also positively impacted by the Company's exit of the wholesale long distance business in 1998.

       Cost of goods sold increased 14.2% to $35.3 million for the six months ended June 30, 1999 compared to $30.9 million for the same period in 1998. This increase was principally due to the increase in demand for telecommunications equipment resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

       Selling, general and administrative expenses increased 25.0% to $128.4 million for the six months ended June 30, 1999 compared to $102.7 million for the same period in 1998. The Company's core growth strategy required increases in sales and marketing efforts and other support costs. The increase was also due to a substantial increase in the number of employees required to support the Company's web hosting business. The Company's sales and marketing related expenses increased approximately $12.5 million, customer operations and circuit design and provisioning increased approximately $6.3 million, and other general administrative costs to support the administrative departments, management information systems and corporate development increased approximately $6.9 million.

        Depreciation and amortization expenses increased 60.2% to $145.7 million for the six months ended June 30, 1999 compared to $91.0 million for the same period in 1998. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 1998 as a result of ongoing network expansion (including the irrevocable right of use acquired from Williams). Depreciation and amortization expense is expected to increase in future periods based on the Company's plans to continue expanding its network and facilities, including its web hosting facilities on the East and West Coasts.

       The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R &D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs and, an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform, which will enable Shared to provision new data services.

        Remaining development efforts for these in-process R & D projects include various phases of design, development, and testing. Anticipated completion dates for the in-process R&D projects will occur during the next six months, after which time the Company expects to begin generating economic benefits from the technologies. Expenditures to complete these projects are expected to total approximately $1.4 million in 1999.

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

       Business restructuring and integration expense of approximately $8.8 million was recorded by the Company during the six months ended June 30, 1999 compared to $50.1 million during the same period in 1998. During the six months ended June 30, 1998, such charges include a one-time charge of $18.7 million comprised primarily of network integration, back office accounting integration and information systems integration costs and costs associated with positions scheduled to be eliminated as a result of the Program. Additional costs of $3.4 million and $31.4 million during the six months ended June 30, 1999 and 1998, respectively, represent incremental, redundant, or convergence costs that result directly from implementation of the Program but which are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Additional incremental, redundant and convergence costs within this category of Program costs will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects to incur up to approximately $9.8 million of these costs over the remainder of the Program. The Company expects future cash outlays of up to approximately $14.8 million during the remainder of 1999.

  Interest Expense

       Interest expense increased 35.2% to $131.4 million for the six months ended June 30, 1999 compared to $97.2 million for the same period in 1998. This increase primarily resulted from interest expense on approximately $300.0 million principal amount at maturity of 9.5% Senior Notes and $364.0 million principal amount of 12.25% Senior Subordinated Discount Notes issued in February 1999. In addition, the increase partially resulted from increased interest expense on $500.0 million principal amount of 8.6% Senior Notes issued in May 1998. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $5.3 million for the six months ended June 30, 1999.

  Other Income

       Other income increased 21.1% to $20.3 million for the six months ended June 30, 1999 compared to $16.8 million for the same period in 1998. This increase was the result of interest earned on the comparatively higher level of average cash balances for the six months ended June 30, 1999 as compared to the same period in 1998. In addition, customer finance charges increased during the six months ended June 30, 1999 compared to the same period in 1998.

  Net Loss

       Net loss decreased 15.4% to $(240.5) million for the six months ended June 30,1999 compared to $(284.2) million for the same period in 1998. Factors contributing to the decrease in the Company's net loss are described above.

  Preferred Stock Dividends and Accretions

        Preferred stock dividends and accretions increased 21.3% to $45.4 million for the six months ended June 30, 1999 compared to $37.5 million for the same period in 1998. The increase was due to dividend payments on the Series F preferred stock issued in August 1998.

  EBITDA Before Certain Charges

         EBITDA before certain charges, as defined below, increased $25.0 million to $25.2 million for the six months ended June 30, 1999 compared to $0.2 million for the same period in 1998. The integration of recent acquisitions contributed to improved EBITDA before certain charges as a result of consolidating sales forces and introducing the Company's products into additional markets. Gross margin, inclusive of network expenses, facilities administration and maintenance expenses and cost of goods sold, increased to $153.6 million for the six months ended June 30, 1999 compared to $102.9 million for the same period in 1998 as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks, in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products. Partially offsetting the favorable increase in gross margin was a $25.7 million increase in selling, general and administrative expenses. The Company has made significant strides in restructuring back-office and administrative functions and has integrated its information systems and resources. In addition, the business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the acquired business. However, the Company's core growth strategy and accelerated growth in its web hosting business required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses.

        EBITDA before certain charges consists of earnings (net loss)  before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

  Liquidity and Capital Resources

       The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Capital expenditures for the Company were approximately $271.8 million and $198.8 million for the six months ended June 30, 1999 and 1998, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i)  expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii)  connection of additional buildings and customers to the Company's networks, and (iv) continued expansion of data centers related to the development of the Company's web services.

       The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five years. The Company expects to continue to experience negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks and web hosting facilities. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

       As more fully disclosed in Note 3 to the Condensed Consolidated Financial Statements, the Company sold $300 million principal amount of 9.5% Senior Notes and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes in a private placement transaction on February 24, 1999. Net proceeds to the Company amounted to approximately $488.5 million from both issuances. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes and can only be used to fund up to 80% of the cost of acquiring or constructing telecommunications related assets. The proceeds from the offering of the 12.25% Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

       The Company believes its business plan to be funded into the first half of 2000. Depending on market conditions, the Company may decide to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable. Moreover, the terms of the Company's outstanding indebtedness and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock.

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

  Project and State of Readiness

       The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ( "IT") and non-information technology ("Non-IT") and remediate as necessary the non-compliant components. This table represents management's best estimates with respect to the mission-critical and non-mission-critical systems as outlined below. The percentages indicate management's best estimate of completion as of June 30, 1999.

	Phase Completion	IT	Completion	Non-IT	Completion
I.	Preliminary Activity	100%	12/31/97	100%	12/31/97
II.	Problem Determination	100%	9/30/98	100%	5/31/99
III.	Plan Complete & Resources Committed	100%	6/30/99	100%	6/30/99
IV.	Operational Sustainability	75%	9/30/99	75%	9/30/99
V.	Fully Compliant	75%	9/30/99	75%	11/30/99

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

        Phase II Problem Determination

        In this phase the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of June 30, 1999, Phase II of the plan was 100% complete with respect to both IT and Non-IT. However, much of the network equipment is located outside of the Company's headquarters, and there can be no assurance that all mission critical equipment has been inventoried and assessed.

        Phase III Plan Complete & Resources Committed

        During Phase III, the Company designed a plan to make the necessary modifications to and/or replace the impacted software and hardware and committed approximately $27 million towards the execution of such a plan. While the Company believes it has completed its plan for achieving Year 2000 compliance, the discovery of additional IT or Non-IT systems requiring remediation could adversely impact the current plan and the resources required to implement the plan.

        Phase IV Operational Sustainability

        The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure the equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has identified all mission-critical IT or Non-IT systems. The Company will likely not test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of June 30, 1999, Phase IV of the plan was 75 % complete for IT and Non-IT. The Company expects to complete Phase IV by September 30, 1999.

        Phase V Fully Compliant

        The Company plans to be fully compliant on mission-critical components no later than November 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work will be completed by the third quarter of 1999, there are elements that will not be completed (Phase V) until the fourth quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of June 30, 1999, the Company estimates that its remediation efforts are approximately 75% complete for IT and Non-IT.

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

       A summary of historical and estimated costs for the Year 2000 project are listed below (in millions):

	External	Internal
Historical through June 30, 1999	$ 6.5	$ 1.4
Estimated for remainder of 1999	4.5	0.9

Software/Hardware
Historical through June 30, 1999	$ 9.2
Estimated for remainder of 1999	4.5

  Risks and Contingency Plan

       While the Company is working to test its own mission-critical systems for Year 2000 compliance, the Company does not control the systems of its suppliers. The Company is currently seeking assurance from its suppliers and strategic business partners regarding the Year 2000 readiness of their systems. The Company is currently reviewing data provided by the Telco Year 2000 Forum to ensure that its suppliers' and business partners' systems will accurately interact with the Company's systems into and beyond the Year 2000. The Telco Year 2000 Forum was formed by some of the largest U.S. telecommunications companies to pool and share testing resources for common network components and to perform network interoperability testing. Notwithstanding these measures there is some risk that the interaction of the Company's systems and those of its suppliers or business partners may be impacted by the Year 2000 date change. In addition, in light of the vast interconnection and interoperability of telecommunications networks worldwide, the ability of any telecommunications provider, including the Company, to provide services to its customers (e.g., to complete calls and transport data and to bill for such services) is dependent, to some extent, on the networks and systems of other carriers. To the extent the networks and systems of those carriers are adversely impacted by Year 2000 problems, the ability of the Company to service its customers may be adversely impacted as well. Any such impact could have a material adverse effect on the Company's operations.

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

       In a recent Securities and Exchange Commission release regarding Year 2000 disclosure, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenarios. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas, and similar supplies serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

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

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

                    No changes.

  PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings

       The Company is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition or results of operations.

  ITEM 2.  Changes in Securities

                 None.

  ITEM 3.  Defaults Upon Senior Securities

                 None.

  ITEM 4.  Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Stockholders was held on May 20, 1999. At the meeting, the following actions were taken by the stockholders:

       The following members were elected to the Company's Board of Directors to hold office for a term of three years. The voting on the resolution was as follows:

Nominee	For	Withhold Authority
George F. Knapp	41,770,665	69,300
Pierce J. Roberts, Jr.	41,763,865	76,100

        The number of shares of common stock authorized for issuance under the company's Long-Term Incentive Plan was increased from 9,000,000 shares to 10,000,000 shares. The voting on the resolution was as follows:

For	Against	Abstained	Not voted
23,857,449	17,910,251	72,265	---

       The appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified. The voting on the resolution was as follows:

For	Against	Abstained	Not voted
41,310,496	487,216	42,223	---

ITEM 5. Other Information
None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

3.1	Restated Certificate of Incorporation of the Company, together with all amendments, thereto. Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed with the SEC on June 16, 1998 (No. 333-56939) is incorporated herein by reference.

3.2	By-laws of the Company, together with all amendments, thereto. Exhibit 3.2 to the Company's Registration Statement on Form S-4, filed with the Commission on November 8, 1993 (No. 33-69052) is incorporated herein by reference.

27.1	Financial Data Schedule (For SEC Use Only)

(b) Reports on Form 8-K

The following report on Form 8-K of the Company was filed during the second quarter of 1999:

The Company filed a Current Report on Form 8-K, dated April 29, 1999, reporting under Item 5 the issuance of a press release discussing the first quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated: August 16, 1999

INTERMEDIA COMMUNICATIONS INC. (Registrant) /s/ Jeanne M. Walters Jeanne M. Walters Vice President, Controller and Chief Accounting Officer