Form 10-Q
period 1999-09-30
INTERMEDIA COMMUNICATIONS INC
filed 1999-11-15
CIK 885067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 1999

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

                                 Yes [X] No [ ]


          As of November 5, 1999, there were 51,590,874 shares of the
                     Registrant's Common Stock outstanding.

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX



                                                                                                                    Page
                                                                                                                     No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited):

              Condensed Consolidated Statements of Operations--Three and nine months
                ended September 30, 1999 and 1998..................................................................   3
              Condensed Consolidated Balance Sheets--September 30, 1999 and December 31, 1998......................   4
              Condensed Consolidated Statements of Cash Flows--Nine months
                ended September 30, 1999 and 1998..................................................................   5
              Notes to Condensed Consolidated Financial Statements.................................................   6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................................  13


ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk...........................................  28

                                            PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings....................................................................................  28

ITEM 2.       Changes in Securities................................................................................  28

ITEM 3.       Defaults Upon Senior Securities......................................................................  28

ITEM 4.       Submission of Matters to a Vote of Security Holders..................................................  28

ITEM 5.       Other Information....................................................................................  29

ITEM 6.       Exhibits and Reports on Form 8-K.....................................................................  29

SIGNATURES    .....................................................................................................  30

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                     INTERMEDIA COMMUNICATIONS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (In thousands, except share information)


                                                                  Three Months Ended                       Nine Months Ended
                                                    --------------------------------------- ---------------------------------------
                                                    September 30, 1999  September 30, 1998  September 30, 1999   September 30, 1998
                                                    ------------------  ------------------- ------------------   ------------------
 Revenues:
     Local network services                               $ 61,324            $ 43,778            $ 169,781         $ 115,648
     Enhanced data services                                 75,688              47,585              202,456           126,790
     Interexchange services                                 59,910              71,552              191,852           199,049
     Integration services                                   37,744              29,438               93,188            77,882
                                                   ----------------  ------------------    -----------------    --------------
                                                           234,666             192,353              657,277           519,369

 Expenses:
     Network operations                                     96,113              83,778              284,017           243,337
     Facilities administration and maintenance              26,871              14,935               72,678            48,503
     Cost of goods sold                                     23,850              19,014               59,155            49,923
     Selling, general and administrative                    75,580              59,482              203,996           162,231
     Depreciation and amortization                          80,951              54,574              226,692           145,565
     Charge-off of purchased in-process R&D                      -                   -                    -            63,000
     Business restructuring, integration and
          other charges                                      5,511               1,791               14,349            51,872
                                                   ----------------  ------------------    -----------------    --------------
                                                           308,876             233,574              860,887           764,431
                                                   ----------------  ------------------    -----------------    --------------
Loss from operations                                       (74,210)            (41,221)            (203,610)         (245,062)

Other income (expense):
     Interest expense                                      (70,106)            (53,942)            (201,508)         (151,101)
     Interest and other income                               8,941               9,310               29,248            26,078
                                                   ----------------  ------------------    -----------------    --------------
Net loss before minority interest                         (135,375)            (85,853)            (375,870)         (370,085)
Minority interest in net loss of subsidiary                  2,608                   -                2,608                 -
                                                   ----------------  ------------------    -----------------    --------------
Net loss                                                  (132,767)            (85,853)            (373,262)         (370,085)
Preferred stock dividends and accretions                   (23,338)            (30,647)             (68,786)          (68,118)
                                                   ----------------  ------------------    -----------------    --------------
Net loss attributable to common stockholders            $ (156,105)         $ (116,500)          $ (442,048)       $ (438,203)
                                                   ================  ==================    =================    ==============

Basic and diluted loss per common share:
Net loss per common share                                  $ (3.08)            $ (2.48)             $ (8.83)         $ (10.45)
                                                   ================  ==================    =================    ==============

Weighted average number of shares outstanding -
     basic and diluted                                   50,739,106          47,041,191           50,038,881        41,948,399
                                                   ================  ==================    =================    ==============

                        See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (In thousands, except share information)




                                                                                      September 30, 1999          December 31, 1998
                                                                                      ------------------          -----------------
Assets
Current assets:
    Cash and cash equivalents                                                                $ 473,230                  $ 387,615
    Restricted investments                                                                       9,559                      7,930
    Accounts receivable, less allowance for
       doubtful accounts of $26,404 in 1999 and $22,229 in 1998                                239,626                    178,519
    Prepaid expenses and other current assets                                                   39,568                     27,272
                                                                                           -----------                -----------
       Total current assets                                                                    761,983                    601,336
    Telecommunications equipment, net                                                        1,589,051                  1,371,583
    Intangible assets, net                                                                     967,348                  1,022,556
    Other assets                                                                                57,597                     53,544
                                                                                           -----------                -----------
       Total assets                                                                        $ 3,375,979                $ 3,049,019
                                                                                           ===========                ===========

        Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable                                                                          $ 81,902                  $ 102,905
    Other accrued expenses                                                                      75,780                     82,088
    Current portion of long-term debt and capital lease obligations                             32,850                     21,880
                                                                                           -----------                -----------
       Total current liabilities                                                               190,532                    206,873
Long-term debt and capital lease obligations                                                 2,882,474                  2,350,506
Minority interest                                                                               58,244                          -
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;  600,000 shares authorized; 421,890 and 381,900 issued and outstanding
  in 1999 and 1998, respectively                                                               412,404                    371,678
Series D junior convertible preferred stock and accrued dividends, $1.00 par value;  69,000 shares authorized; 53,729 and 54,129 issued and outstanding in
  1999 and 1998, respectively                                                                  133,150                    133,686
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,892 shares issued and outstanding in 1999 and 1998              160,640                    160,086
Series F junior convertible preferred stock and accrued dividends, $1.00 par value;  92,000 shares authorized; 79,600 and 80,000 shares issued and outstanding
  in 1999 and 1998, respectively                                                               195,605                    196,838
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; 1,111,500 authorized in 1999 and 1998,
      no shares issued                                                                               -                          -
    Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
      shares issued                                                                                  -                          -
    Common stock, $.01 par value; 150,000,000 shares authorized in 1999 and and 1998; 50,985,452 and 48,648,993 shares issued and outstanding
      in 1999 and 1998, respectively                                                               510                        486
    Additional paid-in capital                                                                 754,510                    587,413
    Accumulated deficit                                                                     (1,395,627)                  (953,579)
    Deferred compensation                                                                      (16,463)                    (4,968)
                                                                                           -----------                -----------
Total stockholders' deficit                                                                   (657,070)                  (370,648)
                                                                                           -----------                -----------
Total liabilities, redeemable preferred stock and stockholders' deficit                    $ 3,375,979                $ 3,049,019
                                                                                           ===========                ===========

           See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            September 30, 1999               September 30, 1998
                                                                            ------------------               ------------------
Operating activities
    Net loss                                                                    $ (373,262)                      $ (370,085)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                                              231,109                          148,839
         Amortization of deferred compensation                                          716                            1,328
         Non cash restructuring charges                                              (2,197)                          22,345
         Accretion of interest on notes payable                                      77,234                           55,507
         Accretion of interest on capital lease                                           -                            8,039
         Imputed interest related to business acquisitions                                -                            6,164
         Charge-off of purchased in-process R&D                                           -                           63,000
         Provision for doubtful accounts                                             14,965                           14,538
         Gain on sale of telecommunications equipment                                  (431)                               -
         Minority interest in net loss of subsidiary                                 (2,608)                               -
         Changes in operating assets and liabilities:
            Accounts receivable                                                     (81,303)                         (47,821)
            Prepaid expenses and other current assets                               (12,296)                          (4,045)
            Other assets                                                               (739)                          (6,321)
            Accounts payable                                                        (21,003)                           9,101
            Other accrued expenses                                                   (4,983)                          12,967
                                                                                -----------                      -----------
                Net cash used in operating activities                              (174,798)                         (86,444)

Investing activities
     Purchases of restricted investments                                             (1,629)                          (1,139)
     Purchase of businesses, net of cash acquired                                         -                         (465,694)
     Purchases of telecommunications equipment                                     (397,985)                        (338,116)
     Proceeds from sale of telecommunications equipment                               1,046                                -
                                                                                -----------                      -----------
                Net cash used in investing activities                              (398,568)                        (804,949)

Financing activities
     Proceeds from issuance of long-term debt, net of issuance costs                487,096                          537,303
     Proceeds from issuance of common stock of subsidiary,
       net of issuance costs                                                        179,244                                -
     Proceeds from sale of preferred stock, net of issuance costs                         -                          193,747
     Proceeds from issuance of note payable                                           4,725                                -
     Exercise of common stock warrants and options                                    8,099                            7,657
     Principal payments on long-term debt and capital lease obligations             (20,183)                          (6,703)
                                                                                -----------                      -----------
                Net cash provided by financing activities                           658,981                          732,004

Increase (decrease) in cash and cash equivalents                                     85,615                         (159,389)

Cash and cash equivalents at beginning of period                                    387,615                          756,923
                                                                                -----------                      -----------

Cash and cash equivalents at end of period                                        $ 473,230                        $ 597,534
                                                                                ===========                      ===========

Supplemental disclosures of cash flow information
Interest paid                                                                     $ 116,953                         $ 47,180
Preferred stock issued as dividends on preferred stock                               39,987                           35,015
Amendment to capital lease obligation                                               (28,743)                               -
Common stock issued as dividends on preferred stock                                  26,186                           19,012
Assets purchased under capital lease obligations and note payable                    10,842                          435,771
Accretion of preferred stock                                                          2,680                            2,206
Common stock issued in purchase of business                                           1,299                          225,925

        See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. ("Intermedia" or the "Company") for the year ended December 31, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily an indication of the results that may be expected for the year ended December 31, 1999.

Note 2.  Business Restructuring and Integration Program

         As more fully described in the Company's 1998 Annual Report on Form 10-K, during the second quarter of 1998, management committed to and commenced implementation of a restructuring program (the "Program") which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one integrated communications provider ("ICP"). The anticipated completion date of the Program is December 31, 1999. The ultimate effect of the Program is currently estimated by management to result in approximately $11.2 million of savings in operating costs per quarter. The Company will realize these savings as various Program activities are completed.

         The following table sets forth the significant components of and activity in the restructuring program reserve since the inception of the Program (in millions):

                                                      Employee                                          Other
                                                     Termination                                      Business
                                                      Benefits        Contract           Asset       Integration
Activity                                                (vii)       Terminations      Impairments       Costs     Total
--------                                          --------------    ------------      -----------    -----------  -----
Network integration(i)                            $       --          $    0.9   $       --         $     --      $  0.9
Sales force consolidation
  and branding(ii)                                       0.4               --             --              --         0.4
Consolidation of financial
  functions(iii)                                         0.9               --             --               --        0.9
Information systems integration(iv)                      0.7               --             --               --        0.7
Campus consolidation(v)                                   --               2.3            --               --        2.3
Exiting non-core businesses(vi)                          0.6              11.5           13.4             1.6       27.1
                                                    --------           -------        -------         -------     ------
Total provisions recorded during
   the quarter ended June 30, 1998                       2.6              14.7           13.4             1.6       32.3
Payments and other adjustments
  during year ended December 31, 1998                    1.4              11.7           13.3             0.4       26.8
                                                    --------           -------        -------         -------     ------
Balance in accrual at December 31, 1998                  1.2               3.0            0.1             1.2        5.5
Payments and other adjustments
   during nine months ended September 30, 1999           1.0               0.6          (0.4)             1.0        2.2
                                                    --------           -------        -------         -------     ------
Balance in accrual at September 30, 1999            $    0.2           $   2.4           $0.5          $  0.2       $3.3
                                                    ========           =======          =====         =======      =====


(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement. Contract terminations represent the estimated costs of terminating two contracts with MCI Communications Corporation.

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)


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

(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. ("WorldCom") ($10.1 million) and lease termination payments. On September 30, 1998, the Company amended its agreement with WorldCom to provide the Company with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, the Company exercised its option and, in connection therewith, paid $3.3 million to WorldCom. As a result, restructuring charges were reduced by $10.1 million during the third quarter of 1998. The option payment of $3.3 million was recorded in October 1998 as a deferred charge and is being amortized into operations over the remaining period of the contract. Asset impairments relate to $9.2 million of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. However, no determination to write off these assets has been made to date. In addition, this category also includes $2.8 million related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $0.4 million as of June 30, 1998. The fair value estimate was based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2.8 million was recognized in connection with the Company's decision to outsource these services and to dispose of these assets. The estimated remaining life of the assets of six months correlated to the time required to migrate the business to the third party provider. The revenue generated from operations that the Company has exited amounted to $2.8 million and $19.8 million for the three and nine months ended September 30, 1998, respectively. No revenue was generated in 1999 from operations exited by the Company.

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

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)


         The following table summarizes total Program costs and sets forth the components of the other business restructuring and integration costs that were expensed as incurred during the three and nine months ended September 30, 1999 and 1998 (in millions):

                                            Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                            -------------------       -----------------
                                               1999    1998             1999      1998
                                               ----    ----             ----      ----
Business restructuring charges
  Employee termination benefits (A)          $ (0.1) $   --           $  (0.1) $   2.6
  Contract terminations (A)                    (0.3)   (10.1)            (0.3)     4.6
Other charges
  Asset impairments (A)                        (0.2)     --              (0.2)    13.4
  Legal costs (A)                              (0.7)     --              (0.7)     1.6
                                             ------  --------         -------- -------
     Total (adjustment) provision recorded     (1.3)   (10.1)            (1.3)    22.2

Integration costs
  Network integration (B)                       2.9      8.8              7.5     21.2
  Department and employee realignment (C)       0.4      1.0              1.1      1.8
  Functional re-engineering (D)                 2.7      0.7              5.1      1.5
  Other (E)                                     0.8      1.4              1.9      5.2
                                             ------  --------         -------- -------
      Total integration costs                   6.8     11.9             15.6     29.7
                                             ------  --------         -------- -------
                                             $  5.5  $   1.8          $  14.3  $  51.9
                                             ======  ========         ======== =======


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

Note 3.  Long-Term Debt

         On February 24, 1999, the Company sold $300 million principal amount of 9.5% Senior Notes due 2009 (the "9.5% Senior Notes") and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes due 2009 (the "12.25% Senior Subordinated Discount Notes") in a private placement transaction. Net proceeds to the Company amounted to approximately $488.4 million from both issuances.

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

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)

option of the Company at any time at various prices as set forth in the indenture governing the 12.25% Senior Subordinated Discount Notes.

Note 4.  Initial Public Offering of Subsidiary and Minority Interest

         In August 1999, the Company's managed Web site and application hosting subsidiary, Digex, Incorporated ("Digex"), sold 11.5 million shares of its Class A Common Stock in an initial public offering (the " Digex Offering"). The shares sold represent approximately 18.7% of the aggregate number of shares of Digex Common Stock outstanding. However, the Company retains a 97.8% voting interest in Digex. The net proceeds from the Digex Offering were approximately $179.2 million and can be used only to purchase telecommunications related assets due to restrictions in the Company's debt instruments. The Company includes the accounts of the majority-owned subsidiary in its consolidated financial statements and presents the 18.7% ownership by the minority shareholders as minority interest in the accompanying balance sheet.

Note 5.  Earnings Per Share

         The following table sets forth the computation of basic and diluted loss per share of common stock (dollars in thousands, except share and per share amounts):


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                  ------------------------------   ------------------------------
                                                       1999             1998            1999             1998
                                                       ----             ----            ----             ----
 Numerator:
  Net loss                                         $   (132,767)   $    (85,853)   $ ( 373,262)    $   (370,085)
  Preferred stock dividends and accretions              (23,338)        (30,647)       (68,786)         (68,118)
                                                   ------------    ------------    ------------    ------------
  Numerator for basic loss per share - loss
       attributable to common stockholders             (156,105)       (116,500)       (442,048)       (438,203)
  Effect of dilutive securities                               -               -               -               -
                                                   ------------    ------------    ------------    ------------
  Numerator for diluted loss per share - income
       attributable to common stockholders after
       assumed conversions                         $   (156,105)   $   (116,500)   $   (442,048)   $   (438,203)
Denominator:
  Denominator for basic loss per share -
       weighted-average shares                       50,739,106      47,041,191      50,038,881      41,948,399
  Effect of dilutive securities                               -               -               -               -
                                                   ------------    ------------    ------------    ------------

Basic loss per share of common stock               $      (3.08)   $      (2.48)   $      (8.83)   $     (10.45)
                                                    ===========      ==========      ==========     ===========

Diluted loss per share of common stock             $      (3.08)   $      (2.48)   $      (8.83)   $     (10.45)
                                                    ===========      ==========      ==========     ===========

         Unexercised options to purchase 8,335,863 and 6,484,148 shares of common stock as of September 30, 1999 and 1998, respectively, and outstanding convertible preferred stock, convertible into 17,025,082 and 17,076,495 shares of common stock as of September 30, 1999 and 1998, respectively, were not included in the computations of diluted loss per share because assumed exercise/conversion would be anti-dilutive.

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)


Note 6.  Contingencies

         The Company is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

         The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic to Internet service providers ("ISPs") in each state. During 1997 and 1998, the Company recognized aggregrate revenue from these ILECs of approximately $46.0 million for these services. During the nine months ended September 30,1999, the Company recognized approximately $58.2 million in revenue for these services.

         The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, fully subject to reciprocal compensation, pursuant to the terms of the Company's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. A number of ILECs have refused to pay these reciprocal compensation amounts in whole or in part, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of September 30, 1999, such provisions have not been considered necessary by management.

      Management believes the issue related to reciprocal compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. As of February 28, 1999, 29 state commissions had issued final orders finding that ILECs must pay reciprocal compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, and no state commission had ruled to the contrary. A February 25, 1999 decision by the FCC generated some uncertainties about mutual compensation. The FCC's order declared that ISP-bound traffic is predominantly "interstate" traffic that is subject to federal jurisdiction.

         Most current interconnection agreements - including Intermedia's agreements with BellSouth - provide that compensation is owed for the termination of "local" traffic, and the FCC's order established that, for purposes of determining jurisdiction, dial-up calls to ISPs are not local. As a result, many ILECs asked state commissions to overturn their earlier decisions that called for payment of compensation for this traffic. However, while the FCC's order did find that most ISP-bound traffic is jurisdictionally interstate, the FCC went on to clarify that this jurisdictional determination does not preclude parties from including ISP-bound traffic within the scope of the reciprocal compensation provisions included in their interconnection agreements.

         Subsequent to the FCC's February 25th order, at least 18 states have reaffirmed prior determinations or affirmed for the first time that ILECs are required to compensate competitive local exchange carriers ("CLECs") for terminating ISP-bound traffic under existing agreements. Florida, Georgia, North Carolina, and Tennessee are among the states that have confirmed that reciprocal compensation must be paid. To date, nine courts have also upheld state decisions requiring compensation under the interconnection agreements for traffic terminated to ISPs.

         This trend in state decisions is no longer unanimous, however. Two state commissions, the Massachusetts Department of Telecommunications and Energy and the Missouri Public Service Commission, have issued orders that raise questions as to

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)


whether a CLEC may receive reciprocal compensation under specific interconnection agreements, but these decisions do not positively determine whether or not a CLEC has the right to collect such compensation. The New Jersey Board of Public Utilities and the Louisiana Public Service Commission have issued orders which found that reciprocal compensation is not due in certain situations. To date, these are the only two state commissions in the country to expressly rule against reciprocal compensation for Internet-bound traffic under existing interconnection agreements, although the New Jersey holding may not apply to all existing agreements. Management anticipates these decisions to be appealed.

         Despite the decisions by the New Jersey and Louisiana commissions, management believes that the overall pattern of decisions, including decisions that have been reached subsequent to the FCC's February 25th order, are strong evidence of a trend suggesting that other state commissions will take the same position as those that require the payment of reciprocal compensation, though the Company cannot predict with certainty what the outcome of future decisions will be. Management is pursuing this matter vigorously and believes that the ILECs will ultimately pay all amounts due in full. Information contained herein reflects decisions relevant to the Company's existing agreements and does not include decisions that may affect the Company prospectively or that may relate to future agreements entered into by the Company with ILECs.

Note 7.  Segment Information

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments.

         The Company has two separate operating segments. The Company's core business is its integrated communications services segment which provides four principal groups of service offerings to business and government customers, as reported in the Company's statements of operations. The Company also owns an 81.3% interest in Digex, a separate public company, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. The accounting policies for both segments are the same as those described in the "Summary of Significant Accounting Policies" in the Company's December 31, 1998 Form 10-K.

         The table below summarizes the Company's segment reporting data (in millions). Eliminations include intersegment revenues, receivables and intersegment investment related accounts.

                         INTERMEDIA COMMUNICATIONS INC.

                                   (Unaudited)


                                            Core
                                         Integrated
                                       Communications                                     Consolidated
                                          Services            Digex     Eliminations       Intermedia
                                          --------            -----     ------------       ----------
Three months ended September 30, 1999
   Revenue from external customers      $    218.6          $   16.1       $ --              $ 234.7
   Intersegment revenue                        2.6                --       (2.6)                  --
   Loss from operations                      (52.5)            (21.7)        --                (74.2)

Three months ended September 30, 1998
   Revenue from external customers           186.2               6.2         --                192.4
   Intersegment revenue                        1.7                --       (1.7)                  --
   Loss from operations                      (37.6)             (3.6)        --                (41.2)

Nine months ended September 30, 1999
   Revenue from external customers           619.2              38.1         --                657.3
   Intersegment revenue                        6.7                --       (6.7)                  --
   Loss from operations                     (155.5)            (48.1)        --               (203.6)

Nine months ended September 30, 1998
   Revenue from external customers           504.5              14.9         --                519.4
   Intersegment revenue                        4.0                --       (4.0)                  --
   Loss from operations                     (232.8)            (12.3)        --               (245.1)

Total assets at September 30, 1999         3,198.0             342.1     (164.1)             3,376.0
Total assets at September 30, 1998         3,090.6              63.9      (59.0)             3,095.5

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

Overview

         Intermedia provides integrated voice and data communications services, including local and long-distance, enterprise data solutions (including frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, and integration services to business and government customers. Based on revenue, Intermedia is the largest independent provider of competitive local services and the largest provider of shared tenant telecommunications services in the United States. Intermedia is also a tier-one Internet service provider, the fourth largest nationwide frame relay provider in the United States (based on frame relay revenues), and a rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through its Digex operations. Intermedia provides services to approximately 90,000 business and government customers.

         As an integrated communications services provider, Intermedia believes it is well positioned to take advantage of technical, regulatory and market dynamics that currently promote demand for a fully integrated set of communications services. Intermedia's services include high quality guarantees, customer service, and technical support for design, implementation, and operations. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and substantially increased its customer base since its inception in 1986.

         The Company delivers its local network services, including local exchange service, primarily through Company owned local and long distance switches over an owned or leased digital transport network. The Company offers its enhanced data services to its customers on an extensive inter-city network that connects its customers to locations nationwide. Through its 827 network to network interfaces ("NNIs") and 176 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. The Company's nationwide interexchange network carries both its data and voice network traffic.

         The Company is party to various agreements with companies within the telecommunications industry. These agreements are part of the Company's ICP strategy and allow the Company to economically expand its product offerings into new markets. In April 1999, the Company announced that it has entered into strategic alliances with two DSL (digital subscriber line) companies, NorthPoint Communications and Rhythms NetConnection Inc. These agreements will allow the Company to purchase DSL transport to provide additional telecommunications services such as high speed Internet access, local and long distance services, and frame relay to Intermedia's small and medium sized customers on a more economical basis. Intermedia has implemented DSL technology using its own network facilities for its shared-tenant services (Comactiv) buildings to provide greater bandwidth for data, voice, and Internet access. The NorthPoint and Rhythms alliances will enable the Company to increase its existing market coverage for DSL services.

         Due to its ability to provision nationwide data services, the Company announced in August 1999 that it was selected as a preferred provider by Bell Atlantic to provide frame relay services to Bell Atlantic's out-of-region customers. The Company believes this arrangement will offer customers a single point of contact for sales and customer care and will enable Intermedia to benefit from Bell Atlantic's customer relationships and distribution abilities and thereby sell additional frame relay services. (This is in addition to the preferred provider partnerships Intermedia entered into with US West and Ameritech in 1998 to provide out-of-region data services.) The Company expects a continued positive revenue impact from the strategic partnerships referred to above.

         In the third quarter of 1999, the Company expanded its unifiedvoice.net(sm) (uv.net) service, which provides integrated local, long distance and high-speed Internet access, to 39 cities. While the Company has offered bundled services in the past, uv.net will enable Intermedia to increase its addressable market of business lines from 15% to over 85% in the markets it serves and offer a more economical and technologically advanced package of telecommunications services to small and medium-sized businesses.

Plan of Operation

         For the remainder of 1999, the Company believes its revenue growth will be generated primarily from its enhanced data, including Internet, and local exchange services. Based on the Company's analysis of Federal Communications Commission market data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange, and interexchange services currently exceeds $100.0 billion within its service territory.

         In order to develop its business more rapidly and to efficiently utilize its capital resources, the Company plans to use the fiber optic infrastructure of other providers, in addition to using its own networks. The Company believes transport provided on fiber optic systems has become commodity-like, and its capital expenditures are better focused on intelligent switching and other more strategic network components required to implement a packet/cell switched network (a network architecture which efficiently combines multiple data and voice protocols over a single network fabric). While the Company will use significant amounts of capital to deploy enhanced data and voice switches on a demand driven basis in selected markets, Intermedia believes its substantial existing network capacity should enable it to add new customers and provide additional services that will result in increased revenue with lower incremental costs. For example, selling additional services, such as local exchange services, to existing customers allows the Company to utilize unused portions of the capacity inherent in its existing fiber optic networks. This operating leverage increases the utilization of Intermedia's network with limited additional capital expenditures. The Company's strategy to offer a full complement of telecommunications services is designed to enable the Company to take advantage of this operating leverage inherent in its networks.

Results of Operations

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of the Company, expressed in percentages of revenue:

                                                        Three Months Ended               Nine Months Ended
                                                            September 30                     September 30
                                                     -----------------------         -------------------------
                                                       1999           1998             1999              1998
                                                       ----           ----             ----              ----
Revenues:
     Local network services                            26.1%           22.8%            25.8%             22.3%
     Enhanced data services                            32.3            24.7             30.8              24.4
     Interexchange services                            25.5            37.2             29.2              38.3
     Integration services                              16.1            15.3             14.2              15.0
                                                  ----------       ---------       ----------       -----------
                                                      100.0           100.0            100.0             100.0
Expenses:
     Network operations                                40.9            43.5             43.2              46.9
     Facilities administration and                     11.5             7.8             11.1               9.3
          maintenance
     Cost of goods sold                                10.2             9.9              9.0               9.7
     Selling, general and administrative               32.2            30.9             31.0              31.2
     Depreciation and amortization                     34.5            28.4             34.5              28.0
     Charge-off of purchased in-process R&D               -               -                -              12.1
     Business restructuring, integration and
         other charges                                  2.3             0.9              2.2              10.0
                                                  ----------       ---------       ----------       -----------
Loss from operations                                  (31.6)          (21.4)           (31.0)            (47.2)
Other income (expense):
     Interest expense                                 (29.9)          (28.0)           (30.7)            (29.1)
     Interest and other income                          3.8             4.8              4.5               5.0
                                                  ----------       ---------       ----------       -----------
Net loss before minority interest                     (57.7)          (44.6)           (57.2)            (71.3)
Minority interest in net loss of subsidiary             1.1               -              0.4                 -
                                                  ----------       ---------       ----------       -----------
Net loss                                              (56.6)          (44.6)           (56.8)            (71.3)
Preferred stock dividends and accretions               (9.9)          (15.9)           (10.5)            (13.1)
                                                  ==========       =========       ==========       ===========
Net loss attributable to common stockholders         (66.5)%         (60.6)%          (67.3)%           (84.4)%
                                                  ==========       =========       ==========       ===========


          The following table sets forth other statistical data derived from the Company's operating records:


                                                                  September 30, 1999      September 30, 1998
                                                                  ------------------      ------------------
Transport, Local and Long Distance Services: (1)
    Buildings connected (2)                                              4,390                     4,331
    Voice switches in operation                                             27                        21
    Access line equivalents                                            446,291                   311,898

Enhanced Data Services: (1)
    Data switches in operation                                             176                       164
    Nodes in service (3)                                                46,083                    30,266
    NNI connections                                                        827                       608

Employees                                                                4,575                     3,678

1) Amounts reflected in the table are based upon information contained in the Company's operating records.
2) Includes buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia.
3) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998:

Revenue

         Total revenue increased 22.0% to $234.7 million for the third quarter of 1999 compared to $192.4 million for the same period in 1998. The Company has continued its efforts to introduce new services and increase the focus of its sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key services such as enhanced data, including Internet connectivity and managed Web site and application hosting, and local exchange services.

         Local network services revenue increased 40.1% to $61.3 million for the third quarter of 1999 compared to $43.8 million for the same period in 1998. This increase was principally due to the Company's continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 134,393 from October 1, 1998 through the end of the third quarter of 1999. The additional access line equivalents were primarily on-switch. These on-switch access line equivalents contribute to improved gross margins and allow the Company to offer a more economical package of telecommunications services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a CLEC in 38 states and the District of Columbia as of the end of the third quarter of 1999, versus 36 states and the District of Columbia as of the end of the third quarter of 1998.

         Enhanced data services revenue increased 59.1% to $75.7 million for the third quarter of 1999 compared to $47.6 million for the same period in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM networks as well as strong growth in Internet and managed Web site and application hosting services. Intermedia's data network expanded by 219 NNI connections, 15,817 new frame relay nodes, and 12 data switches since October 1, 1998. In addition, the Company increased sales of frame relay services as a result of its data agreements with US West and Ameritech. The Company also experienced increased sales in Internet and managed Web site and application hosting services due to new customer additions and sales of additional services to existing customers. As of September 30, 1999, the Company had 1,993 Web servers on line, an increase of 116% from September 30, 1998.

         Interexchange services revenue decreased 16.3% to $59.9 million for the third quarter of 1999 compared to $71.6 million for the same period in 1998. This decrease resulted in part from the Company's decision during the second quarter of 1998 to begin its exit of the low margin wholesale long distance business. Per minute pricing declines, consistent with industry trends, also contributed to the reduction in revenue. While the Company is no longer focusing its marketing efforts on sales of interexchange services on a stand alone basis, the Company believes that its integrated business strategy (including sales of higher margin products such as uv.net) should more than compensate for the decrease in interexchange revenue and should result in an increase in higher overall margins in future periods.

         Integration services revenue increased 28.2% to $37.7 million for the third quarter of 1999 compared to $29.4 million for the same period in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment as compared to the same period in 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

Operating Expenses

         As more fully described below, total operating expenses increased 32.2% to $308.9 million for the third quarter of 1999 compared to $233.6 million for the same period in 1998. Total operating expenses increased to 131.6% of revenue for the third quarter of 1999 compared to 121.4% of revenue for the same period in 1998. The increased expenses are attributable to the overall growth in operations and fixed asset base, including the accelerating growth in the managed Web site and application hosting business of Digex. During the third quarter of 1999, the Company continued to enhance its business processes through implementation of various automated systems including sales order tracking, data integration for circuit design and billing, enterprise resource planning and integration of its billing systems. The Company expects these efforts to reduce costs in future periods through improved sales and back office productivity and decreased provisioning time.

         Network expenses increased 14.7% to $96.1 million for the third quarter of 1999 compared to $83.8 million for the same period in 1998. However, as a percentage of revenue, network expenses decreased to 41.0% for the third quarter of 1999 compared to 43.5% for the same period in 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service and enhanced data service revenues. These increases were partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. In addition, the Company has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

         Facilities administration and maintenance expenses increased 79.9% to $26.9 million for the third quarter of 1999 compared to $14.9 million for the same period in 1998. The increase resulted from support costs related to the expansion of the Company's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the Company's expanding network, as well as the accelerating growth in the managed Web site and application hosting business of Digex. These increases were partially offset by administrative cost efficiencies and synergies that were realized from the implementation of the restructuring and integration program, including the integration of the Company's acquired businesses. Facilities administration and maintenance expenses were also positively impacted by the Company's exit of the wholesale long distance business in 1998.

         Cost of goods sold increased 25.4% to $23.9 million for the third quarter of 1999 compared to $19.0 million for the same period in 1998. This increase was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

         Selling, general and administrative expenses increased 27.1% to $75.6 million for the third quarter of 1999 compared to $59.5 million for the same period in 1998. The Company's growth strategy required increases in sales and marketing efforts and other support costs, including those related to the managed Web site and application hosting business of Digex. The Company's sales and marketing related expenses increased approximately $11.7 million, management information services increased approximately $0.4 million, customer operations increased approximately $3.2 million, and other general administrative costs to support the administrative departments and corporate development increased approximately $0.8 million.

         Depreciation and amortization expenses increased 48.3% to $81.0 million for the third quarter of 1999 compared to $54.6 million for the same period in 1998. This increase was principally due to depreciation of telecommunications equipment placed in service since October 1, 1998, as a result of ongoing network expansion. Depreciation and amortization expense is expected to increase in future periods based on the Company's plans to continue expanding its network and facilities, including its new managed Web site and application hosting facilities on the East and West Coasts that are currently under construction.

         Business restructuring and integration expense of approximately $5.5 million was recorded by the Company during the third quarter of 1999 compared to $1.8 million during the same period in 1998. Costs of $6.8 million and $11.9 million recorded during the third quarter of 1999 and 1998, respectively, represent incremental, redundant, or convergence costs that result directly from implementation of the Program but which are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Additional incremental, redundant and convergence costs within this category of Program costs will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects to incur up to approximately $5.7 million of these costs over the remainder of the Program, which will conclude by December 31, 1999. The Company expects future cash outlays for the Program of up to approximately $9.0 million during the remainder of the Program, including $3.3 million of accrued restructuring expenses at September 30, 1999. In addition, the restructuring program reserve and related restructuring expenses were reduced by $1.3 million and $10.1 million during the third quarter of 1999 and 1998, respectively, due to changes in estimates of costs to be paid out over the remainder of the Program relating to various projects.

Interest Expense

         Interest expense increased 30.0% to $70.1 million for the third quarter of 1999 compared to $53.9 million for the same period in 1998. This increase primarily resulted from interest expense on approximately $300.0 million principal amount of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes issued in February 1999. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $2.3 million and $1.8 million for the three months ended September 30, 1999 and 1998, respectively.

Interest and Other Income

         Interest and other income decreased 4.0% to $8.9 million for the third quarter of 1999 compared to $9.3 million for the same period in 1998. This decrease was primarily the result of interest earned on the comparatively lower level of average cash balances in the third quarter of 1999 as compared to the third quarter of 1998. The higher cash balances in the third quarter of 1998 were due largely to the cash proceeds from the issuance of the 8.6% Senior Notes in May 1998 and the issuance of the Series F Preferred Stock in August 1998. Offsetting the decrease in interest income was an increase in customer finance charges in the third quarter of 1999 compared to the same period in 1998.

Net Loss Before Minority Interest

         Net loss before minority interest increased 57.7% to $(135.4) million for the third quarter of 1999 compared to $(85.9) million for the same period in 1998. Factors contributing to the increase in the Company's net loss are described above.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $2.6 million was recorded by the Company for the third quarter of 1999. The minority interest in net loss of subsidiary is approximately 18.7% of the net losses incurred by the Company's managed Web site and application hosting subsidiary (Digex) subsequent to the August 4, 1999 initial public offering.


Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions decreased 23.8% to $23.3 million for the third quarter of 1999 compared to $30.6 million for the same period in 1998. The decrease is due to conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into common stock in July and August of 1998. Additionally, the Company recorded a preferred stock dividend charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions. Partially offsetting the decrease were dividend payments on the Series F Preferred Stock issued in August 1998.

EBITDA Before Certain Charges

         EBITDA before certain charges, as defined below, decreased 19.1% to $12.3 million for the third quarter of 1999 compared to $15.1 million for the same period in 1998. Gross margin, inclusive of network expenses, facilities administration and maintenance and cost of good sold, increased to $87.8 million for the third quarter of 1999 compared to $74.6 million for the same period in 1998 as a result of the Company's continued efforts to consolidate traffic through the Williams Communications, Inc. ("Williams") backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. In addition, the Company has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products such as data and local exchange services. Offsetting the favorable increase in gross margin was a $16.1 million increase in selling, general and administrative expenses. The Company has made significant strides in restructuring its back-office and administrative functions and has substantially integrated its information systems and resources. In addition, the business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the acquired businesses. However, the Company's core growth strategy and accelerated growth in its managed Web site and application hosting business required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses during the third quarter of 1999.

         EBITDA before certain charges consists of earnings (net loss before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process research and development ("R&D"), and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998:

Revenue

         Total revenue increased 26.6% to $657.3 million for the nine months ended September 30, 1999 compared to $519.4 million for the same period in 1998. This increase was partially due to the acquisitions of the affiliated entities known as the Long Distance Savers group of companies (collectively, "LDS") on March 31, 1998 and National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National") on April 30, 1998. The operating results of LDS and National are included in the Company's consolidated financial statements commencing April 1, 1998. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key services such as enhanced data, including Internet connectivity and managed Web site and application hosting, and local exchange services.

         Local network services revenue increased 46.8% to $169.8 million for the nine months ended September 30, 1999 compared to $115.6 million for the same period in 1998. This increase was partially due to the acquisition of National on April 30, 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 134,393 from October 1, 1998 through the end of the third quarter of 1999. The additional access line equivalents were primarily on-switch. These on-switch access line equivalents contribute to improved gross margins and allow the Company to offer a more economical package of telecommunications services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a CLEC in 38 states and the District of Columbia as of the end of the third quarter of 1999, versus 36 states and the District of Columbia as of the end of the third quarter of 1998.

         Enhanced data services revenue increased 59.7% to $202.5 million for the nine months ended September 30, 1999 compared to $126.8 million for the same period in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM networks as well as strong growth in Internet and managed Web site application and hosting services. Intermedia's data network expanded by 219 NNI connections, 15,817 new frame relay nodes, and 12 data switches since October 1, 1998. In addition, the Company experienced an increase in sales of frame relay services as a result of its data agreements with US West and Ameritech. The Company also experienced increased sales in Internet and managed Web site and application hosting services due to new customer additions and sales of additional services to existing customers. As of September 30, 1999, the Company had 1,993 Web servers on line, an increase of 116% from September 30, 1998.

         Interexchange services revenue decreased 3.6% to $191.9 million for the nine months ended September 30, 1999 compared to $199.0 million for the same period in 1998. The decrease was primarily due to the Company's decision during the second quarter of 1998 to begin its exit of the low margin wholesale long distance business. Per minute pricing declines, consistent with industry trends, also contributed to the reduction in revenue. The decrease was partially offset by the revenue generated from the operations of LDS and National since their acquisitions on March 31, 1998 and April 30, 1998, respectively. While the Company is no longer focusing its marketing efforts on sales of interexchange services on a stand alone basis, the Company believes that its integrated business strategy (including sales of higher margin products such as uv.net) should more than compensate for the decrease in interexchange revenue and should result in an increase in higher overall margins in future periods.

         Integration services revenue increased 19.7% to $93.2 million for the nine months ended September 30, 1999 compared to $77.9 million for the same period in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment as compared to the same period in 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

Operating Expenses

         As more fully described below, total operating expenses increased 12.6% to $860.9 million for the nine months ended September 30, 1999 compared to $764.4 million for the same period in 1998. Total operating expenses decreased to 131.0% of revenue for the nine months ended September 30, 1999 compared to 147.2% of revenue for the same period in 1998. The 1998 operating expenses include a $63.0 million charge for in-process research and development in connection with the acquisition of Shared Technologies Fairchild Inc. ("Shared"). In addition, business restructuring and integration expenses (discussed below) decreased to $14.3 million for the nine months ended September 30, 1999 compared to $51.9 million for the same period in 1998. These decreases were offset by increases in other operating expenses, including increased support costs relating to the significant expansion of the Company's owned and leased networks and the increase in personnel to sustain and support the Company's growth, as well as accelerating growth in the managed Web site and application hosting business which became a separate public company in August 1999. Depreciation increased during the nine months ended September 30, 1999 compared to the same period in 1998 as result of the Company's telecommunications equipment additions. During the third quarter of 1999, the Company continued to enhance its business processes through implementation of various automated systems including sales order tracking, data integration for circuit design and billing, enterprise resource planning, and integration of its billing systems. The Company expects these efforts to reduce costs in future periods through improved sales and back office productivity and decreased provisioning time.

         Network expenses increased 16.7% to $284.0 million for the nine months ended September 30, 1999 compared to $243.3 million for the same period in 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local network service and enhanced data service revenues. These increases were partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. The Company has also benefited from several network agreements, including the Company's network agreement with Williams. The Williams agreement, executed in March 1998 (and amended in March 1999), positively impacted network expenses as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. Finally, the Company has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

         Facilities administration and maintenance expenses increased 49.8% to $72.7 million for the nine months ended September 30, 1999 compared to $48.5 million for the same period in 1998. The increase resulted from support costs related to the expansion of the Company's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the Company's expanding network, as well as the accelerating growth in the managed Web site and application hosting business of Digex. These increases were partially offset by administrative cost efficiencies and synergies that were realized from the implementation of the restructuring and integration program, including the integration of the Company's acquired businesses. Facilities administration and maintenance expenses were also positively impacted by the Company's exit of the wholesale long distance business in 1998.

         Cost of goods sold increased 18.5% to $59.2 million for the nine months ended September 30, 1999 compared to $49.9 million for the same period in 1998. This increase was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

         Selling, general and administrative expenses increased 25.7% to $204.0 million for the nine months ended September 30, 1999 compared to $162.2 million for the same period in 1998. The Company's core growth strategy required increases in sales and marketing efforts and other support costs, including a substantial increase in the number of employees required to support the Company's managed Web site and application hosting business. The Company's sales and marketing related expenses increased approximately $21.5 million, management information services increased approximately $3.0 million, customer operations increased approximately $10.6 million, and other general administrative costs to support the administrative departments and corporate development increased approximately $6.7 million.

         Depreciation and amortization expenses increased 55.7% to $226.7 million for the nine months ended September 30, 1999 compared to $145.6 million for the same period in 1998. This increase was principally due to depreciation of telecommunications equipment placed in service since October 1, 1998 as a result of ongoing network expansion (including the irrevocable right of use acquired from Williams). Depreciation and amortization expense is expected to increase in future periods based on the Company's plans to continue expanding its network and facilities, including its new managed Web site and application hosting facilities on the East and West Coasts.

         The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs and an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform ("MSAP") which will enable Shared to provision new data services.

         Remaining development efforts for these in-process R & D projects include various phases of design, development, and testing. The Company has deployed digital subscriber loop access management (DSLAMs) as the MSAP in 255 shared tenant (Comactiv) buildings. These DSLAMs provide customers with high speed Internet access. While voice and data services are not currently provided through this single MSAP, the DSLAMs provide the infrastructure for future phases of this technological development.

         Business restructuring and integration expense of approximately $14.3 million was recorded by the Company during the nine months ended September 30, 1999 compared to $51.9 million during the same period in 1998. During the nine months ended September 30, 1998, the Company recorded a one-time charge of $22.2 million comprised primarily of network integration, back office accounting integration and information systems integration cost and costs associated with positions eliminated as a result of the Program. Additional costs of $15.6 million and $29.7 million were recorded during the nine months ended September 30, 1999 and 1998, respectively, representing incremental, redundant, or convergence costs that result directly from implementation of the Program but which are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Additional incremental, redundant and convergence costs within this category of Program costs will be expensed as they are incurred each quarter over the Program implementation period. Management currently expects to incur up to approximately $5.7 million of these costs over the remainder of the Program, which will conclude by December 31, 1999. The Company expects future cash outlays of up to approximately $9.0 million during the remainder of the Program, including $3.3 million of accrued restructuring expenses at September 30, 1999. In addition, the restructuring program reserve and related restructuring expenses were reduced by $1.3 million during the third quarter of 1999 due to changes in estimates of costs to be paid out over the remainder of the Program relating to various restructuring projects.


Interest Expense

         Interest expense increased 33.4% to $201.5 million for the nine months ended September 30, 1999 compared to $151.1 million for the same period in 1998. This increase primarily resulted from interest expense on approximately $300.0 million principal amount at maturity of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes issued in February 1999. In addition, the increase partially resulted from increased interest expense on $500.0 million principal amount of 8.6% Senior Notes issued in May 1998. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $7.6 million and $5.4 million for the nine months ended September 30, 1999 and 1998, respectively.

Interest and Other Income

         Other income increased 12.2% to $29.2 million for the nine months ended September 30, 1999 compared to $26.1 million for the same period in 1998. This increase was primarily the result of interest earned on the comparatively higher level of average cash balances for the nine months ended September 30, 1999 as compared to the same period in 1998 due largely to the issuance of the 9.5% Senior Notes and the 12.25% Senior Subordinated Discount Notes in February 1999. In addition, customer finance charges increased during the nine months ended September 30, 1999 compared to the same period in 1998.

Net Loss Before Minority Interest

         Net loss before minority interest increased 1.6% to $(375.9) million for the nine months ended September 30,1999 compared to $(370.1) million for the same period in 1998. Factors contributing to the increase in the Company's net loss are described above.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $2.6 million was recorded by the Company for the nine months ended September 30, 1999. The minority interest in net loss of subsidiary is approximately 18.7% of the net losses incurred by the Company's managed Web site and application hosting subsidiary (Digex) subsequent to the August 4, 1999 initial public offering.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 1.0% to $68.8 million for the nine months ended September 30, 1999 compared to $68.1 million for the same period in 1998. The slight increase was due to the dividends accrued on the Series F Preferred Stock that was issued in August 1998. The increase was offset by conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into common stock in July and August of 1998. Additionally, the Company recorded a preferred stock dividend charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

EBITDA Before Certain Charges

         EBITDA before certain charges, as defined below, increased $22.1 million to $37.4 million for the nine months ended September 30, 1999 compared to $15.4 million for the same period in 1998. The integration of recent acquisitions contributed to improved EBITDA before certain charges as a result of consolidating sales forces and introducing the Company's products into additional markets. Gross margin, inclusive of network expenses, facilities administration and maintenance expenses and cost of goods sold, increased to $241.4 million for the nine months ended September 30, 1999 compared to $177.6 million for the same period in 1998 as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. In addition, the Company has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products. Partially offsetting the favorable increase in gross margin was a $41.8 million increase in selling, general and administrative expenses. The Company has made significant strides in restructuring back-office and administrative functions and has integrated its information systems and resources. In addition, the business restructuring and integration program has yielded benefits by eliminating redundant costs associated with rationalizing and integrating the acquired business. However, the Company's core growth strategy and accelerated growth in its managed Web site and application hosting business required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses.

         EBITDA before certain charges consists of earnings (net loss before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principals and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

Liquidity and Capital Resources

         The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Cash payments for capital assets for the Company were approximately $398.0 million and $338.1 million for the nine months ended September 30, 1999 and 1998, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, (iii) connection of additional buildings and customers to the Company's networks, and (iv) continued expansion of data centers related to the development of the Company's managed Web site and application hosting services.

         The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five years. The Company expects to continue to experience negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks and managed Web site and application hosting facilities. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

         As more fully disclosed in Note 3 to the Condensed Consolidated Financial Statements, the Company sold $300.0 million principal amount of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes in a private placement transaction on February 24, 1999. Net proceeds to the Company amounted to approximately $488.4 million from both issuances. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes and can only be used to fund up to 80% of the cost of acquiring or constructing telecommunications related assets. The proceeds from the offering of the 12.25% Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

         In August 1999, the Company's managed Web site and application hosting subsidiary, Digex, sold 11.5 million shares of its Class A Common Stock in an initial public offering. The shares sold represent approximately 18.7% of the aggregate number of shares of Digex Common Stock outstanding. However the Company retains a 97.8% voting interest in Digex. The net proceeds from the Digex offering were approximately $179.2 million and can be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

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

Project and State of Readiness

     The Company has developed a five-phase plan that is designed to assess the impact of the Year 2000 issue on its information technology ("IT") and non-information technology ("Non-IT") and remediate as necessary the non-compliant components. The table below represents management's best estimates of the status of each phase of the Year 2000 program with respect to the mission-critical and non-mission-critical IT and Non-IT systems as outlined below. The percentages indicate management's best estimate of completion as of September 30, 1999.


           ------------------------------------------------------------------------------------- ------------------
                     Phase Completion                IT            Completion          Non-IT    Completion
           ------------------------------------------------------------------------------------- ------------------
           I.        Preliminary Activity            100%          12/31/97            100%      12/31/97
           ------------------------------------------------------------------------------------- ------------------
           II.       Problem Determination           100%          9/30/98             100%      5/31/99
           ------------------------------------------------------------------------------------- ------------------
           III.      Plan Complete & Resources       100%          6/30/99             100%      6/30/99
                     Committed
           ------------------------------------------------------------------------------------- ------------------
           IV.       Operational Sustainability      80%           11/30/99            85%       11/30/99
           ------------------------------------------------------------------------------------- ------------------
           V.        Fully Compliant                 75%           11/30/99            85%       11/30/99
           ------------------------------------------------------------------------------------- ------------------

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

         Phase II  Problem Determination
         In this phase the Company performed an inventory and assessment to determine which portions of its hardware and software would have to be replaced or modified in order for its networks, office equipment and information management systems to function properly after December 31, 1999. Such determinations were based in part on representations made by hardware and software vendors as to the Year 2000 compliance of systems utilized by the Company. However, there can be no assurances that any vendor representations received by the Company were accurate or complete. The Company also conducted a risk assessment to identify those systems whose failure would be expected to result in the greatest risk to the Company's business. As of September 30, 1999, Phase II of the plan was 100% complete with respect to both IT and Non-IT. However, much of the network equipment is located outside of the Company's headquarters, and there can be no assurance that all mission critical equipment has been inventoried and assessed.

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

         Phase IV  Operational Sustainability
         The Company is actively engaged in Phase IV, utilizing both internal and external resources to reprogram, or replace, and test certain components of its networks and information processing systems for Year 2000 compliance and scheduling the installation of other necessary hardware and software upgrades. Although the Company intends to conduct tests to ensure the equipment is Year 2000 compliant, it will focus primarily on those systems whose failure would pose the greatest risks to the Company's operations. There can be no assurance that the Company has identified all mission-critical IT or Non-IT systems. The Company will likely not test all of its equipment and will rely upon vendor representations, if received, where tests are not conducted. There can be no assurance that any vendor representation will be accurate or complete. As of September 30, 1999, Phase IV of the plan was 80% complete for IT and 85% complete for Non-IT. The Company expects to complete Phase IV by November 30, 1999.

         Phase V Fully Compliant
         The Company plans to be fully compliant on mission-critical components no later than November 30, 1999, which is prior to any anticipated impact on its operating systems. Though the majority of the work was completed as of September 30, 1999, there are elements that will not be completed (Phase V) until the fourth quarter of 1999 primarily due to limited availability of compliant software and hardware and prioritization of mission critical systems. As of September 30, 1999, the Company estimates that its compliance efforts are approximately 75% complete for IT and 85% complete for Non-IT.

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

         A summary of historical and estimated costs for the Year 2000 project are listed below (in millions):

                                                              External              Internal
                                                              --------------------- ------------
                  Historical through September 30, 1999          $ 9.4                 $ 2.3
                  Estimated for remainder of 1999                  5.0                   3.0
                                                              --------------------- ------------
                     Total                                       $14.4                 $ 5.3

                                                              Software/Hardware
                                                              -----------------------
                  Historical through September 30, 1999          $ 6.7
                  Estimated for remainder of 1999                  1.0
                                                              -----------------------
                      Total                                      $ 7.7


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

         The Company believes that its critical systems will be Year 2000 compliant before January 1, 2000. The Company formed an Executive Steering Committee ("ESC"), which is comprised of senior management of the Company. The ESC meets semi-monthly to review the status of the Year 2000 program, facilitate issues and provide direction to the Company.

         Having identified the mission-critical systems of the Company and its key suppliers, and the associated risks of failure to ensure that those systems are Year 2000 ready, the Company is in the process of devising contingency plans which will be implemented in the event any such systems are not Year 2000 compliant in a timely manner. Business continuity plans are under development by the Company and will be ready for implementation during the fourth quarter of 1999.

Information Regarding Forward-Looking Statements

         The information set forth above in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties including, but not limited to, the demand for the Company's services, the ability of the Company to successfully implement its strategies, each of which may be impacted by, among other things, economic, competitive or regulatory conditions and the ability of the Company to successfully complete its Year 2000 remediation project. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K report for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. The Company undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.


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

         On August 20, 1999, the Company entered into an agreement to acquire certain assets of the Entier Corporation ("Entier") for total consideration of approximately $2.2 million (including the assumption of $0.9 million of liabilities). The purchase price was paid by issuing 60,117 shares of the Company's common stock (the "Entier Shares") valued at approximately $1.3 million. Fifty percent of the Entier Shares were placed in an escrow account to be distributed after August 2000, pursuant to the terms of the asset acquisition agreement. The Entier Shares were issued pursuant to an exemption from registration provided for under Section 4 (2) of the Securities Act of 1933, as amended.

ITEM  3.  Defaults Upon Senior Securities

         None.

ITEM  4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM  5.  Other Information

         None.


ITEM  6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Number         Exhibit
------         -------

3.1 Restated Certificate of Incorporation of the Company, together with all amendments, thereto. Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed with the SEC on June 16, 1998 (No. 333-56939) is incorporated herein by reference.
3.2            By-laws of the Company, together with all amendments, thereto.
               Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed with the Commission on November 8, 1993 (No. 33-69052) is incorporated herein by reference.
27.1           Financial Data Schedule (For SEC Use Only)

         (b) Reports on Form 8-K

The following reports on Form 8-K of the Company were filed during the third quarter of 1999:

         The Company filed a Current Report on Form 8-K, dated July 30, 1999, reporting under Item 5 the issuance of the press release announcing the initial public offering of Class A Common Stock of the Company's managed Web site and application hosting subsidiary, Digex, Incorporated. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         The Company filed a Current Report on Form 8-K, dated August 5, 1999, reporting under Item 5 the issuance of a press release discussing the second quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999


                                             INTERMEDIA COMMUNICATIONS INC.
                                                      (Registrant)

                                                 /s/ Jeanne M. Walters
                                                 ---------------------
                                                    Jeanne M. Walters
                                             Vice President, Controller and
                                                Chief Accounting Officer