Form 10-K
period 1999-12-31
INTERMEDIA COMMUNICATIONS INC
filed 2000-03-21
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 0-20135

                         INTERMEDIA COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                                 59-2913586
(STATE OR OTHER JURISDICTION OF                                                     (EMPLOYER
INCORPORATION OR ORGANIZATION)                                                 IDENTIFICATION NUMBER)

                             3625 QUEEN PALM DRIVE
                              TAMPA, FLORIDA 33619
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 829-0011

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.01 per share.
             Rights to purchase units of Series C Preferred Stock.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates(1) of the registrant on February 14 , 2000: $1,955,396,394

     As of February 14, 2000 there were 52,617,646 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF 10-K INTO WHICH INCORPORATED
                          --------                            ------------------------------------
Proxy Statement relating to registrant's                                    Part III
Annual Meeting of Stockholders to be held on May 25, 2000

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

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................     1
Item 2   Properties..................................................    27
Item 3   Legal Proceedings...........................................    28
Item 4   Submission of Matters to a Vote of Security Holders.........    28
                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    29
Item 6   Selected Financial and Other Operating Data.................    30
Item 7   Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................    32
Item 7A  Quantitative and Qualitative Disclosure About Market Risk...    45
Item 8   Financial Statements and Supplementary Data.................    46
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    46
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........    46
Item 11  Executive Compensation......................................    46
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    46
Item 13  Certain Relationships and Related Transactions..............    46
                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................    47
         Signatures..................................................    52
         Glossary....................................................    53

                                     PART I

     References in this report to "the Company," "Intermedia," "we," or "us" mean Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires. Certain terms used herein are defined in the Glossary which begins on page 53. This report contains certain "forward-looking statements" concerning Intermedia's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW

     Intermedia operates in two business segments. Through its Integrated Communications Services segment, the Company provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data , local and long distance, and systems integration services to approximately 90,000 business and government customers throughout the United States. Digex, a publicly-traded subsidiary of the Company, ("Digex") is a leading provider of managed Web hosting services to businesses operating mission-critical, multi-functional Websites. Intermedia's integrated service portfolio allows the Company to meet the sophisticated telecommunications needs of its business customers and maximizes its network efficiencies.

     As of December 31, 1999, Intermedia is:

     - a Tier One Internet service provider through its nationwide data network of 69 points-of-presence, as well as peering arrangements with the world's largest ISPs. Intermedia is currently upgrading its network with an OC-48 fiber optic backbone to service the increasing bandwidth requirements of its customers;

     - the fourth largest nationwide frame relay provider in the United States (based on frame relay revenues) with 185 data switches installed, 48,973 frame relay nodes in service and 881 network-to-network interfaces ("NNIs") deployed with many leading communications companies, including BellSouth, US West, Sprint, GTE, Bell Atlantic, Ameritech, SBC and SNET;

     - through Digex, a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies, with state-of-the-art data centers strategically positioned on the east and west coasts of the United States;

     - the largest provider of building centric telecommunications services in the United States with in-building distribution networks in 650 class A commercial office buildings representing approximately 195 million square feet in major metropolitan areas, and access rights to more than 12,800 additional properties nationwide;

     - the largest independent provider of competitive local services in the United States (based on revenues) with 501,094 local access line equivalents in service, 29 voice switches and 1,457 sales and sales support staff in 64 cities throughout the United States. Intermedia recently introduced its unifiedvoice.net(SM) service, which provides integrated local and long distance with high speed Internet access over a common access facility and on a single bill to small and medium size businesses; and

     - a leading provider of systems integration services in the United States. Intermedia engineers, installs, operates and maintains business telephony customer premise equipment for its customers from leading vendors, including Nortel and NEC.

     The Company is able to directly address a $100 billion telecommunications market opportunity. Intermedia believes that it has a substantial business opportunity due to the following industry dynamics: (i) business customers are demanding integrated telecommunications service offerings; (ii) data and internet services are growing more rapidly than voice services; (iii) the demand for value-added differentiated applications and telecommunications solutions is increasing; and (iv) regulatory initiatives are creating enhanced opportunities for competitive entrants.

     Intermedia's mission is to be the premier provider of integrated data and voice communications solutions to business customers. To achieve this objective, Intermedia's strategy focuses on the following key principles: (i) deliver fully integrated service solutions, including data (frame relay, ATM, Internet connectivity and managed Web site and application hosting) and voice (local and long distance) to business customers over a network that it controls from end to end; (ii) concentrate sales and marketing efforts on high growth, high margin service offerings, including Internet, local access and managed Web site and application hosting; (iii) target communication-intensive small and medium size businesses in geographic markets with dense concentrations of corporate customers; (iv) deploy a network infrastructure that drives customer responsiveness, facilitates service innovation and supports service customization; and (v) strive to become a low-cost provider of telecommunications services by deploying capital efficiently, controlling costs and leveraging marketing partnerships to expand channels of distribution and efficiently add traffic on its network at low marginal cost.

THE COMPANY'S COMPETITIVE STRENGTHS

     Intermedia has core competencies in data and Internet. The Company's data network is pervasive -- consisting of 185 data switches, 881 NNIs interfaces, 48,973 frame relay nodes, 69 Internet points-of-presence and 49,523 fiber miles. The Company's network enables it to provision nationwide frame relay, ATM and Internet related services and to take advantage of several of the highest growth segments in the telecommunications industry.

     Intermedia offers a fully integrated portfolio of service offerings. Intermedia's integrated service offerings (including, enterprise data solutions, Internet connectivity, private line data, managed Web site and application hosting, and local and long distance) enable the Company to provide comprehensive end-to-end integrated services, thereby managing its customer's total telecommunications requirements. The Company's integrated approach results in higher revenue per customer, improved gross margins, lower customer acquisition costs and lower churn.

     Intermedia has a leading and rapidly growing managed Web site and application hosting business. With approximately 2,300 dedicated Windows NT and Unix-based servers on-line as of December 31, 1999, Digex delivers mission critical managed Web site and application hosting solutions to large corporations and internet companies. The scaleability of its systems allows Digex to differentiate itself from competitors, by rapidly and cost-efficiently implementing and expanding its customers' Web site hosting initiatives. Digex provides Intermedia with a platform to take advantage of the rapid growth in the managed Web site and application hosting market, projected to increase from $875.0 million in 1998 to approximately $14.6 billion in 2003.

     Intermedia has the largest building centric telecommunications business in the United States. Through the Company's contracts with Real Estate Investment Trusts ("REITs") and landlords of large office buildings throughout the country, Intermedia owns and operates in-building distribution networks in 650 class A commercial office buildings. Intermedia also has access rights to more than 12,800 additional properties across the United States. These key access points enable the Company to cost effectively and efficiently sell and provision its integrated telecommunications offerings to high concentrations of small and medium size business customers in major metropolitan areas. This "building-centric" approach, which the Company operates under Intermedia's Advanced Building Networks brand, allows customers to benefit from a broad service offering without the expense and risk of deploying their own telecommunications equipment.

     Intermedia benefits from strategic partnerships and alliances. As a result of the Company's ability to provision nationwide data services, Intermedia has been selected as a preferred provider for out-of-region data services by several incumbent local exchange carriers, including Bell Atlantic, US West and Ameritech. The Company also has partnerships for provisioning nationwide data services with SBC, BellSouth, Williams and NTT America. These relationships provide the Company with an extended sales channel for its high-margin data services, including Internet access, frame relay and ATM. In addition, Intermedia's strategic alliances with NorthPoint Communications ("Northpoint") and Rhythms NetConnections provide the Company with accelerated access to the most extensive DSL deployment in the United States and position the Company to provide its customers with value-added broadband data services while minimizing Intermedia's capital requirements.

     Intermedia's "smart build" network strategy allows it to control the key strategic elements of its network. Owning the intelligent components of its network, including switches, customer connections, building entries and other "first mile" elements, allows the Company to be responsive to customer needs and enhances the utilization of the Company's network. This strategy also allows Intermedia to pursue success based capital deployment, adding revenue producing customers before incurring the costs and risks of build-out.

RECENT DEVELOPMENTS

     Public Offering of Our Managed Web Site and Application Hosting
Subsidiary. In August 1999, Digex, our managed Web site and application hosting subsidiary, sold 11.5 million shares of its Class A common stock in an initial public offering. The net proceeds from the offering were approximately $178.9 million and may be used by Digex to purchase telecommunications related assets due to restrictions in our debt instruments.

     In February 2000, Digex completed a second public offering of 12,650,000 shares of its Class A Common Stock. Pursuant to that offering, Digex offered 2,000,000 shares of its Class A common stock, and the Company sold 10,650,000 shares of Digex Class A common stock it then owned. The shares of Class B common stock of Digex sold by the Company automatically converted into shares of Digex class A common stock at the closing of the offering. As a result, the Company now owns approximately 62.0% of the outstanding Digex common stock. However, since each share of Digex Class B common stock has ten votes and each share of Digex Class A common stock has one vote, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds to the Company were approximately $913.8 million and will be used to reduce the Company's outstanding debt and to purchase telecommunications related assets.

     Credit Facility. On December 22, 1999, Intermedia secured a five-year $100.0 million Revolving Credit Agreement (the "Credit Agreement") with Bank of America N.A., the Bank of New York, and Toronto Dominion (Texas), Inc. The Revolving Credit Facility ("Credit Facility") may be repaid and reborrowed from time to time in accordance with the terms and provisions of the agreement and is guaranteed by each of the Company's subsidiaries. The Credit Facility is also secured by a pledge of the stock of each of the Company's subsidiaries, and is secured by substantially all of the assets of the Company and its subsidiaries. In addition, Intermedia recently received a commitment from the banks to increase the size of the Credit Facility, although it is under no obligation to do so.

     In January 2000, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex, of which $85.0 million was paid in cash and $15.0 million was paid in the form of equipment credits from Compaq. Digex also entered into strategic development agreements and joint marketing arrangements with both companies.

     In February 2000, an affiliate of Kohlberg Kravis Roberts & Co. ("KKR") made a $200 million equity investment in the Company in a private placement transaction. At closing, two representatives of KKR joined the board of directors of Intermedia. The proceeds from this investment will be used for general corporate purposes, including the funding of working capital and the purchase of telecommunications assets.

SERVICE OFFERINGS

     The Company operates its business through two reportable business segments:
Integrated Communications Services and Digex. The Integrated Communications Services segment provides three groups of service offerings to business and government customers. Digex is a separate public company, which provides managed Web site and application hosting services to large companies and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. The discussion below contains a summary description of the Digex business segment. Additional information about the business of Digex can be found in Digex's Annual Report on Form 10-K for the year ended December 31, 1999.

     Intermedia offers one of the most comprehensive telecommunications service portfolios in the industry. The Company's integrated portfolio of services fall into three major categories: (i) data, Internet and Web hosting, which includes frame relay, ATM, high speed Internet, dedicated private line (interlata and intralata), and managed Web site and application hosting services; (ii) local access and voice, which includes local exchange and interexchange (long distance); and (iii) integration services, which include the design, installation, sale and on-going maintenance of customer premise equipment such as private branch exchanges ("PBXs") and key systems.

     Intermedia's current and prospective customers demand quality telecommunications services with simplified vendor interfaces and highly cost-effective solutions to solve their complex communications challenges. By offering an integrated package, Intermedia believes it can access a larger market, improve customer retention, achieve higher total margin, leverage its sales force and deployed capital, and reduce the cost of acquiring new customers.

     The Company's service offerings are more fully described below:

  Data and Internet

     Intermedia's data services are provided over its frame relay, ATM and Internet Protocol ("IP") based networks. These services enable customers with multiple business locations to economically and securely transmit large volumes of data from one site to another. All of the customer's locations, whether domestic or international, are monitored by the Company and can be serviced through Intermedia's own facilities or through use of interconnected networks.

     As the fourth largest frame relay provider in the United States, Intermedia provides end-to-end guaranteed performance of a customer's entire network, including the local loop. Intermedia is able to extend this level of guaranteed performance since it has one of the most highly distributed frame relay networks in the United States, extending the self-healing benefits of frame relay to most first, second, and third tier cities throughout the nation. At December 31, 1999, Intermedia served 48,973 frame relay nodes across a nationwide network utilizing 185 data switches and 881NNIs.

     Intermedia's ATM services provide business customers with greater network capacity; bandwidth on demand to support high-speed applications; broader, more universal and flexible connectivity; universal application support to enable a single architectural solution for data, voice and video; and cost efficiencies that enable network growth and architectural scalability. These services are designed for high capacity customers requiring the flexibility of serving single or multiple locations from one originating location.

     Intermedia is also well positioned to continue to capitalize on the rapidly growing Internet services segment of the communications market. Intermedia is a nationally recognized Tier One service provider of Internet connectivity and application services. (Tier One providers are generally recognized as those companies that own and operate their own national IP backbones which have both public and private peering arrangements, allowing the delivery of IP traffic to other Tier One Internet providers.) Intermedia has value-added applications such as on-site firewall installation and integration, IP enabled faxing capabilities, and other Web-enabled administrative support tools such as Web based email systems and high speed connectivity. In addition, in the third quarter of 1999, the Company began expanding its capacity to its Internet backbone to OC-48 to serve the increasing bandwidth requirements of its business customers, placing Intermedia in a select group of communications companies with a backbone of this size.

  Digex Web Hosting Segment

     Through Digex, the Company is a leading and rapid growing provider of managed Web site and application hosting services to large corporations and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. The Company provides the hardware, software, network technology and systems management necessary to provide its customers with comprehensive, managed Web site hosting and application outsourcing solutions. Digex also provides related enterprise services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. With state-of-the-art data centers strategically positioned on the east and west coasts of the United States, Digex provides hands-on technical expertise, proactive customer service/support and value-added solutions to companies with specialty Web-intensive needs. Digex provides such services and expertise necessary to ensure secure, scalable, high-performance operations of mission-critical Websites and applications 24 hours a day. As of December 31, 1999, Digex was managing approximately 2,300 Windows NT and UNIX-based web servers.

     In 1999, the Company's data, Internet, and Web hosting services accounted for approximately 39.9% (or approximately $361.5 million) of Intermedia's total revenue, compared to approximately 36.7% (or approximately $261.4 million) of total revenue in 1998. According to industry sources, the market for Internet, frame relay and ATM transport services will total nearly $15.5 billion by 2000, of which Internet services will represent 50%, or $7.7 billion. Further, the Web hosting market is predicted to increase to $14.6 billion in 2003. There can be no assurance, however, that such market growth will be realized or that the assumptions underlying such projections are reliable. For financial reporting purposes, the Company combines its operations in Web hosting with its data and Internet services.

  Local Access and Voice

     Intermedia's local exchange services are built around a key service bundle comprised of full-featured local dial tone, integrated long distance services and Internet access. Combining these services over a single wide-band facility enables Intermedia to increase its revenue generating product mix without having to acquire additional transport facilities, providing a more integrated and therefore more valuable service package for its target customers. The Company recently introduced its unifiedvoice.net(SM) service, which provides integrated local and long distance with high speed Internet access over a common access facility and on a single bill to small and medium size businesses.

     Intermedia has offered long distance services since December 1994. Long distance services include outbound service, inbound (800 or 888) service, and calling card telephone service. In 1999, local access and voice accounted for approximately 45.7% (or approximately $414.2 million) of the Company's total revenue, compared to approximately 49.1% (or approximately $350.1 million) of total revenue in 1998. Intermedia believes the revenue from local access and voice services will continue to grow through the introduction of new service and service enhancements, as well as increased penetration within existing markets and entry into new geographic markets.

  Integration Services

     As part of its integration services, the Company engineers, installs, operates and maintains PBXs, key systems and other customer premise communications equipment for thousands of customers nationwide, developing specialized solutions for customers' specific telecommunications needs. Intermedia believes such services increase the level of linkage with the customer, thereby increasing value that Intermedia delivers to its customer. Target customers for integration services include medium to large commercial businesses, hotels, government agencies and hospitals. The Company believes the demand for integration services will continue to grow as businesses take advantage of emerging technologies and increasingly leverage communications service. In 1999, integration services accounted for approximately 14.4% (or approximately $130.3 million) of the Company's total revenue, compared to 14.2% (or approximately $101.4 million) of total revenue in 1998.

MARKETS SERVED

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

                                                                   UNITED STATES
                                                                    COMPETITIVE
                                                                TELECOMMUNICATIONS
                                                                MARKET OPPORTUNITY
                                                              1999 COMPANY ESTIMATES
                                                              -----------------------
                                                                   (IN MILLIONS)
Enhanced Data Services(1)...................................         $  3,000
Local Exchange Services(2)..................................           94,000
Access Services.............................................           38,500
Interexchange Services......................................          101,500
                                                                     --------
          Total Market Size.................................         $237,000
                                                                     ========

---------------

(1) Enhanced Data Services do not include Internet and managed Web site and application hosting services market size data. This estimate represents frame relay and ATM services only.
(2) The Company is currently permitted to offer these services in 38 states and the District of Columbia.

     The market sizes set forth in the above table are not intended to provide an indication of the Company's total addressable market or the revenue potential for the Company's services. Intermedia has obtained all certifications necessary to permit the Company to provide local exchange service in 38 states and the District of Columbia. In addition, the Company's ability to offer services in its territory is limited by the size and coverage of its network. The Company derives its addressable market estimates by multiplying the total national market size estimated above by the percentage of the population (as derived from U.S. Census Bureau information) residing in the Company's market areas. This estimate assumes that per capita telecommunications services usage is the same in various regions of the United States. The Company estimates that its addressable market, computed under this methodology, is approximately $100 billion.

     Digex has a large and diverse customer base ranging from Fortune 50 companies to small and medium-size businesses that rely heavily on the Internet. Its customers are primarily in the United States, total over 550, and cover most major industries, including financial services and insurance, media and entertainment, manufacturing, retail and distribution, technology and communications healthcare, travel and hospitality and governmental agencies.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Financial information about the Company's business segments for each of the last three fiscal years is provided in Footnote 15 to the consolidated financial statements of the Company provided elsewhere in the Annual Report on Form 10-K.

SALES, MARKETING AND SERVICE DELIVERY STRATEGY

     The Company builds long-term relationships with its customers by providing a broad portfolio of integrated services, and by leveraging one or more of its services into a partnership with the customer in which Intermedia becomes the single source provider of all of the customer's telecommunications needs.

     Intermedia approaches the market through segmentation of its addressable markets -- defining clusters of potential customers with similar needs that can be addressed profitably by the Company. By tailoring solutions to select market segments, rather than selling services at large, Intermedia endeavors to create value for its customers and a distinct advantage for itself.

     Intermedia focuses on five major market categories:

          Enterprise Business Segment. These businesses generate significant amounts of data and voice communications traffic, and include financial service firms (e.g., banks, securities/brokerage firms, insurance companies, real estate companies, etc.), retail stores and call center operations, and have needs for multi-location data networks.

          Small Multi-Application Businesses. Intermedia targets small and medium sized businesses in information intensive industries (e.g., professional services, light manufacturing, etc.) that have relatively high telecommunications usage ($10,000 to $100,000 per year). Management believes these customers are easy to identify, typically make purchasing decisions locally, and recognize the value of quality integrated communications technology in their businesses. These customers have also shown a preference for a single bill and single point of contact for their communications needs.

          Tenants of Large Commercial Office Buildings. Intermedia targets high concentrations of business customers in locations where network, labor, and selling efficiencies can make Intermedia the low cost provider of telecommunications services. These high concentrations are found in multi-tenant commercial office buildings (200,000 square feet and larger) in major metropolitan areas. Customers benefit from the breadth of data and voice services offered through Intermedia's on-site facilities and technical staff -- without the expense, risks and responsibilities of direct ownership of high technology equipment. To access this market efficiently, the Company obtains contracts with REITs and other landlords of class A office buildings to provide telecommunications services to business tenants throughout the country. This "building centric" approach, which operates under Intermedia's Advanced Building Networks brand, provides a cost effective platform for the Company to acquire business customers.

          Strategic Partners. This category is represented by the partnering arrangements Intermedia has with communications companies such as Bell Atlantic, US West, Ameritech, Williams, and NTT America, as well as the informal alliances it has with BellSouth and SBC to provide enhanced data service to their customers. The result is an integrated extension of the operational and service delivery functions of Intermedia and its partners, all transparent to the end user customer. Intermedia benefits from the reduced cost of acquiring customers through an indirect, extended sales channel, while the partners benefit from expanding their product portfolios.

          Internet Service Providers. Intermedia's goal is to target Internet service providers and other aggregators of Internet services, focusing on the top 100 Internet service providers that connect into Intermedia's IP and voice network.

     As the Company enters a market, the sales force has clearly defined geographic boundaries based on the margins attainable from delivering the Company's integrated services. Intermedia's sales force is compensated with higher incentives when they sell higher margin services and when they sell a bundled package offering. Sales agents are also compensated for referrals to other Intermedia marketing specialists which result in sales of additional services. Intermedia's sales force is backed by highly experienced technical personnel, including sales engineers and project managers, who are deployed throughout Intermedia's service territory. Intermedia's service delivery staff is organized around the delivery of total solutions to each customer. This includes the proper coordination of service components provided by supporting vendors, the preparation of the customer's site, if needed, and the installation, testing and delivery to the customer of the service solution. Thereafter, Intermedia monitors and maintains the quality and integrity of the service through its customer service and technical support staff, available 24 hours per day, 365 days per year. Services are monitored at locations in Tampa, Florida; Albany, New York; and suburban Washington, D.C.

     The Company is creating a culture of cross-selling because it recognizes the benefits of increasing revenues faster than costs and increasing customer loyalty. Management believes there is also a greater likelihood of customer loyalty when the customer uses multiple services. In all cases, Intermedia utilizes its initial service relationship with a customer to cross-sell the other components of its fully integrated services portfolio.

     To reach its targeted customers, Intermedia will continue to introduce new service offerings and further penetrate markets previously accessed. Intermedia expects to continue to gain market share by following its segmentation approach and focusing on the geographic areas where it can attain critical mass and economies of scale.

     Digex focuses on market segments that have a high propensity to outsource and to deploy complex, mission-critical Web sites. Services are sold directly through a highly skilled professional sales force and through referrals received through an extensive network of business partners. The direct sales force consisted of 70 experienced, quota-bearing sales representatives as of December 31, 1999. The sales force is organized into three units major accounts, mid-market/Web centric, and alternate channel. The major accounts unit focuses on Fortune 2000 companies. The mid-market/Web centric unit addresses the large and growing number of mid-size businesses requiring mission-critical hosting services. The alternate channel sales group works closely with Digex's extensive network of business alliance partners.

NETWORK STRATEGY

  Transport and Access

     As one of the earliest implementors of a "smart build" strategy, Intermedia focuses its capital deployment on the areas of its infrastructure that it believes will provide the highest revenue and cash flow potential and the greatest intercity long-term competitive advantage. This prudent capital deployment strategy, which has been applied to its metro and intercity networks, has provided Intermedia with a high level of revenue per dollar of gross telecommunications equipment, achieving revenue of $0.48 per dollar of gross telecommunications equipment (calculated as an average of gross telecommunications equipment balances as of the year ended December 31, 1998 and
1999) for the year ended December 31, 1999.

     In general, Intermedia believes that owning the intelligent components of the network, including switches (optical, IP, voice), customer connections, building entries and other "first mile" elements, allows the Company to be responsive to customer needs and enhances the utilization of the Company's network. Intermedia believes that its deployment of switching technology and advanced network electronics enables the Company to better configure its network to provide cost-effective and customized solutions to its customers.

     In cases where the Company believes ownership of the network is not mandatory, Intermedia utilizes leased facilities to:

     - meet customers' needs more rapidly;

     - improve the utilization of Intermedia's existing network;

     - add revenue producing customers before building out network, thereby reducing the risks associated with speculative network construction or emerging technologies; and

     - focus capital expenditures in areas where network construction or acquisition will provide a competitive advantage and clear economic benefit.

     In those markets where Intermedia chooses to deploy broadband fiber, the Company's strategy is to deploy these network facilities to reach two sets of targets:

     - the ILEC central offices to which the majority of that market's business access lines connect; and

     - the office buildings, office parks or other such high concentrations of business access lines and potential business customers.

     Intermedia chooses to build collocation space only in the highest customer density ILEC central offices. This allows Intermedia to derive the maximum benefit from changes in the regulatory environment (i.e. access to Unbundled Network Elements and Enhanced Extended Loops), as well as enables Intermedia to utilize new technologies such as Digital Subscriber Line to drive down access costs. In addition, on high volume intercity routes, Intermedia will increasingly migrate services to owned fiber, using Dense Wave Division Multiplexing equipment (DWDM) to drive economies of scale and enable rapid capacity upgrades. This approach allows the Company to expend the least capital to reach the greatest number of customers and prospects. Facilities constructed in this manner may also be combined with facilities leased from another provider.

     As of December 31, 1999, the Company had fiber optic networks in service in 14 major markets, including Orlando, Tampa/ St. Petersburg, Miami, and Jacksonville, Florida; Atlanta, Georgia; Cincinnati, Ohio; Raleigh-Durham, North Carolina; Huntsville, Alabama; and St. Louis and Kansas City, Missouri; New York, New York; Chicago, Illinois; and Houston and Dallas, Texas; with a smaller fiber optic presence in certain secondary markets, including Daytona, Ft. Lauderdale, Gainesville, Pensacola, Tallahassee, and Winter Park, Florida. Intermedia's city-based networks generally are comprised of fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. Intermedia continues to expand these networks as needed to reach customers and targeted ILEC central offices.

  Switching

     The Company has undertaken a significant network expansion to satisfy the demands of its market driven growth in data and voice offerings, and has deployed resources, primarily switching equipment, to develop an extensive network to provide these services. By year end 1999, Intermedia completed the deployment of a fully meshed network of Nortel DMS 500 voice switches, enabling the Company to deliver local and long distance services in most major markets throughout the United States. As of December 31, 1999, Intermedia's network infrastructure included 29 voice switches and 501,094 local access line equivalents ("ALEs") in service.

     Intermedia's data services are provided over its frame relay, ATM and IP based networks. Data, Internet, and Web hosting services include specialized communications services for customers needing to transport various forms of digital data among multiple locations. As of December 31, 1999, Intermedia had deployed a network of 185 Frame Relay and ATM data switches, which support 48,973 frame relay nodes. Intermedia pioneered the interconnection of its frame relay network with those of the ILECs, allowing pervasive, cost-efficient termination for its customers. The Company has implemented 881 NNIs, including those with BellSouth, US West, Sprint, GTE, Bell Atlantic, SBC, Ameritech and SNET. Intermedia has such NNIs in over 90% of the nation's Local Access Transport Areas ("LATAs"). A LATA is a geographic area in which a local exchange carrier is permitted to offer switched telecommunications services, including long distance (local toll).

     Intermedia believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. Intermedia has deployed, and continues to integrate, network monitoring and control tools to insure high levels of service quality and reliability. Among these, Intermedia's ViewSPAN(SM) service allows the Company and its frame relay network service customers to have full end-to-end visibility of network performance, even across interconnections with other carrier's networks.

     As of December 31, 1999, the Company had deployed 69 IP points-of-presence. Each of these points-of-presence typically consists of a series of Cisco GSR 12000 and Cisco 7206VXR routers, which are interconnected via fiber at OC-3, OC-12 and/or OC-48 speeds. In addition, 34 IP enabled ATM switches have been deployed throughout the United States, the majority of which are connected directly to the Company's IP backbone. This, in addition to the nationwide deployment of frame relay switches, allows Intermedia to deploy integrated communications services quickly and efficiently, at speeds much greater than traditional networks. Also, Intermedia has begun deploying DWDM equipment, which allows for the rapid deployment of additional bandwidth by simply inserting cards into equipment, requiring no field or outside plant engineering work to increase network capacity.

     Intermedia also has a significant asset in its public and private peering arrangements with all of the major Tier One Internet service providers and others. These peers are spread over the country between the metro areas of Washington, San Francisco, Dallas, Chicago, New York, Los Angeles and Atlanta, allowing efficient delivery of traffic to the Internet.

TECHNOLOGY DIRECTION

     The Company's telecommunications equipment vendors actively participate in planning and developing electronic equipment for use in Intermedia's network. The Company does not believe it is dependent on any single vendor for equipment, choosing to work instead with a number of the major vendors as strategic partners in order to develop and exploit new technology. Due to this approach, Intermedia's research and development expenditures are not material.

     Intermedia has deployed a fiber optic backbone network that is being upgraded to allow all network applications, data and voice, to be carried over a single infrastructure utilizing an IP based architecture. Intermedia believes that extending IP based transport and switching to the edges of its network will provide for both economic advantage and innovative service offerings. A single access circuit carrying data and voice traffic in packets from the customer location to the Intermedia network can replace several less efficient circuits. Once a packet reaches the Intermedia network, it can be efficiently switched and transported through the IP backbone network, and converted by strategically placed gateways only when needed to interface with the public telephone network.

     Intermedia expects to continue to realize economies of scale on its intercity network having completed the deployment of its local and long distance voice switches to serve its rapidly growing customer base, and by combining long distance voice traffic between switches with intercity enhanced data and Internet traffic on common transport facilities. Intermedia already uses its extensive ATM backbone network to transport its long haul frame relay, and increasingly, voice traffic which is delivered via Intermedia's network of Nortel DMS 500 switches. Over the next few years, Intermedia expects IP to become the protocol of choice, through mechanisms such as Multi Protocol Label Switching (MPLS), with ATM becoming dominant at the edge of the network.

     By the end of 2000, Intermedia plans to deliver a new class of voice services which utilize data protocols ("packet/cell switching") to deliver voice traffic over Intermedia's network. Intermedia believes that deployment of its packet/cell switching network will allow it to achieve a cost of service advantage over the incumbent telephone companies, whose substantial size advantage over Intermedia is offset in part by the costs, time, operational difficulty, and inherent challenges that they would have to overcome to replace their entire network fabric with one such as Intermedia's integrated platform. However, the timing of such offering will depend on a number of factors, including the maturation of industry standards and the regulatory environment, and no assurance can be given that the Company will not experience delays in launching this new product offering. These services will provide a competitive service offering to customers seeking a more cost-efficient and flexible alternative to voice services provided over traditional circuit switched telecommunications networks. Intermedia believes that packet/cell switching networks will displace a significant portion of the national telecommunications market that is currently served over traditional circuit switched networks. Intermedia believes this new service offering, when implemented, will accelerate its penetration of the traditional voice services market and provide improved returns on its network investment.

INFORMATION SYSTEMS

     Intermedia believes the customer experience and the breadth and quality of its services will differentiate it in the industry. The Company has addressed this by implementing web based, customer facing applications which are standards driven for interoperable communications with customers, partners, and staff. Intermedia's business processes, including accepting a service order, implementing the service, providing ongoing technical and customer support and invoicing and collecting payment for the service are a highly repetitive, data-oriented set of tasks. Intermedia's information systems are supported by an underlying data centric architecture which promotes application sharing of common data repositories. By creating a flexible, unified database and establishing industry standards-based software, Intermedia expects to allow all customer support functions (order entry, billing, service implementation, network management, etc.) efficient access to data. External applications, such as Access Service Request (ASR), an industry standards based system used by the ILECs for service orders and billing, have the ability to electronically interface and interact with this architecture. This integrated system will enhance Intermedia's ability to deliver and support an integrated package of services. Intermedia believes this architecture will offer cost performance, flexibility and scalability that will support its rapid growth, provide for high staff productivity, and support its strategy of offering fully integrated services to its customers.

COMPETITION

     Intermedia faces significant competition in each of its three service categories: data, internet and web hosting; local access and voice services, and integration services.

     Intermedia believes that various legislative initiatives, including the Telecommunications Act, have removed many of the remaining legislative barriers to local exchange competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings which could materially affect local exchange competition. Moreover, in light of the passage of the Telecommunications Act, regulators are providing ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communication providers and CLECs, including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, MCI WorldCom, Sprint and others in the interexchange services (commonly referred to as long distance) market, the Telecommunications Act permits the RBOCs to provide long distance service in the same areas they are now providing local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by Intermedia. Furthermore, through acquisitions, AT&T and MCI Worldcom have entered the local exchange services market, and other interexchange carriers ("IXCs") have announced their intent to enter the local exchange services market which is facilitated by the Telecommunications Act's requirement that ILECs permit others to use their local exchange facilities to provide service to customers. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions but increased competition with respect to interexchange services and local exchange services from existing and new entities could have a material adverse effect on Intermedia's business, financial condition, results of operations and prospects.

     Competition in each of the service categories provided by Intermedia is discussed below.

     Data, Internet and Web hosting Services. Intermedia faces competition in its high-speed data services from IXCs, ILECs, cable operators and other telecommunications companies. Many of Intermedia's existing and potential competitors have financial and other resources significantly greater than those of Intermedia.

     Intermedia competes with the larger IXCs on the basis of service responsiveness and a rapid response to technology and service trends, and a regional focus borne of early market successes. All of the major IXCs, including AT&T, MCI WorldCom and Sprint, offer frame relay, ATM and IP based transport services, and several of the major IXCs have announced plans to provide Internet services. Intermedia believes it competes favorably with these providers in its markets based on the features and functions of its services, the high density of its networks, its relatively greater experience and its in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

     Many of the ILECs now offer services similar to Intermedia's data, internet, and web hosting service. Because the RBOCs have not yet been authorized to provide interexchange service inside the regions where they provide local exchange service, they may offer these services only on an intraLATA basis within their operating regions. The FCC, however, as a condition of the merger between SBC and Ameritech, permitted the merged entity to provide advanced data services using a separate subsidiary. The merged RBOC is forbidden to favor its subsidiary over competing CLECs and is required to provide data CLECs with discounted loops and other measures to enhance competition. Other RBOCs presumably would be able to do the same. Out-of-region RBOCs may also offer these data services on an interLATA basis. While the RBOCs generally cannot interconnect their frame relay networks with each other, Intermedia has interconnected its frame relay network with those of various RBOCs. As a result, Intermedia can use certain RBOC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. Intermedia expects the RBOCs to aggressively expand their data, internet, and web hosting services as regulatory developments permit them to deploy in-region interLATA long distance networks. When the RBOCs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. As part of its various interconnection agreements, Intermedia has negotiated favorable rates for unbundled ILEC frame relay service elements. Intermedia expects such negotiations to decrease its costs, improving margins for this service.

     Intermedia faces competition in its Internet services from various technology and Internet related companies, including cable-based services. Some of these companies have financial and other resources significantly greater than those of Intermedia. Intermedia competes in this highly competitive market based on its high service level agreements, broad technical expertise, strong customer service and value-added applications.

     The market for managed Web site and application hosting conducted by Digex is highly competitive. There are few substantial barriers to entry and many of Digex's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than it possesses. Current and potential competitors in the market include Web hosting service providers, Internet service providers, commonly known as ISPs, telecommunications companies and large information technology outsourcing firms. Competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, EDS, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, Navisite, PSINet, Qwest Communications International, and US internetworking. Digex may be unable to achieve its operating and financial objectives due to the significant competition in the Web hosting industry.

     Local Access and Voice Services. In each of its geographic markets, Intermedia faces significant competition for the local services it offers from RBOCs and other ILECs, which currently maintain dominant market shares in their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. Some of these companies also have indicated their intent to offer services as CLECs in markets outside of their current territory.

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

     Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs, as noted above, are achieving increased pricing flexibility for their local services as a result of recent legislative and regulatory action designed to increase competition in the local exchange market. The ILECs have continued to lower rates, resulting in downward pressure on the price of certain dedicated and switched access transport services offered by Intermedia and other CLECs. This price erosion has decreased operating margins for these services. However, Intermedia believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through Intermedia's interconnection co-carrier agreements (see "Agreements") and the opening of local exchange service to competition. In addition, Intermedia believes that lower rates for dedicated access will benefit other services offered by Intermedia.

     Intermedia currently competes with AT&T, MCI WorldCom, Sprint and others in the long distance services market. Many of Intermedia's competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. When, as expected, the RBOCs are permitted to provide long distance services within their operating regions they may provide substantial new competition to long distance providers. In providing long distance services, Intermedia focuses on quality, service and price to distinguish itself in a very competitive marketplace and has built a loyal customer base by emphasizing its customer service and fully integrated product portfolio.

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

GOVERNMENT REGULATION

     Overview. Intermedia's telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC and state utility commissions regulate telecommunications common carriers. A telecommunications common carrier is a company which offers telecommunications services to the public or to all prospective users on standardized rates and terms. Intermedia's local exchange, interexchange and international and frame relay services are all common carrier services. Intermedia's systems integration business and Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and it may become subject, at least in part, to some form of common carrier regulation.

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

     In recent years, the regulation of the telecommunications industry has been in a state of transition as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which have not been fully implemented, have created new opportunities and challenges for Intermedia and its competitors. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Intermedia can be predicted at this time.

     The regulatory status of telephone service over the Internet is presently uncertain. Intermedia is unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on the Company's business. Specific statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such Internet telephone services has not been determined. The FCC has indicated, for example, that voice telecommunications carried over the Internet between two telephone sets using the public switched network may be subject to payment of Universal Service funding obligations, while voice telecommunications using computers rather than telephone sets may not be subject to such obligations. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to them will not have a material adverse effect on the Company's business.

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

     The Telecommunications Act requires ILECs to provide access to their networks by competing carriers. Among other things, the Telecommunications Act requires the ILECs to: (i) provide physical collocation, which allows companies such as Intermedia and other interconnectors to install and maintain their own network equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services customers; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors; (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider; (v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Telecommunications Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks.

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC did so in its Interconnection Order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision moreover, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs and must reexamine the matter. On November 5, 1999, the FCC released an order reaffirming and clarifying the obligation of ILECs to provide most of the unbundled network elements it had previously identified, including local loops, network interface devices and operations support systems. The FCC also required ILECs to provide additional elements, not previously widely available. These elements include but are not limited to new types of loops (including xDSL capable loops, sub loop elements and dark fiber loops), interoffice dark fiber and high capacity transport and inside wire. These rules are subject to appeal and many require implementing action by state regulatory agencies. The Company is unable to predict whether the ILECs or other parties will challenge this ruling or the outcome of any other proceedings relating to it.

     In order to obtain access to an ILEC's network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering the network elements it desires to use. In the event the parties can not agree, the matter is submitted to the state public utility commission for binding arbitration. To date, the Company has successfully negotiated interconnection agreements with many of the ILECs in the areas the Company serves. These interconnection agreements are of fixed duration, however, and several have expired or will expire in the near future. These agreements must be renegotiated or re-arbitrated. Expired agreements continue in effect as interim agreements until replaced by new agreements. When the new agreements take effect they will supercede the expired agreements and may be applied retroactively.

     In addition, on November 18, 1999, the FCC ordered ILECs to share their telephone lines with providers of high speed Internet access and other data services. This action permits CLECs to obtain access to the high-frequency portion of the local loop from the ILECs over which the ILEC, provide voice services. As a result, CLECs will be able to provide DSL-based services over the same telephone lines simultaneously used by the ILEC for its voice services, and will no longer need to purchase a separate local loop from the ILEC in order to provide DSL services. This ruling may make it easier for CLECs, including the Company and its competitors to provide DSL services.

     As a result of the pro-competitive provisions of the Telecommunications Act, the Company has taken the steps necessary to be a provider of local exchange services and has positioned itself as a full service, integrated telecommunications services provider. The Company has obtained local certification in 38 states and the District of Columbia. The Company is also taking the steps necessary to exercise its rights to interconnection, collocation and unbundled network elements under the Telecommunications Act.

     The Telecommunications Act's interconnection requirements apply to interexchange carriers and to all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide the Company with the ability to reduce its access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests from other carriers.

     As another part of its pro-competitive policies, the Telecommunications Act frees the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's local exchange service interconnection regulations. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them but, until recently, the FCC has denied each of the RBOCs' applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. In December of 1999, however, the FCC approved a Bell Atlantic application for in region service in New York, and SBC has recently filed an application for in region interLATA service in Texas. The FCC is also considering a proposal to permit RBOCs to offer immediately high speed, interLATA data services within their operating regions if they do so through a separate subsidiary, without first having to demonstrate that they have adhered to the FCC interconnection regulations discussed above. In the interim, the FCC, as a condition of the merger between SBC and Ameritech, permitted the merged entity to provide advanced data services using a separate subsidiary. A similar condition was accepted by Bell Atlantic as part of the process of obtaining in-region interLATA service authority in New York. In both these cases, the RBOC is forbidden to favor its subsidiary over competing CLECs and is required to provide data CLECs with discounted loops and other measures to enhance competition. Other RBOCs presumably would be able to do the same.

     The Telecommunications Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers such as the Company to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the Telecommunications Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as Intermedia nine months to withdraw federal tariffs and move to contractual relationships with their customers. This order subsequently was stayed by a federal appeals court, and it is unclear at this time whether the detariffing order will be implemented. Until further action is taken by the FCC or the courts, Intermedia will continue to maintain tariffs for these services. In June 1997, the FCC issued another order stating that non-dominant carriers, such as Intermedia, could withdraw their tariffs for interstate access services. While the Company has no immediate plans to withdraw its tariff, this FCC order allows the Company to do so. The FCC does require the Company to obtain authority to provide service between the United States and foreign points and to file tariffs on an ongoing basis for international service.

     The Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund that will subsidize to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the Universal Service Fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. This order requires Intermedia to contribute to the Universal Service Fund, but may also allow Intermedia to receive payments from the Fund if it is deemed eligible. Through September 30, 1999, Intermedia's contribution resulting from these regulations was $6.3 million. For the last quarter of 1999, the FCC established payment rates for all interexchange carriers, including the Company, that amount to 5.8% of eligible interstate, and international long distance end user service revenues for the corresponding period of the previous year. The FCC allows all interexchange carriers, including the Company, to recover the international and interstate portions of these payments by passing the charges through to their customers. In November 1999, the FCC revised its proposed methodology for subsidizing service in certain high cost areas which may result in increases in the subsidy program. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review.

     The FCC has fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network to permit ILECs subject to the FCC's price cap rules increased pricing flexibility as competition becomes established in their markets. In August 1999, the FCC adopted an order providing additional pricing flexibility to ILECs subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. Some of the actions taken by the FCC would immediately eliminate rate scrutiny for "new services" and permit the establishment of additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to ILECs as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility will include, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing.

     As part of the same August order the FCC initiated another proceeding to consider increased pricing flexibility proposals for ILECs access charges. This proceeding also will consider the reasonableness of CLEC access rates and seeks comment on whether the FCC should adopt rules to regulate CLEC access charges. In addition, the FCC's rulemaking is examining whether any statutory or regulatory constraints prevent an IXC from declining to accept a CLEC's access services, and if so under what circumstances. The outcome of this rulemaking is not possible to predict. Currently, certain IXCs have refused to pay the Company's access charges or are doing so at a reduced rate. Other CLEC's have experienced similar problems and the FCC has ruled on a complaint against AT&T that it must pay such access charges at he CLEC's tariffed rate.

     On May 21, 1999, a United States court of appeals reversed an FCC order that had established the factors that are currently used to set the annual price cap for ILEC access charges. The court ordered the FCC to further explain the methodology it used in establishing those factors. This proceeding also is ongoing.

     On November 9, 1999, the FCC released a decision which concluded that advanced services, such as Digital Subscriber Line Service, sold by ILECs to Internet service providers and bundled by the Internet service provider with its other services are not subject to the resale obligations of the Act. This decision will allow ILECs to provide ISPs with special rate packages for DSL on terms and conditions not available to the Company in its activity as a CLEC. The Company's Internet subsidiaries may obtain such special pricing, however.

     A dispute has arisen over the provision of the Telecommunications Act requiring ILECs to compensate CLECs for local calls originating on the ILEC's network but terminating on the CLEC's network. Most ILECs argue that they are not obligated to pay CLECs -- including Intermedia -- for local calls made to Internet service providers. This dispute has resulted in ILECs withholding approximately $109.9 million in payments to Intermedia through December 31, 1999. Intermedia and other CLECs have asked state regulatory commissions to resolve this dispute.

     On February 25, 1999, the FCC ruled that Internet service provider traffic is interstate traffic within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. The FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on federal rules to govern compensation for these calls in the future.

     Prior to the FCC decision, 30 state commissions and several federal and state courts ruled that reciprocal compensation arrangements under existing interconnection agreements apply to calls to Internet service providers. Four states, however, have ruled that in certain situations reciprocal compensation arrangements are not applicable to calls to Internet service providers under at least some agreements entered before the FCC decision. Some regional Bell operating companies have asked state commissions to reopen decisions requiring the payment of reciprocal compensation on Internet service provider calls. Subsequent to the FCC decision, at least 19 state commissions have reaffirmed their prior determinations or ruled for the first time that reciprocal compensation was due under interconnection agreements existing prior to the FCC decision. In some states where state commissions have ruled that reciprocal compensation should be paid, the amount of such payment is being disputed by the ILEC. In addition, there are ongoing disputes concerning the appropriate treatment of Internet service provider traffic under new interconnection agreements. These likely will be resolved in arbitration proceedings or by new FCC rules.

     In 1994 Congress adopted the Communications Assistance for Law Enforcement Act to insure the law enforcement agencies would be able to conduct properly authorized electronic surveillance over the new digital and wireless media as well as traditional wireline carriers. An interim technical standard was released in 1997 and the FCC recently required carriers to have additional capabilities requested by law enforcement authorities and directed that the interim standard be revised. Some in the industry believe that the cost of providing these additional capabilities are unreasonably high and the FCC's decision has been appealed. The Company is not able to predict the outcome of this litigation or the cost of compliance with whatever standards are ultimately developed.

     State Regulation. To the extent that Intermedia provides telecommunications services which originate and terminate within the same state, it is subject to the jurisdiction of that state's public service commissions. Intermedia currently provides some intrastate telecommunication services in all 50 states and is subject to varying degrees of regulation by the public service commissions of those states. Intermedia is currently certified (or certification is not required) in all 50 states and the District of Columbia to provide interexchange services. Intermedia is certified as a CLEC in 38 states and the District of Columbia. Intermedia is constantly evaluating the competitive environment and may seek to further expand its intrastate certifications into additional jurisdictions. Intermedia is not subject to price cap or rate of return regulation in any state in which it is currently certified to provide local exchange service.

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

     Although the Telecommunications Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters still must be resolved before the Telecommunications Act's policies promoting local competition are fully implemented. Intermedia continues to support efforts at the state government level to encourage competition in its markets under the federal law and to permit integrated communication providers and CLECs to operate on the same basis and with the same rights as the ILECs. Despite the still uncertain regulatory environment, Intermedia so far has been successful in its pursuit of local certificates from state commissions and in negotiating interconnection agreements with the ILECs which permit Intermedia to meet its business objectives. However, the Company is now engaged in negotiations and arbitrations for new interconnection agreements and the outcome of these negotiations and arbitrations can not now be predicted.

     In most states, Intermedia is required to file tariffs setting forth the terms, conditions and prices for services classified as intrastate (local, intrastate interexchange and intrastate frame relay). Most states require Intermedia to list the services provided and the specific rate for each service. Under different forms of regulatory flexibility, Intermedia may be allowed to set price ranges for specific services, and in some cases, prices may be set on an individual customer basis. Some states also require Intermedia to seek the approval of the local public service commission for the issuance of debt or equity securities or other transactions which would result in a lien on Intermedia's property used to provide intrastate service within those states. Many states also require approval for the sale or acquisition of a telecommunications company and require the filing of reports and payments of various fees. Like the FCC, most states also consider complaints relating to a carrier's services or rates within their jurisdictions.

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

AGREEMENTS

     Interconnection Co-carrier Agreements. The Company has interconnection co-carrier agreements with BellSouth, SBC, US West, GTE, Sprint, Bell Atlantic, Cincinnati Bell, Inc., SNET and Ameritech. These agreements were executed over the past few years and have terms ranging from two to three years. The BellSouth agreement expired on December 31, 1999 and by its terms is continuing on a month to month basis until replaced by a new agreement. Intermedia is currently negotiating and/or arbitrating a new agreement with BellSouth. Substantial modification of the current agreement terms could materially adversely affect the Company's operations in the applicable markets. Intermedia expects to follow similar procedures in connection with the expiration of its other interconnection agreements. Depending on the terms of the new agreements, some provisions may be retroactive back to the termination date of the prior contract. Each of these agreements, among other things, provides for mutual and reciprocal compensation, local interconnection, resale of local exchange services, access to unbundled network elements, service provider number portability and access to 911 service, as provided for in the Telecommunications Act. The agreements further provide that additional terms and conditions will be set by negotiation between the parties relating to issues which arise that were not originally contemplated by the agreements. A dispute has arisen over the reciprocal compensation provisions of these interconnection agreements with most ILECs arguing that they are not obligated to pay CLECs -- including
Intermedia -- for local calls made to Internet service providers. This dispute has resulted in two ILECs withholding approximately $109.9 million in payments to Intermedia through December 31, 1999. Intermedia and other CLECs have asked state regulatory commissions to resolve this dispute. To date, 30 state commissions and several federal courts have ruled on the issue finding that ILECs must pay compensation to competitive carriers for local calls to Internet service providers located on competitive carriers' networks. Three state commissions, however, have ruled that reciprocal compensation for service to Internet service providers is not due under at least some interconnection agreements. Other states have ongoing proceedings to consider the matter and the FCC also has initiated a proceeding to deal with reciprocal compensation issues.

     Network Agreements. The Company has built its digital fiber optic networks pursuant to various rights-of-way, conduit and dark fiber leases, utility pole attachment agreements and purchase arrangements (collectively, the "Network Agreements"). Substantially all of the Network Agreements (other than utility pole attachment agreements, which typically can be terminated on 90 days notice) are long-term and include renewal options.

     Although none of the Network Agreements are exclusive, the Company believes that conduit space, fiber availability and other physical constraints make it unlikely that the lessors under the various Network Agreements could easily make similar arrangements available to others. The Company believes that its relationships with its lessors are satisfactory. Certain of the Network Agreements require Intermedia to make revenue sharing payments or, in some cases, to provide a fixed price alternative or dark fiber to the lessor without an additional charge. In addition, the Company has various other performance obligations under its Network Agreements, the breach of which could result in the termination of such agreements. Further, actions by governmental regulatory bodies could, in certain instances, also result in the termination of certain Network Agreements. The cancellation of any of the material Network Agreements could materially adversely affect the Company's business in the affected metropolitan area. See "Risk Factors -- Risk of Termination, Cancellation or Non-Renewal of Interexchange Agreements, Network Agreements, Licenses and Permits."

     Interexchange Agreements. Intermedia, from time to time, enters into purchase agreements with interexchange carriers for the transport and/or termination of long distance calls outside of its territory. These contracts are typically two years in duration and customarily include minimum purchase amounts. The agreement with Williams is the Company's largest interexchange carrier agreement to date and provided a 20 year indefeasible right of use for high bandwidth on Williams' nationwide fiber optic network. The Company believes that the Williams agreement has allowed it to reduce its unit cost for interexchange transport capacity by up to 50% from previous levels.

EMPLOYEES

     As of December 31, 1999, Intermedia employed a total of 5,073 full-time employees. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The Company also regularly uses the services of contract technicians for the installation and maintenance of its network. Intermedia believes that its relations with its employees are good.

RISK FACTORS

  Substantial Debt

     Substantial Debt. Although the Company has recently announced its intention to reduce its outstanding debt, Intermedia has a significant amount of debt. As of December 31, 1999, the Company had outstanding approximately $3.2 billion of debt and other liabilities (including capital lease obligations, minority interest and current liabilities) and approximately $916.8 million of obligations with respect to four outstanding series of preferred stock. As a result, the Company paid cash interest of approximately $186.1 million in 1999 on its outstanding obligations. This amount will increase in 2001 and again in 2002 as well as in 2004 when certain of the Company's outstanding debt which does not currently pay cash interest is required to pay cash interest.

     Insufficient Cash Flow. Historically, Intermedia's cash flow from operations has been insufficient to cover its operating and investing expenses and payment of cash dividends on preferred stock. The Company expects this situation will continue for the next several years. Therefore, unless the Company develops additional sources of cash flow, it may not be able to pay interest on its debt and cash dividends on its preferred stock or repay its obligations at maturity. As an alternative, the Company may refinance all or a portion of its outstanding debt. However, there can be no assurance that the Company will be able to refinance its debt or develop additional sources of cash flow.

     Possible Additional Debt. While the terms of Intermedia's outstanding debt and Credit Facility limit the additional debt the Company may incur, the terms do not prohibit Intermedia from incurring more debt. The Company may incur substantial additional debt during the next few years to finance the construction of networks and purchase of network electronics or for general corporate purposes, including to fund working capital and operating losses.

     Financing Change of Control Offer. Upon the occurrence of certain specific kinds of change of control events, Intermedia will be required to offer to repurchase all of its outstanding debt and certain outstanding series of preferred stock. However, it is possible that the Company will not have sufficient funds at the time of the change of control to make the required repurchase.

     Consequences of Debt. Intermedia's level of debt could have important consequences to holders of its common stock. For example, it could:

     - require the Company to dedicate a substantial portion of its future cash flow from operations to the payment of the principal and interest on its debt, and dividends on and the redemption of its preferred stock, thereby reducing the funds available for other business purposes;

     - make the Company more vulnerable if there is a downturn in its business;

     - limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes; and

     - place the Company at a competitive disadvantage compared to competitors who have less debt than Intermedia.

HISTORY OF NET LOSSES; LIMITED OPERATIONS OF CERTAIN SERVICES; NEED FOR ADDITIONAL CAPITAL

     History of Net Losses. Intermedia has incurred significant operating losses during the past several years while it has developed its business and expanded its networks. Although the Company's revenues have increased in each of the last three years, it has incurred net losses attributable to common stockholders of approximately $284.9 million, $577.6 million and $650.9 million for the years ended December 31, 1997, 1998, and 1999, respectively. The Company expects net losses to continue for the next several years.

     Limited Operations of Certain Services. Intermedia began operations in 1986. The Company has recently initiated several new services and expanded the availability of new and existing services in new market areas. The Company also expects to increase the size of its operations in the near future. Therefore, there is limited historical financial information upon which to base an evaluation of the Company's performance and its ability to compete successfully in the telecommunications business.

     Need for Additional Capital. Intermedia will require significant amounts of capital to expand its existing networks and services and to develop new networks and services. In addition, the Company may need additional capital in order to repay its outstanding debts when they become due. See "-- Substantial Debt." The Company expects to fund its capital needs by using available cash, joint ventures, debt or equity financing, credit availability and internally generated funds. The Company expects that its cash requirements will be satisfied into the second half of 2001. However, the Company's future capital needs depend upon a number of factors, certain of which it can control (such as marketing expenses, capital expenditures, staffing levels and customer growth) and others which it cannot control (such as competitive conditions and government regulation). Moreover, the Company's outstanding debt (including the Credit Facility with Bank of America, N.A.) and preferred stock restrict its ability to incur additional debt or issue additional preferred stock. Depending on market conditions, the Company may decide to raise additional capital earlier. However, there can be no assurance that the Company will be successful in raising sufficient debt or equity on terms that are considered acceptable. If the Company cannot generate sufficient funds, it may be required to delay or abandon some of its planned expansion or expenditures. This likely would affect the Company's growth and its ability to repay its outstanding debt as well.

RISKS ASSOCIATED WITH ACQUISITIONS AND EXPANSION

     Possible Future Acquisitions or Dispositions. Consistent with Intermedia's strategy, it is currently evaluating and often engaging in discussions regarding various acquisition or disposition opportunities. However, the Company has not reached any agreement or agreement in principle to effect any material acquisition or disposition. There can be no assurance that the Company will be able to identify, finance and complete suitable acquisition opportunities on acceptable terms. Any future acquisitions could be funded with cash on hand and/or by issuing additional securities. It is possible that one or more of such possible future acquisitions or dispositions, if completed, could adversely affect the Company's funds from operations or cash available for distribution, in the short term, in the long term, or both, or increase the Company's debt, or could be followed by a decline in the market value of the Company's outstanding securities, including its common stock.

     Failure to Obtain Third Party Consents in Connection with an Acquisition or Merger. Intermedia consummated a number of acquisitions over the past two years. The Company may not have obtained or may have elected not to seek, and in connection with future acquisitions may elect not to seek, all required consents from third parties with respect to acquired contracts. While the failure to obtain required third party consents does not give rise to an action to rescind the acquisition or merger, the third party could assert a breach of the acquired contract. The Company believes the failure to obtain any such third party consents should not result in any material adverse consequences. However, there can be no assurance that no material adverse consequences will result from any such breach of contract claims.

     Expansion Risk. Intermedia has expanded rapidly and expects this rapid expansion to continue in the near future. This growth has increased the Company's operating complexity, as well as the level of responsibility for both existing and new management personnel. In order to manage its expansion effectively, the Company must continue to implement and improve its operational and financial systems and expand, train and manage its employee base.

     Need to Obtain Permits and Rights-of-Way to Implement Network
Expansion. Intermedia is continuing to expand its existing networks to pursue market opportunities. To expand the Company's networks requires it to, among other things, acquire rights-of-way, pole attachment agreements and any required permits and to finance such expansion. There can be no assurance that the Company will be able to obtain the necessary permits, agreements or financing to expand its existing networks on a timely basis. If the Company cannot expand its existing networks in accordance with its plans, the growth of its business could be materially adversely affected.

     Risk of New Service Acceptance by Customers. Intermedia has recently introduced and will continue to introduce new services, which it believes are important to its long-term growth. The success of these services will be dependent upon, among other things, the willingness of customers to accept the Company as the provider of such services. The lack of such acceptance could have a material adverse effect on the growth of the Company's business.

     Potential Diminishing Rate of Growth. During the period from 1995 through 1999, Intermedia's revenues grew at a compound annual growth rate of approximately 120.1% (including the effect of acquisitions). While the Company expects to continue to grow, as its size increases, it is likely the Company's rate of growth will decrease.

RISKS RELATED TO INTERNET SERVICES

     Maintenance of Peering Relationships. The Internet is comprised of many Internet service providers who operate their own networks and interconnect with other Internet service providers at various peering points. Intermedia's peering relationships with other Internet service providers permit it to exchange traffic with other Internet service providers without having to pay settlement charges. Although the Company meets the industry's current standards for peering, there is no guarantee that other national Internet service providers will maintain peering relationships with the Company. In addition, the requirements associated with maintaining peering relationships with the major national Internet service providers may change. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet any new requirements on a timely basis, at a commercially reasonable cost, or at all.

     Potential Liability of On-Line Service Providers. The law in the United States relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through or hosted on their systems is currently unsettled. If liability for materials carried on or disseminated through their systems is imposed on Internet service providers, Intermedia would likely implement measures to reduce its exposure to such liability. Such measures could require the Company to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention on liability issues, as a result of lawsuits, legislation and legislative proposals, could adversely affect the growth of Internet use.

     Potential Exposure of Digex to Lawsuits for Customers' Lost Profits or Other Damages. Because Digex's Web hosting services are critical to its customers' businesses, any significant interruption in its services could result in lost profits or other indirect or consequential damages to its customers. Digex's customers are required to sign server order forms which incorporate its standard terms and conditions. Although these terms disclaim its liability for any such damages, a customer could still bring a lawsuit against Digex claiming lost profits or other consequential damages as the result of a service interruption or other Web site problems that the customer may ascribe to it. There can be no assurance a court would enforce any limitations on its liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. Although Digex believes it may have meritorious defenses to any such claims, there can be no assurance it would prevail. In such cases, Digex could be liable for substantial damage awards. Such damage awards might exceed its liability insurance by unknown but significant amounts, which would seriously harm its business.

DEPENDENCE UPON NETWORK INFRASTRUCTURE

     To successfully market its services to business and government users, Intermedia's network infrastructure must provide superior reliability, capacity and security. The Company's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which have caused, and will continue to cause, interruptions in service or reduced capacity for its customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

RAPID TECHNOLOGICAL CHANGES

     Communications technology is changing rapidly. While Intermedia believes, for the foreseeable future, these changes will not materially affect the continued use of its fiber optic networks or materially hinder its ability to acquire necessary technologies, the effect of technological changes, such as changes relating to emerging wire line and wireless transmission technologies, including software protocols, on the Company's business cannot be predicted.

COMPETITION

     In each of Intermedia's markets, when selling local services, the Company competes with incumbent local exchange carriers ("ILECs"), which currently dominate their local telecommunications markets. ILECs have longstanding relationships with their customers which may create competitive barriers. ILECs also may have the potential to subsidize their competitive services from revenues they earn from their monopoly services. The Company also faces competition in most markets in which it operates from one or more integrated communications providers or competitive local exchange carriers ("CLECs"). Through acquisitions, AT&T and MCI WorldCom have entered the local services market, and other long distance carriers have announced their intent to enter the local services market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new or larger competitors. The mergers of WorldCom and MCI, AT&T and Teleport Communications Group, AT&T and Tele-Communications and SBC Communications and Ameritech, as well as the proposed mergers of Bell Atlantic and GTE and MCI WorldCom and Sprint are examples of this trend.

     Recent legislative initiatives, including the Telecommunications Act of 1996 (the "Telecommunications Act"), have removed many of the remaining legislative barriers to local competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings. Intermedia cannot predict the impact future regulatory developments may have on its ability to compete. However, if ILECs are permitted to substantially lower their rates or offer significant volume or term discount pricing, the Company's net income and/or cash flow could be materially adversely affected.

     Intermedia's data, internet, and web hosting services compete with services offered by ILECs, long distance carriers, very small aperture terminal (satellite dish) providers, Internet service providers, cable operators and others. In particular, the market for Internet services is extremely competitive, and there are limited barriers to entry. When offering long distance services, the Company competes with AT&T, MCI WorldCom, Sprint and others. The Telecommunications Act permits the regional Bell operating companies ("RBOCs") to provide long distance services in the same areas where they now provide local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by Intermedia. The Company's integration services compete with those offered by equipment manufacturers, RBOCs and other ILECs long distance carriers and systems integrators.

     The market for managed Web site and application hosting conducted by our subsidiary, Digex, is highly competitive. There are few substantial barriers to entry and many of Digex's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than it possesses. Current and potential competitors in the market include Web hosting service providers, Internet service providers, telecommunications companies and large information technology outsourcing firms. Intermedia's competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, PSINet, Qwest Communications International and

US internetworking. Digex may be unable to achieve its operating and financial objectives due to this significant competition in the Web hosting industry.

     The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on the Company's business. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than the Company's which could effect its ability to compete.

REGULATION

     Intermedia is subject to federal, state and local regulation of its telecommunications business as more fully described below. See
"Business -- Government Regulation." In general, regulation of the telecommunications industry is in a state of transition. With the passage of the Telecommunications Act, Congress sought to foster competition in the telecommunications industry. The Telecommunications Act attempted to create a framework for companies, such as Intermedia, to offer local exchange service for business and residential customers in competition with existing local telephone companies. The Telecommunications Act also sought to open up the long distance market to additional competition by permitting RBOCs to engage in the long distance business, under certain conditions, in the same regions where they now offer local service. These and many other regulations are the subject of ongoing administrative proceedings at the state and federal levels, litigation in federal and state courts, and legislation in federal and state legislatures. The outcome of the various proceedings, litigation and legislation cannot be predicted and might adversely affect our business and operations.

     The Telecommunications Act and the issuance by the Federal Communication Commission ("FCC") of rules governing local competition, particularly those requiring the interconnection of all networks and the exchange of traffic among the ILECs and CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the markets for local exchange services. On January 25, 1999, the Supreme Court largely reversed earlier decisions of the Eighth Circuit Court of Appeals and held that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. The Supreme Court stated that the FCC has authority to set guidelines for CLECs to use various portions of the ILEC's network necessary for the CLECs to provide service. These portions of the ILEC's network are called "Unbundled Network Elements" or "UNEs." The Supreme Court also affirmed the FCC's authority to prevent ILECs from refusing to sell to CLECs the ILEC's existing combinations of network elements. The Supreme Court approved the FCC's establishment of "pick and choose" rules regarding interconnection agreements between ILECs and CLECs (which would permit a CLEC to "pick and choose" among various terms of service in different interconnection agreements between the ILEC and other CLECs). The Supreme Court's decision re-establishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs. The FCC recently issued an Order reaffirming in most respects and clarifying its earlier decision on which UNE's are to be made available and added several new ones. This ruling, however, also is subject to further administrative and judicial review and implementing actions by state commissions. While the Telecommunications Act and the FCC rules implementing it greatly enhance the opportunity for companies such as Intermedia to compete with ILECs, the FCC recently also has granted ILECs greater flexibility in pricing their services to permit them to better compete with CLECs.

     Although the passage of the Telecommunications Act should result in increased opportunities for companies that are competing with ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company.

     The Company believes it is entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet traffic as local traffic pursuant to various existing interconnection agreements. Some ILECs have not paid and/or have disputed these charges, arguing the Internet service provider traffic is not local traffic as defined by the various agreements. On February 26, 1999, the FCC ruled that Internet service provider traffic is interstate traffic within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. The FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on federal rules to govern compensation for these calls in the future.

     Prior to the FCC decision, 30 state commissions and several federal and state courts ruled that reciprocal compensation arrangements under existing interconnection agreements apply to calls to Internet service providers. However, one state has ruled that reciprocal compensation arrangements are not applicable to calls to Internet service providers under such agreements. Subsequent to the FCC decision, at least 19 state commissions have reaffirmed their prior determinations or ruled for the first time that reciprocal compensation was due under interconnection agreements existing prior to the FCC decision. There are ongoing disputes concerning the appropriate treatment of Internet service provider traffic under new interconnection agreements which will be resolved by state commission and the FCC if the parties cannot agree.

     The Company accounts for reciprocal compensation with the ILECs, including activity associated with Internet traffic, as local traffic pursuant to the terms of our interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes, is considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1999, provisions for reserves have not been considered necessary by management. However, there can be no assurance that management will not determine that a reserve is necessary at some point in the future or that ultimately these receivables will be collected. As of December 31, 1999, approximately $109.9 million of the Company's receivables are related to such reciprocal compensation. As the Company's Internet service provider traffic grows, these amounts are expected to increase and will be accounted for in the manner described above. Traffic arising under new interconnection agreements will be accounted for consistent with those agreements.

     The regulatory status of telephone service over the Internet is presently uncertain. Intermedia is unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on the Company's business. Specific statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such Internet telephone services has not been determined. The FCC has indicated, for example, that voice telecommunications carried over the Internet between two telephone sets using the public switched network may be subject to payment of Universal Service funding obligations, while voice telecommunications using computers rather than telephone sets may not be subject to such obligations. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to them will not have a material adverse effect on the Company's business.

RISK OF TERMINATION, CANCELLATION OR NON-RENEWAL OF INTEREXCHANGE AGREEMENTS, NETWORK AGREEMENTS, LICENSES AND PERMITS

     Intermedia leases and/or purchases agreements for rights-of-way, utility pole attachments, conduits and dark fiber for its fiber optic networks. Although the Company does not believe any of these agreements will be canceled in the near future, cancellation or non-renewal of certain of such agreements could materially adversely affect the Company's business in the affected metropolitan area. In addition, the Company has certain licenses and permits from local government authorities. The Telecommunications Act requires local government authorities to treat telecommunications carriers and most utilities, including most ILECs and electric companies, in a competitively neutral, non-discriminatory manner to afford alternative carriers access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions. There can be no assurance that the Company will be able to maintain its existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement its strategy on acceptable terms. The Company and Williams entered into an agreement in March 1998 which, as amended in March 1999, provides the Company with a 20 year indefeasible right of use from Williams for high capacity transport of the Company's integrated voice and data services, connecting major markets throughout the continental United States. The indefeasible right of use may be terminated by Williams if the Company fails to make the required payments and, in the event of a bankruptcy of Williams, the indefeasible right of use may be rejected by Williams in a bankruptcy proceeding.

DEPENDENCE ON KEY PERSONNEL

     Intermedia's continued success depends on the continued employment of certain members of its senior management team and on its continued ability to attract and retain highly skilled and qualified personnel. The Company does not have long-term employment agreements with any of its key employees. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse impact on the Company's business, financial condition, results of operations and prospects.

BUSINESS COMBINATIONS

     Intermedia has from time to time held, and continues to hold, preliminary discussions with (i) potential investors (both strategic and financial) who have expressed an interest in making an investment in or acquiring the Company and
(ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of the Company's networks or services without necessarily requiring an additional investment in the Company. In addition to providing additional growth capital, the Company believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of both the Company and the investor within the rapidly consolidating telecommunications industry. There can be no assurance that agreements for any of the foregoing will be reached.

LACK OF DIVIDEND HISTORY

     Intermedia has never declared or paid any cash dividends on its common stock, and the Company does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the Company's earnings and capital requirements, debt and other factors. The Company intends to retain earnings, if any, to finance the development and expansion of its business. In addition, the terms of the Company's outstanding debt and preferred stock restrict the payment of dividends on its common stock.

ANTI-TAKEOVER PROVISIONS

     Intermedia's Certificate of Incorporation and Bylaws, the provisions of the Delaware General Corporation Law and the terms of the Company's outstanding debt and preferred stock may make it difficult to effect a change of control and replace the Company's incumbent management. In addition, stockholders, pursuant to a Stockholders' Rights Plan, have the right to acquire a series of preferred stock, exercisable upon the occurrence of certain events. The existence of these provisions may have a negative impact on the price of the Company's common stock, may discourage third parties from making a bid for the Company or may reduce any premiums paid to stockholders for their common stock. In addition, the Company's board of directors has the authority to fix the rights and preferences of, and to issue shares of, the Company's preferred stock, which may have the effect of delaying or preventing a change in control without action by the Company's stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of shares of Intermedia's common stock by existing stockholders or the issuance of shares of the Company's common stock upon exercise of options or warrants or conversions of convertible securities, could materially adversely affect the market price of the Company's common stock and could impair its future ability to raise capital through an offering of equity securities. Substantially all of the Companys shares of outstanding common stock are covered by effective registration statements or are transferable without restrictions under the Securities Act. The Company cannot make any predictions as to the effect market sales of such common stock or the availability of such common stock for future sale will have on the market price of the Company's common stock from time to time.

YEAR 2000 DATE CONVERSION

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. To ensure that our computer systems and applications function properly in 2000, through Intermedia, we have implemented a Year 2000 program. To date, we have not experienced any significant Year 2000 problems.

     The Company has substantially completed its Year 2000 program and has made the necessary modifications to and/or replacements of the impacted software and hardware. While the Company believes its plan is substantially complete, the discovery of additional IT or Non-IT systems requiring remediation could adversely impact the current plan and the resources required to implement the plan.

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Annual Report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Examples of forward-looking statements include discussions of the Company's plans to expand its existing networks, introduce new products, build and acquire networks in new areas, install switches or provide local services, the estimate of market sizes and addressable markets for the Company's services and products, the market opportunity presented by larger metropolitan areas, the Company's ability to successfully complete its year 2000 remediation project and statements regarding the development of the Company's businesses, anticipated capital expenditures and regulatory reform.

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

     As of December 31, 1999, the Company's total telecommunications and equipment in service consisted of telecommunications equipment (54%), fiber optic cable (23%), furniture and fixtures (11%), leasehold improvements (4%) and construction in progress (8%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of the Company's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by Intermedia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ICIX". As of December 31, 1999, based upon 195 holders of record of the Common Stock and an estimate of the number of individual participants represented by security position listings, there are approximately 17,242 beneficial holders of the Common Stock. The approximate high and low bid prices for the Common Stock tabulated below are as reported by The Nasdaq Stock Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions. The Company completed a two-for-one stock split (effected as a stock dividend) on June 15, 1998. Where applicable, the prices have been adjusted to give effect to the split.

QUARTER                                                         HIGH        LOW
-------                                                       --------    --------
1998
  First.....................................................  $45.5312    $26.8750
  Second....................................................  $40.5625    $30.8125
  Third.....................................................  $43.0000    $20.3750
  Fourth....................................................  $26.3750    $12.7500
1999
  First.....................................................  $28.5625    $13.0625
  Second....................................................  $39.5000    $21.1250
  Third.....................................................  $37.8750    $18.2500
  Fourth....................................................  $42.6875    $20.0000

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

RECENT SALES OF UNREGISTERED SECURITIES

     On February 17, 2000, KKR made a $200.0 million equity investment in the Company. In exchange for this investment, the Company issued 200,000 shares of Series G Junior Convertible Preferred stock (the Series G Preferred Stock) (aggregate liquidation preference $200.0 million) in a private placement transaction. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. At the Company's option, dividends are payable in cash, issuance of shares of Common Stock of the Company, or by some combination thereof. The Series G Preferred stock is redeemable, at the option of the Company, at any time on or after February 17, 2005 at rates commencing with 103.5% declining to 100% on February 17, 2008. Net proceeds to the Company were approximately $188.0 million. The proceeds from this investment will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

     In addition, KKR received warrants to purchase 1,000,000 shares of the Company's Common Stock at $40 per share and warrants to purchase 1,000,000 shares of the Company's Common Stock at $45 per share. Based upon representations by the purchasers, the issuances were made in reliance on the exemption from the registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL AND OTHER OPERATING DATA

     The selected financial data and balance sheet data presented below as of and for the five years in the period ended December 31, 1999 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

     The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1995       1996       1997        1998        1999
                                           --------   --------   ---------   ---------   ---------
                                           (AMOUNTS IN THOUSANDS, PER SHARE AND STATISTICAL DATA)
SELECTED FINANCIAL DATA:
  Revenue................................  $ 38,631   $103,397   $ 247,899   $ 712,783   $ 906,035
  Expenses
     Network expenses, facilities
       administration and maintenance,
       and cost of goods sold............    22,989     81,105     199,139     468,780     557,959
     Selling, general and
       administrative....................    14,993     35,637      96,995     213,023     294,382
     Depreciation and amortization.......    10,196     19,836      53,613     229,747     329,303
     Deferred Compensation...............        --        973       1,603       2,086       1,540
     Charge for in-process R&D(1)........        --         --      60,000      63,000          --
     Restructuring and other
       charges(2)........................        --         --          --      53,453      27,922
                                           --------   --------   ---------   ---------   ---------
                                             48,178    137,551     411,350   1,030,089   1,211,106
                                           --------   --------   ---------   ---------   ---------
Loss from operations.....................    (9,547)   (34,154)   (163,451)   (317,306)   (305,071)
Other income (expense)
  Interest expense.......................   (13,767)   (35,213)    (60,662)   (205,760)   (295,900)
  Interest and other income..............     4,060     12,168      26,824      35,837      35,752
  Income tax benefit.....................        97         --          --          --          --
                                           --------   --------   ---------   ---------   ---------
  Net loss before minority interest......   (19,157)   (57,199)   (197,289)   (487,229)   (565,219)
  Minority interest in net loss of
     subsidiary..........................        --         --          --          --       6,793
                                           --------   --------   ---------   ---------   ---------
  Net loss before extraordinary item.....   (19,157)   (57,199)   (197,289)   (487,229)   (558,426)
  Extraordinary loss on early retirement
     of debt(3)..........................    (1,592)        --     (43,834)         --          --
                                           --------   --------   ---------   ---------   ---------
  Net loss...............................   (20,749)   (57,199)   (241,123)   (487,229)   (558,426)
  Preferred stock dividends and
     accretions..........................        --         --     (43,742)    (90,344)    (92,455)
                                           --------   --------   ---------   ---------   ---------
  Net loss attributable to common
     stockholders........................  $(20,749)  $(57,199)  $(284,865)  $(577,573)  $(650,881)
                                           ========   ========   =========   =========   =========
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Loss before extraordinary item,
     including preferred stock dividends
     and accretions......................  $  (0.95)  $  (2.04)  $   (7.23)  $  (13.23)     (12.91)
  Extraordinary item(3)..................      (.08)        --       (1.31)         --          --
                                           --------   --------   ---------   ---------   ---------
  Net loss per common share..............  $  (1.03)  $  (2.04)  $   (8.54)  $  (13.23)  $  (12.91)
                                           ========   ========   =========   =========   =========
  Weighted average number of shares
     outstanding.........................    20,072     28,035      33,340      43,645      50,431
                                           ========   ========   =========   =========   =========

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1995       1996       1997        1998        1999
                                           --------   --------   ---------   ---------   ---------
                                           (AMOUNTS IN THOUSANDS, PER SHARE AND STATISTICAL DATA)
OTHER DATA:
  EBITDA before certain charges(4).......  $    649   $(13,345)  $ (48,235)  $  30,980   $  53,694
  Net cash used in operating
     activities..........................  $ (9,695)  $ (7,756)  $ (59,073)  $(140,192)  $(224,184)
  Net cash used in investing
     activities..........................   (83,687)  (134,365)   (775,717)   (959,864)   (602,301)
  Net cash provided by financing
     activities..........................   134,171    280,670   1,402,167     730,744     679,701
Capital expenditures.....................    29,962    130,590     260,105     492,421     601,880
Transport Services:(5)
  Buildings connected(6).................       380        487       3,005       4,342       4,398
  Route miles............................       504        655         757         839       1,711
  Fiber miles............................    17,128     24,122      34,956      41,398      49,523
Data Services:(5)
  Nodes(7)...............................     2,300      9,777      20,209      35,268      48,973
  Switches...............................        31         89         136         177         185
Local Access and Voice Services:(5)
  Voice switches in operation............         1          5          16          23          29
  Access line equivalents................        --      7,106      81,349     347,584     501,094
Employees................................       287        874       2,036       3,931       5,073
Balance Sheet Data:
  Cash and cash equivalents(8)...........  $ 50,997   $189,546   $ 756,923   $ 387,611     240,827
  Working capital(9).....................    70,353    206,029     747,246     393,676     333,981
          Total assets...................   216,018    512,940   1,874,970   3,049,019   3,296,422
  Long-term obligations and preferred
     stock (including current
     maturities).........................   165,545    358,507   1,941,219   3,234,674   3,938,046
          Total stockholders' equity
            (deficit)....................    40,254    114,230    (140,009)   (370,648)   (852,705)

---------------

(1) A one time charge to earnings was recorded as a result of the purchase of in process research and development ("R&D") in connection with the acquisition of DIGEX of $60,000 and with the acquisition of Shared of $63,000.
(2) Restructuring charges include costs associated with management's plan to transform its separate operating companies into one integrated communications provider.
(3) The Company incurred extraordinary charges in 1995 and 1997 related to early retirement of debt.
(4) EBITDA before certain charges consists of earnings (net loss before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.
(5) Amounts reflected in the table are based upon information contained in the Company's operating records.
(6) Beginning in January 1997, Intermedia changed its definition of "Buildings connected" to include buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia. Intermedia believes the new definition is consistent with industry practice.

(7) Amount represents an individual point of origination and termination of data served by the Company's enhanced network.
(8) Cash and cash equivalents excludes investments of $26,675, $6,853, $7,930 and $10,252 in 1996, 1997, 1998 and 1999, respectively, restricted under the terms of various notes and other agreements.
(9) Working capital includes the restricted investments referred to in Note 8 above whose restrictions either lapse within one year or will be used to pay current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to approximately 90,000 business and government customers. As of December 31, 1999, Intermedia is the fourth largest nationwide frame relay provider in the United States (based on frame relay revenues), a leading Tier One Internet service provider, the largest domestic independent provider of competitive local services (based on revenues), the largest provider of shared tenant telecommunications services, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, the Company operates in primarily two segments, integrated communications provider and Web and application hosting services. The Company uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability, and cash needs of the Web and applications hosting segment are discussed below.

     Intermedia believes it is well positioned to take advantage of technical, regulatory and market dynamics that currently promote demand for a fully integrated set of communications services. Intermedia's services include high quality guarantees, customer service and technical support for design, implementation, and operations. Through a combination of internally generated growth and targeted acquisitions, the Company has expanded its service territory and substantially increased its customer base since its inception in 1986.

     The Company delivers its local access and voice services, primarily through Company owned local and long distance switches, over a digital transport network. The Company offers its data and Internet services to its customers on an extensive inter-city network that connects its customers to locations nationwide. Through its 881 "NNIs" and 185 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. The Company's nationwide interexchange network carries both its data and voice traffic.

     During 1998, Intermedia entered into enhanced data services agreements with US West, Ameritech and Williams. Pursuant to the agreements with US West and Ameritech, Intermedia was selected as the preferred provider for out-of-region data services. Williams has agreed to use Intermedia's enhanced data services in areas where it does not have data switching capability.

     In March 1998, the Company and Williams executed a Capacity Purchase Agreement which, as amended in March 1999, provides the Company with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for 20 years. The agreement covers approximately 14,000 route miles.

     On March 10, 1998, the Company completed its acquisition of Shared Technologies Fairchild, Inc. ("Shared"), a shared tenant communications services provider. Aggregate cash consideration for the acquisition was approximately $782.6 million and was funded with the Company's existing cash reserves in March 1998. For convenience, the operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998.

     On March 31, 1998, the Company acquired Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,320,048 shares of the Company's common stock, valued at approximately $137.2 million, the retirement of $15.1 million in LDS's long-term debt and acquisition related expenses of $3.3 million. The cash portion of the acquisition was funded with the Company's existing cash reserves in March 1998. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998.

     On April 30, 1998, the Company completed the acquisitions of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of the Company's common stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.6 million in acquisition related costs. The cash portion of the acquisition was funded with the Company's existing cash reserves in April 1998. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998.

     On April 29, 1998, the Company announced that it had committed resources to a restructuring program (the "Program"), a plan to implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, the Company developed and began implementation of the Program which was designed to streamline and refocus the Company's operations and transform Intermedia's five separate operating companies into one integrated communications provider. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems, including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses, including the elimination of headcount and related costs.

     In connection with the adoption of the Program, the Company recorded a restructuring charge during the second quarter of 1998 of approximately $32.3 million, which was reduced in the third and fourth quarters of 1998 by $13.5 million, upon renegotiation of a contract and other changes. The Company also expensed other business restructuring and integration costs associated with the Program of $34.7 million during 1998. Business restructuring and integration expense associated with the program of approximately $27.9 million was recorded by the Company during 1999. The Company expects the Program to continue through June 2000.

     In April 1999, the Company announced that it has entered into strategic alliances with two DSL (digital subscriber line) companies, NorthPoint and Rhythms NetConnection. These agreements will allow the Company to purchase DSL transport to provide additional telecommunications services such as high speed Internet access, local and long distance services, and frame relay to Intermedia's small and medium sized customers on a more economical basis. Intermedia has implemented DSL technology using its own network facilities for its shared tenant services (Advanced Building Networks) buildings to provide greater bandwidth for data, voice and Internet access. The NorthPoint and Rhythms alliances will enable the Company to increase its existing market coverage for DSL services.

     Due to its ability to provision nationwide data services, the Company announced in August 1999 that it was selected by Bell Atlantic to provide frame relay services to Bell Atlantic's out-of-region customers. The Company believes this arrangement will offer customers a single point of contact for sales and customer care and will enable Intermedia to benefit from Bell Atlantic's customer relationships and distribution abilities and thereby sell additional frame relay services. (This is in addition to the preferred provider partnerships Intermedia entered into with US West and Ameritech in 1998 to provide out-of-region data services.) The Company expects a continued positive revenue impact from the strategic partnerships referred to above.

     In August 1999, Digex sold 11.5 million shares of its Class A common stock in an initial public offering. In February 2000, Digex completed a second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and the Company sold 10,650,000 shares of Digex Class A Common Stock it then owned. Intermedia owns approximately 62.0% of the outstanding Common Stock of Digex. However, since each share of Digex Class B common stock has ten votes and each share of Digex Class A has one vote, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds from the Digex offering to Intermedia were approximately $913.8 million and can be used to purchase telecommunications related assets or reduce outstanding debt due to restrictions in Intermedia's debt instruments.

     In the third quarter of 1999, the Company expanded its unifiedvoice.net(SM) (uv.net) service, which provides integrated local, long distance and high-speed Internet access, to 39 cities. While the Company has offered integrated services in the past, uv.net will enable Intermedia to increase its addressable market from 15% to over 85% of the business lines in the markets it serves and offer a more economical and technologically advanced package of telecommunications services to small and medium businesses.

PLAN OF OPERATION

     The Company believes its revenue growth will be generated primarily from its data, internet, and web hosting, and local exchange services. Based on the Company's analysis of Federal Communications Commission market data and its knowledge of the industry, the Company estimates that the market for enhanced data, local exchange and interexchange services currently exceeds $100.0 billion within its service territory.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of the Company expressed in percentages of revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------    -----    -----
Revenues:
  Data, Internet and web hosting............................    63.7%    36.7%    39.9%
  Local access and voice....................................    33.8     49.1     45.7
  Integration...............................................     2.5     14.2     14.4
                                                              ------    -----    -----
                                                               100.0    100.0    100.0
Expenses:
  Network expenses..........................................    66.4     47.4     41.0
  Facilities administration and maintenance.................    12.8      9.3     11.4
  Cost of goods sold........................................     1.2      9.1      9.2
  Selling, general and administrative.......................    39.1     29.9     32.5
  Depreciation and amortization.............................    21.6     32.2     36.3
  Deferred compensation.....................................      .6       .3       .2
  Charge-off of purchased in-process R&D....................    24.2      8.8       --
  Business restructuring, integration and other charges.....      --      7.5      3.1
                                                              ------    -----    -----
Loss from operations........................................   (65.9)   (44.5)   (33.7)
Other income (expense):
  Interest expense..........................................   (24.5)   (28.9)   (32.7)
  Interest and other income.................................    10.8      5.0      3.9
                                                              ------    -----    -----
Net loss before minority interest...........................   (79.6)   (68.4)   (62.2)
Minority interest in net loss of subsidiary.................      --       --       .7
                                                              ------    -----    -----
Net loss before extraordinary item..........................   (79.6)   (68.4)   (61.5)
Extraordinary loss on early retirement of debt..............   (17.7)      --       --
                                                              ------    -----    -----
Net loss....................................................   (97.3)   (68.4)   (61.5)
Preferred stock dividends and accretions....................   (17.6)   (12.7)   (10.2)
                                                              ------    -----    -----
Net loss attributable to common stockholders................  (114.9)%  (81.0)%  (71.7)%
                                                              ======    =====    =====

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company's revenue grew from $712.8 million to $906.0 million or 27.1% from 1998 to 1999. Revenue in 1998 and 1999 for each of the Company's product lines were as follows:

                                                               1998     1999    INCREASE/(DECREASE)
                                                              ------   ------   -------------------
Data, Internet and Web hosting..............................  $261.4   $361.5         $100.1
Local access and voice......................................   350.0    414.2           64.2
Integration.................................................   101.4    130.3           28.9
                                                              ------   ------         ------
                                                              $712.8   $906.0         $193.2
                                                              ======   ======         ======

     The overall increase in revenue was partially due to the acquisitions of the affiliated entities known as the LDS on March 31, 1998 and National on April 30, 1998. The operating results of LDS and National are included in the Company's consolidated financial statements commencing April 1, 1998. The Company has also continued its efforts to introduce new services and increase the focus of the Company's sales force on offering a full suite of telecommunications services to an expanding market. The Company's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of key enhanced services such as data, Internet connectivity and managed Web site and application hosting, and local access services.

     Data, Internet and Web hosting revenue increased 38.3% to $361.5 million in 1999 compared to $261.4 million in 1998. This increase was principally a result of the expansion of the Company's frame relay and ATM networks as well as strong growth in Internet and managed Web site application and hosting services. Intermedia's data network expanded by 201 NNI connections, 13,705 frame relay nodes, and 8 data switches since December 31, 1998. In addition, the Company experienced an increase in sales of frame relay services as a result of its data agreements with US West, Ameritech, and Bell Atlantic. The Company also experienced increased sales in Internet and managed Web site and application hosting services due to new customer additions and sales of additional services to existing customers. As of December 31, 1999, the Company had 2,311 Web servers on line, an increase of 1,263 from December 31, 1998.

     Local access and voice revenue increased 18.3% to $414.2 million in 1999 compared to $350.0 million in 1998. This increase was partially due to the acquisition of LDS on March 31, 1998 and National on April 30, 1998, and the continued rollout of local exchange services into additional markets. In addition, the number of voice switches increased from 23 at December 31, 1998 to 29 at December 31, 1999 as Intermedia expanded its voice switch network into new geographic markets. The number of access line equivalents increased by 153,510 from December 31, 1998 through December 31, 1999. The additional access line equivalents were primarily on-switch. These on-switch access line equivalents contribute to improved gross margins and allow the Company to offer a more economical package of telecommunications services to its customers. The Company has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, the Company was certified as a CLEC in 38 states and the District of Columbia at the end of 1999. The increases in local access and voice described above were offset by decreases in long distance voice sales over 1998. The decrease was primarily due to the Company's decision during the second quarter of 1998 to begin its exit of the low margin wholesale long distance business, as well as per minute long distance pricing declines in the industry. While the Company is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis, the Company believes that its integrated business strategy (including sales of higher margin products such as uv.net) should more than compensate for the decrease in long distance voice revenue and should result in an increase in higher overall margins in future periods.

     Integration revenue increased 28.5% to $130.3 million in 1999 compared to $101.4 million in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment in 1999 compared to 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

     Revenue from the Digex Web hosting segment, increased 164.6% to $59.8 million in 1999 compared to $22.6 million in 1998. The $37.2 million increase in revenue was a result of the segment's increased marketing efforts and market acceptance of our new products, resulting in growth in our number of customers. Digex also experienced increases in revenue from customers through upgrade and value-added services. This translated into higher average revenues per server.

     Operating expenses in total increased 17.6% to $1,211.1 million in 1999 compared to $1,030.1 million in 1998. Operating expenses decreased to 133.7% of revenue in 1999 compared to 144.5% of revenue in 1998. The 1998 operating expenses include a $63.0 million charge for in-process research and development in connection with the acquisition of Shared. In addition, business restructuring and integration expenses (discussed below) decreased to $27.9 million in 1999 compared to $53.5 million in 1998. These decreases were offset by increases in other operating expenses, including increased support costs relating to the significant expansion of the Company's owned and leased networks and the increase in personnel to sustain and support the Company's growth, as well as accelerating growth in Digex Web hosting segment which became a separate public company in August 1999. Depreciation increased in 1999 compared to 1998 as a result of the Company's telecommunications equipment additions. During 1999, the Company made improvements in its business processes through implementation of various automated systems including sales order tracking, switch translation, enterprise resource planning, and continued integration of its billing systems. The Company has realized savings from these efforts through improved sales and back office productivity and decreased provisioning time.

     Network expenses increased 9.9% to $371.2 million in 1999 compared to $337.6 million in 1998. The Company has incurred increased expenses in leased network capacity associated with the growth of local access and voice as well as data and Internet service revenues. These increases were partially offset by reduced network expenses, as a percentage of revenue, resulting from the Company's integrated business strategy. The Company has also benefited from several network agreements, including the Company's network agreement with Williams. The Williams agreement, executed in March 1998 (and amended in 1999), positively impacted network expenses as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. Finally, the Company has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

     Facilities administration and maintenance expenses increased 56.4% to $103.4 million in 1999 compared to $66.1 million in 1998. The increase resulted from support costs related to the expansion of the Company's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the Company's expanding network, as well as the accelerating growth in the Digex Web hosting segment. These increases were partially offset by administrative cost efficiencies and synergies that were realized from the successful completion of the restructuring and integration program, including the integration of the Company's acquired businesses.

     Cost of goods sold increased 28.1% to $83.4 million in 1999 compared to $65.1 million in 1998. This increase was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment in 1999 compared to 1998 resulting from Year 2000 upgrades and the successful expansion of the Company's sales force on the West Coast.

     Selling, general and administrative expenses increased 38.2% to $294.4 million in 1999 compared to $213.0 million in 1998. The Company's core growth strategy required increases in sales and marketing efforts and other support costs, including a substantial increase in the number of employees required to support the Company's managed Web site and application hosting segment. The Company's sales and marketing related expenses increased approximately $36.7 million, management information services increased approximately $4.8 million, customer operations increased approximately $15.3 million, and other general administrative costs to support the administrative departments and corporate development increased approximately $24.6 million.

     Deferred compensation decreased 28.6% to $1.5 million in 1999 compared to $2.1 million in 1998. The Company recorded deferred compensation for the Company's Stock Award Plan (discussed further in note 10 to the financial statements) and for below-market stock options granted to certain employees in connection with the initial public offering of the Company's web site and application hosting subsidiary during 1999. The decrease in deferred compensation expense over 1998 relates to a change in the qualifying vesting period for the Stock Award Plan during 1999.

     Depreciation and amortization expenses increased 43.4% to $329.3 million in 1999 compared to $229.7 million in 1998. This increase was principally due to depreciation of telecommunications equipment placed in service during 1999 as a result of ongoing network expansion (including the irrevocable right of use acquired from Williams). Depreciation expense is expected to increase in future periods based on the Company's plans to continue expanding its network and facilities, including its new managed Web site and application hosting facilities on the East and West Coasts.

     The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs and an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform ("MSAP") which will enable Shared to provision new data services. These projects were completed by December 31, 1999.

     Development efforts for these in-process R & D projects included various phases of design, development, and testing. As of December 31, 1999, the Company has deployed digital subscriber loop access management (DSLAMs) as the MSAP in 272 shared tenant (Advanced Building Networks) buildings. These DSLAMs provide customers with high speed Internet access. While voice and data services are not currently provided through this single MSAP, the DSLAMs provide the infrastructure for future phases of this technological development.

     Business restructuring and integration expense of approximately $27.9 million was recorded by the Company during 1999 compared to $53.5 million during 1998. During 1998, the Company recorded a one-time charge of $18.8 million comprised primarily of network integration, back office accounting integration and information systems integration cost and costs associated with positions eliminated as a result of the Program. Additional costs of $29.3 million and $34.7 million were recorded during the year ended December 31, 1999 and 1998, respectively, representing incremental, redundant, or convergence costs that result directly from implementation of the Program but which are required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. The Company expects the Program to continue until June 2000 due to the extension of completion dates of certain projects. The restructuring program reserve and related restructuring expenses were adjusted during the Program due to changes in estimates relating to various restructuring projects.

     Interest expense increased 43.8% to $295.9 million in 1999 compared to $205.8 million in 1998. This increase primarily resulted from interest expense on approximately $300.0 million principal amount at maturity of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes issued in February 1999. In addition, the increase partially resulted from increased interest expense on $500.0 million principal amount of 8.6% Senior Notes issued in May 1998. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $10.4 million and $7.2 million for the years ended December 31, 1999 and 1998, respectively.

     Interest and other income remained constant at $35.8 million in 1999 and 1998. Interest income decreased slightly due to comparatively higher level of average cash balances during 1998 as compared to 1999. The Company issued approximately $500.0 million for 8.6% Senior Notes in May 1998 and approximately $200.0 million for Series F Depositary Shares in August 1998, compared to approximately $300.0 million for 9.5% Senior Notes and approximately $364.0 million for 12.25% Senior Subordinated Discount Notes early in 1999. In addition, Digex completed its initial public offering, which raised approximately $178.9 million net proceeds during August 1999. This decrease in interest and other income was offset by increases in customer finance charges during 1999 as compared to 1998.

     Net loss before minority interest increased 16.0% to $(565.2) million in 1999 compared to $(487.2) million in 1998. Factors contributing to the increase in the Company's net loss are described above.

     A minority interest in net loss of subsidiary of $6.8 million was recorded by the Company in 1999. The minority interest in net loss of subsidiary is approximately 18.7% of the net losses incurred by Digex subsequent to the August 4, 1999 initial public offering. The Company expects this amount to increase in 2000 as the Company decreases its ownership in the subsidiary.

     Preferred stock dividends and accretions increased 2.4% to $92.5 million in 1999 compared to $90.3 million in 1998. The slight increase was due to the dividends accrued on the Series F Preferred Stock that was issued in August 1998. The increase was offset by conversion of approximately 15,000 shares of the Company's Series D Preferred Stock and approximately 15,000 shares of the Company's Series E Preferred Stock into common stock in July and August of 1998. The Company recorded a preferred stock dividend charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

  EBITDA Before Certain Charges

     EBITDA before certain charges, as defined below, increased $22.8 million to $53.7 million in 1999 compared to $30.9 million in 1998. The integration of recent acquisitions contributed to improved EBITDA before certain charges as a result of consolidating sales forces and introducing the Company's products into additional markets. Gross margin, inclusive of network expenses, facilities administration and maintenance expenses and cost of goods sold, increased to $348.1 million in 1999 compared to $244.0 million in 1998 as a result of the Company's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. In addition, the Company has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products. Partially offsetting the favorable increase in gross margin was a $81.4 million increase in selling, general and administrative expenses. The Company has made significant strides in restructuring back-office and administrative functions and has integrated its information systems and resources and expects the Program to continue until June 2000. However, the Company's core growth strategy and accelerated growth in Digex required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses.

     EBITDA before certain charges consists of earnings (net loss before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     The Company's revenue grew from $247.9 million to $712.8 million or 187.5% from 1997 to 1998. Revenue in 1997 and 1998 for each of the Company's product lines were as follows:

                                                               1997     1998    INCREASE
                                                              ------   ------   --------
Data, Internet and Web hosting..............................  $158.0   $261.4    $103.4
Local access and voice......................................    83.8    350.0     266.2
Integration.................................................     6.1    101.4      95.3
                                                              ------   ------    ------
                                                              $247.9   $712.8    $464.9
                                                              ======   ======    ======

     The overall increase in revenue was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998, the acquisition of National in the second quarter of 1998, the introduction of new services and the increased focus of the Company's sales force on offering a full suite of communications services to an expanding market. A portion of the revenue increase was also attributable to the inclusion of DIGEX (included both Internet connectivity and Web hosting business units prior to carve out of Digex in 1999) for 12 months in 1998 compared to six months in 1997. In addition, the Company has been integrating its acquisitions throughout 1998, and the Company offers a fully integrated portfolio to a larger customer base.

     Data, Internet and Web hosting revenue increased 65.4% to $261.4 million in 1998 compared to $158.0 million in 1997. This increase was principally due to the acquisition of LDS during the first quarter of 1998 and the expansion of the Company's enhanced data network, as well as the inclusion of the operating results of DIGEX for 12 months in 1998 compared to six months in 1997. The data network was expanded by 41 switches, 294 NNI connections, and 15,059 new frame relay nodes. In addition, the Company experienced a significant increase in sales of frame relay, Internet and Web hosting services during 1998.

     Local access and voice revenue increased 317.6% to $350.0 million in 1998 compared to $83.8 million in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998, the acquisitions of LDS and National during the second quarter of 1998, and the continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 266,235 from December 31, 1997 through December 31, 1998. The Company was certified as a competitive local exchange carrier ("CLEC") in 37 states and the District of Columbia as of December 31, 1998, versus 36 states and the District of Columbia as of December 31, 1997. Increases in long distance voice revenue resulted principally from the acquisitions of Shared and LDS during the first quarter of 1998 and the acquisition of National during the second quarter of 1998, which were partially offset by the Company's second quarter decision to exit the wholesale long distance business. However, the Company also experienced strong growth in long distance switched revenue and steady growth in interLATA transport.

     Integration services revenue increased 1,549.6% to $101.4 million in 1998 compared to $6.1 million for the same period in 1997. This increase was principally due to the acquisition of Shared during the first quarter of 1998.

     Revenue from the Company's operating segment, Digex Web hosting, increased 94.9% to $22.6 million in 1998 compared to $11.6 million in 1997. The $11.0 million increase in revenue was a result of the Company's increased marketing efforts, and market acceptance of its new products, resulting in growth in the number of customers. The Company also experienced increases in revenue from existing customers through upgrades and value-added services. This translated into higher average revenues per server.

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

     Network expenses increased 105.3% to $337.6 million in 1998 compared to $164.5 million in 1997. The increase resulted principally from the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The Company incurred increased expenses in leased network capacity associated with the growth of local network service, data service and interexchange service revenues. The Williams agreement positively impacted network operations expenses in 1998 by eliminating certain backbone network costs that were previously accounted for as operating leases. This positive impact was substantially offset by depreciation expense associated with the underlying irrevocable right of use.

     Facilities administration and maintenance increased 108.5% to $66.1 million in 1998 compared to $31.7 million in 1997. The increase in the combined costs of facilities administration and maintenance and cost of goods sold was principally the result of the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The increase also resulted from support costs relating to the expansion of the Company's owned and leased network capacity, increases in maintenance expense due to network expansion, and increased payroll expenses related to hiring additional engineering and operations staff to support and service the expanding network, including the increase in anticipated volume relating to the US West, Ameritech, and Bell Atlantic agreements.

     Cost of goods sold increased 2,070% to $65.1 million in 1998 compared to $3.0 million in 1997. The increase in cost of goods sold was principally due to the acquisition of Shared during the first quarter of 1998.

     Selling, general and administrative expenses increased 119.6% to $213.0 in 1998 compared to $97.0 in 1997. The increase was principally due to the acquisitions of Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The acquisitions of Shared, LDS, and National contributed to the increase by approximately $38.4 million, $12.1 million, and $7.1 million, respectively. In addition, the Company has experienced continued personnel growth, represented by departmental expense increases in sales of approximately $42.2 million, marketing of approximately $10.0 million, management information services of approximately $7.0 million and customer operations of approximately $12.5 million. The growth in headcount was related to the expansion in all of the Company's service lines.

     Depreciation and amortization expense increased 328.5% to $229.7 million in 1998 compared to $53.6 million in 1997. This increase primarily resulted from additions to telecommunications equipment placed in service during 1997 and 1998 relating to ongoing network expansion (including the irrevocable right of use acquired from Williams), as well as the acquisitions of Shared, LDS, and National which contributed $662.8 million, $143.1 million, and $146.7 million, respectively, of intangible assets in 1998. In addition, the acquisition of DIGEX in July 1997 contributed approximately $113.4 million of intangible assets. The amortization related to the DIGEX acquisition was included as part of amortization expense for 12 months in 1998 compared to six months in 1997.

     Deferred compensation expense increased 31.3% in 1998 to $2.1 million compared to $1.6 million in 1997. The Company recorded increased deferred compensation expense in 1998 related to the Company's Stock Award Plan (discussed further in Note 10 to the financial statements) as compared to 1997.

     The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, the Company relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs and an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform ("MSAP") which will enables Shared to provision new data services. These projects were completed by December 31, 1999.

     Development efforts for these in-process R&D projects included various phases of design, development, and testing. The Company has deployed digital subscriber loop access management (DSLAMs) as the MSAP in 272 shared tenant (Advanced Building Networks) buildings in 17 markets. These DSLAMs provide customers with high speed Internet access. While voice and data services are not currently provided through this single MSAP, the DSLAMs provide the infrastructure for future phases of this technological development.

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

     Remaining development efforts for these in-process R&D projects included various phases of design, development, and testing. These projects were completed by December 31, 1999. The estimated costs to complete the projects were approximately $2.4 through December 31, 1998.

     Business restructuring and integration expense of approximately $53.5 million was recorded by the Company during the twelve months ended December 31, 1998. As more fully discussed in Note 3 of the Consolidated Financial Statements, these costs arose from businesses exited, contract terminations and integration and other restructuring activities and costs, including incremental, redundant or convergence costs that result directly from implementation of the Program. Additional incremental, redundant and convergence costs were be expensed as incurred over the Program implementation period, which will be continued until June 2000.

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

     Loss from operations from the Company's operating segment, Digex Web hosting, decreased by $12.4 million in 1998 from $16.7 million compared to $29.1 million in 1997. The increase is primarily attributable to the segment's allocated portion (approximately $15 million) of the in-process R&D as more fully discussed above. The decrease was partially offset by an increase in costs associated with this segment's growth strategy. Costs associated with the administration and maintenance of the new data centers and increased selling, general and administrative costs represent a large portion of this segment's expenses during its expansion in 1998

     Extraordinary loss of $43.8 million in 1997 consisted of pre-payment penalties relating to the early retirement of certain outstanding indebtedness of the Company from the proceeds of a new issuance of senior notes and the write-off of the unamortized deferred financing costs associated with the retired indebtedness.

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

     EBITDA before certain charges, as defined below, increased to $30.9 million in 1998 compared to $(48.2) million for the same period in 1997. The increase was principally the result of the acquisitions of

Shared and LDS in the first quarter of 1998 and the acquisition of National in the second quarter of 1998. The acquisitions also contributed to improved EBITDA before certain charges by consolidating sales forces and introducing the Company's products into additional markets. The Company has continued its efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient manner. In addition, the Company has been successful in selling more of its access lines "on switch" and increasing its mix of higher margin products. The business restructuring and integration program has yielded benefits by rationalizing and integrating the recent acquisitions, including eliminating redundant costs. In addition, the Company has reduced network operation expenses, facilities administration and maintenance expenses and selling, general and administrative expenses as a percentage of revenue in 1998 compared to 1997.

     EBITDA before certain charges consists of earnings (loss) before extraordinary loss on early extinguishment of debt, interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business restructuring, integration and other costs associated with the restructuring program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally acceptable accounting principles and as a result the measure of EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. The Company believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of the Company's networks. Cash payments for capital assets for the Company were approximately $260.1 million, $492.0 million, and $602.3 million for the years ended December 31, 1997, 1998 and 1999, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. The Company expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of the Company's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to the Company's networks, and
(iv) continued expansion of data centers related to the development of the Digex Web hosting segment.

     The substantial capital investment required to build the Company's network has resulted in negative cash flow after consideration of investing activities over the last five years. The Company expects to continue to experience negative cash flow after investing activities for the next several years due to the continuous expansion and the development of the Company's networks. With respect to the Digex Web hosting segment, the Company anticipates significant cash requirements for several years for data center capacity, increasing the employee base to support expanding operations and investing in its marketing and research and development efforts. Until sufficient cash flow after investing activities is generated, the Company will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

     In February 1999, the Company sold $300.0 million principal amount of 9.5% Senior Notes and $364.0 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes in a private placement transaction. Net proceeds to the Company amounted to approximately $488.4 million from both issuances. The proceeds of the offering of the 9.5% Senior Notes cannot be used for working capital purposes and can solely be used to fund up to 80% of the cost of acquiring or constructing telecommunications related assets. The proceeds from the offering of the 12.25% Senior Subordinated Discount Notes will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

     In August 1999, Digex, sold 11.5 million shares of its Class A common stock in an initial public offering. The shares sold represented approximately 18.7% of the aggregate number of shares of Digex common stock outstanding. However, the Company retained a 97.8% voting interest in Digex during 1999. The net proceeds from the Digex initial public offering were approximately $178.9 million and can be used to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments. The Company reduced its ownership in Digex in 2000 as explained below.

     On December 22, 1999, the Company had secured a five-year $100.0 million Revolving Credit Agreement (the "Credit Agreement") outstanding with three financial institutions. The Revolving Credit Facility ("Credit Facility") may be repaid and reborrowed from time to time in accordance with the terms and provisions of the agreement, and is guaranteed by each of the Company's subsidiaries. The Credit Facility is secured by a pledge of the stock of each of the Company's subsidiaries, and is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on the revolving credit facility is based on either a LIBOR or an alternative base rate option, and is paid quarterly in arrears. The Credit Agreement contains covenants customary for facilities of this nature, including limitations on incurrence of additional debt, asset sales, acquisitions, investments, amount others. At December 31, 1999, the Company had $50.0 million outstanding under the credit facility which was repaid in February 2000. In addition, the Company has recently received a commitment from the banks to increase the size of the Credit Facility, although it is under no obligation to do so.

     On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Preferred Stock"), with detachable warrants to purchase 1,065,000 shares its Class A common stock (the "Warrants"), for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. The Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 shares of Class A Common Stock. The Warrants can be exercised at any time over their three-year term at a price of $57 per share (the fair value of the Company's common stock on the transaction commitment date). The proceeds from the offering will be allocated between the Preferred Stock and the Warrants based upon their relative fair values, which have not yet been determined by the Company. Following the allocation, the Preferred Stock will be accreted up to its liquidation preference through charges to accumulated deficit.

     On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A common stock. Digex offered 2,000,000 shares of its Class A common stock, and the Company sold 10,650,000 shares of Digex Class A common stock. Intermedia now owns approximately 62.0% of the outstanding Common Stock of Digex. However, since each share of Digex Class B common stock has ten votes and each share of Digex Class A has one vote, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds to Intermedia were approximately $913.8 million and will be used to reduce the Company's outstanding debt and to purchase telecommunications related assets.

     On February 17, 2000, the KKR made a $200 million equity investment in the Company in a private placement transaction. In exchange for this investment, the Company issued 200,000 shares of Series G Junior Convertible Preferred Stock (the Series G Preferred Stock) (aggregate liquidation preference $200 million) in a private placement transaction. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. At the Company's option, dividends are payable in cash, issuance of shares of common stock of the Company, or by some combination thereof. The Series G Preferred Stock is redeemable, at the option of the Company, at any time on or after February 17, 2005 at rates commencing with 103.5% declining to 100% on February 17, 2008. At closing, two representatives of KKR joined the board. Net proceeds to the Company were approximately $188.0 million. The proceeds from this investment will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

     In addition, KKR received warrants to purchase 1,000,000 shares of the Company's Common Stock at $40 per share and warrants to purchase 1,000,000 shares of the Company's Common Stock at $45 per share.

     The Company believes that its business plan will be funded into the second half of 2001. However, the Company's future capital needs depend upon a number of factors, certain of which it controls (such as marketing expenses, staffing levels, customer growth and capital costs) and others which it cannot control (such as competitive conditions and government regulation). Moreover, the terms of the Company's outstanding indebtedness (including the Credit Facility with Bank of America, N.A.) and preferred stock impose certain restrictions upon the Company's ability to incur additional indebtedness or issue additional preferred stock. Depending on market conditions, the Company may decide to raise additional capital before such time. There can be no assurance, however, that the Company will be successful in raising sufficient debt or equity on terms that it will consider acceptable.

     The Company has from time to time held, and continues to hold, preliminary discussions with (i) potential investors (i.e. strategic investors in the same or a related business and financial investors) who have expressed an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of the Company's network or services without necessarily requiring an additional investment in or by the Company and (iii) companies that represent potential acquisition opportunities for the Company. There can be no assurance that any agreement with any potential strategic or financial investor, joint venture partner or acquisition target will be reached nor does management believe that any such transaction is necessary to successfully implement its strategic plans.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer-controller systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. To date, the Company has not experienced any significant Year 2000 problems.

     As of December 31, 1999, the Company had spent $15.6 million on external costs, $4.8 million on internal costs, and $7.3 million on hardware and software costs pursuant to our compliance program. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs. The costs presented do not include system upgrades that would otherwise result as part of the Company's capital expenditure program.

INCOME TAXES

     The Company recorded no current net income tax expense in 1999. At December 31, 1999, a full valuation allowance was provided on net deferred tax assets of $446.1 million based upon the Company's history of losses over the past several years and the uncertainty surrounding the Company's ability to recognize such assets. The valuation allowance relates primarily to net operating losses and high yield debt obligations. Due to the sale of Digex stock in February 2000, the Company will recognize a gain on sale of stock and could utilize net operating losses in the future.

IMPACT OF INFLATION

     Inflation has not had a significant impact on Intermedia's operations over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the information captioned "Proposal One: Election of Directors" and "Executive Officers" to be included in the Company's proxy statement to be filed in connection with the annual meeting of stockholders, to be held on May 25, 2000 (the "Proxy Statement").

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

FINANCIAL STATEMENTS
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets at December 31, 1998 and 1999...   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998, and 1999.........................   F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998, and 1999.....   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998, and 1999.........................   F-6
Notes to Consolidated Financial Statements..................   F-7
FINANCIAL STATEMENT SCHEDULES
Schedule II -- Valuation and Qualifying Accounts............  F-33

     All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

INTERMEDIA REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter of 1999:

     Intermedia filed a Current Report on Form 8-K, dated November 3, 1999, reporting under Item 5 the issuance of a press release discussing the Company's third quarter results. The Company also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

     Intermedia filed a Current Report on Form 8-K, dated December 29, 1999, reporting under Item 5 that the Company entered into a Revolving Credit Agreement with Bank of America N.A., the Bank of New York, and Toronto Dominion (Texas), Inc.

                                 EXHIBIT INDEX

NUMBER                                   EXHIBIT
-------                                  -------
1.1       --   Senior Note Purchase Agreement, dated as of February 19,
               1999, among Intermedia and Bear, Stearns, & Co. Inc.,
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon
               Smith Barney Inc., NationsBanc Montgomery Securities LLC and
               Warburg Dillon Read LLC (the "Initial Purchasers"). Exhibit
               1.1 to Intermedia's Registration Statement on Form S-4 filed with the Commission on April 15, 1999 is incorporated herein by reference.
1.2       --   Senior Subordinated Note Purchase Agreement, dated as of
               February 19, 1999, among Intermedia and the Initial
               Purchasers. Exhibit 1.2 to Intermedia's Registration
               Statement on Form S-4 filed with the Commission on April 15,
               1999 is incorporated herein by reference.
1.3       --   Purchase Agreement, dated August 12, 1998, among the Company and the Initial Purchasers, Exhibit 1.1 to Intermedia's
               Registration Statement on Form S-3/A filed January 12, 1999, is incorporated herein by reference.
2.1       --   Agreement and Plan of Merger, dated as of June 4, 1997,
               among Intermedia, Daylight Acquisition Corp. and DIGEX.
               Exhibit 99(c)(1) to Intermedia's Schedule 14D-1 filed with the Commission on June 11, 1997 is incorporated herein by
               reference.
2.2       --   Agreement and Plan of Merger, dated as of November 20, 1997, by and among Intermedia, Moonlight Acquisition Corp. and
               Shared. Exhibit 99(c)(1) to Intermedia's
               Schedule 14D-1 and Schedule 13D filed with the Commission on
               November 26, 1997 is incorporated herein by reference.
2.3       --   Acquisition Agreement, dated as of December 17, 1997, among
               Intermedia and the holders of interest in the Long Distance
               Savers companies. Exhibit 2.3 to Amendment No. 1 to
               Intermedia's Registration Statement on Form S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is
               incorporated herein by reference.
2.4       --   Agreement and Plan of Merger, dated as of February 11, 1998, among Intermedia, Sumter One Acquisition, Inc., Sumter Two
               Acquisition, Inc., National Telecommunications of Florida,
               Inc., NTC, Inc. and the stockholders of National. Exhibit
               2.4 to Intermedia's Registration Statement on Form S-3 filed with the Commission on February 13, 1998 (No. 333-46369) is incorporated herein by reference.
3.1       --   Restated Certificate of Incorporation of Intermedia,
               together with all amendments thereto. Exhibit 3.1 to
               Intermedia's Registration Statement on Form S-4 filed with the Commission on June 16, 1998 (No. 333-56939) (the "Form
               S-4") incorporated herein by reference.
3.2       --   By-laws of Intermedia, together with all amendments thereto.
               Exhibit 3.2 to Intermedia's Registration Statement on Form
               S-1, filed with the Commission on November 8, 1993 (No.
               33-69052) (the "Form S-1") is incorporated herein by
               reference.
4.1       --   Indenture, dated as of June 2, 1995, between Intermedia and
               SunBank National Association, as trustee. Exhibit 4.1 to
               Intermedia's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 20, 1995 (No.
               33-93622) is incorporated herein by reference.
4.1(a)    --   Amended and Restated Indenture, dated as of April 26, 1996, between Intermedia and SunTrust Bank, Central Florida,
               National Association, as trustee. Exhibit 4.1 to
               Intermedia's Current Report on Form 8-K filed with the
               Commission on April 29, 1996 is incorporated herein by
               reference.
4.2       --   Indenture, dated as of May 14, 1996, between Intermedia and
               SunTrust Bank, Central Florida, National Association, as
               trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's
               Registration Statement on Form S-3 filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.
4.3       --   Indenture, dated as of July 9, 1997, between Intermedia and
               SunTrust Bank, Central Florida, National Association, as
               trustee. Exhibit 4.1 to Intermedia's Current Report on Form
               8-K filed with the Commission on July 17, 1997 is
               incorporated herein by reference.

NUMBER                                   EXHIBIT
-------                                  -------
4.4       --   Indenture, dated as of October 30, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
               trustee. Exhibit 4.1 to Intermedia's Current Report on Form
               8-K filed with the Commission on November 6, 1997 is
               incorporated herein by reference.
4.5       --   Indenture, dated as of December 23, 1997, between Intermedia and SunTrust Bank, Central Florida, National Association, as
               trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File No. 333-44875) filed with the
               Commission on April 18, 1996 is incorporated herein by
               reference.
4.6       --   Indenture, dated as of May 27, 1998, between Intermedia and
               SunTrust Bank, Central Florida, National Association, as
               trustee. Exhibit 4.6 to Intermedia's Form S-4 is
               incorporated herein by reference.
4.7       --   Rights Agreement dated as of March 7, 1996, between
               Intermedia and Continental Stock Transfer and Trust Company.
               Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the Commission on March 12, 1996 is incorporated herein by reference.
4.7(a)    --   Amendment to Rights Agreement, dated as of February 20, 1997 between Intermedia and Continental Stock Transfer & Trust
               Company. Exhibit 4.4(a) to Intermedia's Annual Report on
               Form 10-K for the year ended December 31, 1996 is
               incorporated herein by reference.
4.7(b)    --   Amendment to Rights Agreement, dated as of January 27, 1998 between Intermedia and Continental Stock Transfer & Trust
               Company. Exhibit 4.6(b) to Intermedia's Annual Report on
               Form 10-K (the "1997 Form 10-K") is incorporated herein by reference.
4.8       --   Certificate of Designation of Voting Power, Designation
               Preferences and Relative, Participating, Optional and Other
               Special Rights and Qualifications, Limitations and
               Restrictions of 7% Series F Junior Convertible Preferred
               Stock of the Company filed with the Secretary of State of
               the State of Delaware August 17, 1998, Exhibit 4.8 to
               Intermedia's Registration Statement on Form S-3/A filed
               February 1, 1999, is incorporated herein by reference.
4.9       --   Registration Rights Agreement, dated August 18, 1998, among the Company and the Initial Purchasers, Exhibit 4.7 to
               Intermedia's Registration Statement on Form S-3/A filed
               January 12, 1999, is incorporated herein by reference.
4.10      --   Deposit Agreement, dated August 18, 1999, among the Company and Continental Stock Transfer & Trust Company, Exhibit 4.9
               to Intermedia's Registration Statement on
               Form S-3/A filed January 12, 1999, is incorporated herein by reference.
4.11      --   Senior Note Indenture, dated February 24, 1999, between
               Intermedia and SunTrust Bank, Central Florida National
               Association, as trustee, Exhibit 4.7 to Intermedia's
               Registration Statement on Form S-4 filed April 15, 1999,
               (No. 333-76363) is incorporated herein by reference.
4.12      --   Senior Subordinated Note Indenture, dated February 24, 1999, between Intermedia and SunTrust Bank, Central Florida,
               National Association, as trustee, Exhibit 4.8 to
               Intermedia's Registration Statement on Form S-4 filed April
               15, 1999, (No. 333-76363) is incorporated herein by
               reference.
4.13      --   Senior Note Registration Rights Agreement, dated February
               24, 1999, among Intermedia and the Initial Purchasers,
               Exhibit 4.9 to Intermedia's Registration Statement on Form
               S-4 filed April 15, 1999, (No. 333-76363) is incorporated
               herein by reference.
4.14      --   Senior Subordinated Note Registration Rights Agreement,
               dated February 24, 1999, among Intermedia and the Initial
               Purchasers, Exhibit 4.10 to Intermedia's Registration
               Statement on Form S-4 filed April 15, 1999, (No. 333-76363)
               is incorporated herein by reference.
10.1      --   1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is
               incorporated herein by reference.

NUMBER                                   EXHIBIT
-------                                  -------
10.1(a)   --   Amendment to 1992 Stock Option Plan dated May 20, 1993.
               Exhibit 10.1(b) to the
               Form S-1 is incorporated herein by reference.
10.1(b)   --   Amendment to 1992 Stock Option Plan dated as of December 16,
               1997. Exhibit 10.1(b) to Intermedia's Annual Report on Form
               10-K for the year ended December 31, 1997 (the "1997 Form
               10-K") is incorporated herein by reference.
10.2      --   Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's
               Annual Report on Form 10-K for the year ended December 31,
               1995 (the "1995 Form 10-K") is incorporated herein by
               reference.
10.2(a)   --   Amendment to Long Term Incentive Plan dated as of December
               16, 1997. Exhibit 10.2(a) to Intermedia's 1997 Form 10-K is
               incorporated herein by reference.
10.3      --   1997 Equity Participation Plan for the Benefit of Employees
               of DIGEX. Exhibit 10.3 to Intermedia's 1997 Form 10-K is
               incorporated herein by reference.
10.4      --   1997 Stock Option Plan for the Benefit of employees of
               DIGEX. Exhibit 10.4 to Intermedia's 1997 Form 10-K is
               incorporated herein by reference.
10.5      --   David C. Ruberg Employment Agreement, dated May 1, 1993,
               between David C. Ruberg and Intermedia. Exhibit 10.2 to
               Intermedia's 1995 Form 10-K is incorporated herein by
               reference and amended on December 1, 1999.
10.6      --   Letter Agreement dated August 27, 1996 between Robert M.
               Manning and Intermedia. Exhibit 10.6 to Intermedia's 1997
               Form 10-K is incorporated herein by reference and amended on
               December 1, 1999.
10.8      --   Letter Agreement dated April 21, 1998 between E. Trevor
               Dignall and Intermedia filed in Intermedia's Annual Report on Form 10-K for the year ended December 31, 1998 is
               incorporated herein by reference.
10.9      --   Letter Agreement dated December 23, 1998 between Richard J.
               Buyens and Intermedia amended on December 1, 1999.
10.10     --   Sublease, dated August 28, 1995, between Intermedia and
               Pharmacy Management Services, Inc. for its principal
               executive offices located at 3625 Queen Palm Drive, Tampa,
               Florida. Exhibit 10.3 to Intermedia's 1995 Form 10-K is
               incorporated herein by reference.
10.11     --   401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is
               incorporated herein by reference.
10.12     --   Revolving Credit Agreement, dated December 22, 1999, between
               Intermedia, Bank of America N.A., the Bank of New York and
               Toronto Dominion (Texas), Inc.
10.13     --   Letter Agreement dated December 1, 1999 between Richard W.
               Marchant and Intermedia.
10.14     --   Letter Agreement dated December 1, 1999 between Alfred G.
               Binford and Intermedia.
10.15     --   Letter Agreement dated December 1, 1999 between Patricia A.
               Kurlin and Intermedia.
12.1      --   Statement Re: Computation of Ratios.
21        --   Subsidiaries of Intermedia.
23.1      --   Consent of Ernst & Young LLP.
27        --   Financial Data Schedule (for SEC use only)

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

March 20, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----               --------------
            PRINCIPAL EXECUTIVE OFFICER:

                 /s/ DAVID C. RUBERG                       Chairman of the Board,       March 20, 2000
-----------------------------------------------------   President and Chief Executive
                   David C. Ruberg                                 Officer

    PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

                /s/ ROBERT M. MANNING                  Senior Vice President and Chief  March 20, 2000
-----------------------------------------------------         Financial Officer
                  Robert M. Manning

                /s/ JEANNE M. WALTERS                  Vice President, Controller and   March 20, 2000
-----------------------------------------------------     Chief Accounting Officer
                  Jeanne M. Walters

                  OTHER DIRECTORS:

                  /s/ JOHN C. BAKER                                                     March 20, 2000
-----------------------------------------------------
                    John C. Baker

                 /s/ GEORGE F. KNAPP                                                    March 20, 2000
-----------------------------------------------------
                   George F. Knapp

               /s/ PHILIP A. CAMPBELL                                                   March 20, 2000
-----------------------------------------------------
                 Philip A. Campbell

                 /s/ JAMES H. GREEN                                                     March 20, 2000
-----------------------------------------------------
                   James H. Greene

                   /s/ ALEX NAVAB                                                       March 20, 2000
-----------------------------------------------------
                     Alex Navab

                 /s/ RALPH SUTCLIFF                                                     March 20, 2000
-----------------------------------------------------
                   Ralph Sutcliff

                                    GLOSSARY

     Access Charges -- The charges paid by a carrier to a LEC for the origination or termination of the carrier's traffic.

     Access Line -- A circuit that connects a telephone user (customer) to the public switched network. The access line can connect directly to a telephone at the customer's end, or to a customer's key system or PBX.

     Access Line Equivalents ("ALEs") -- Represents Intermedia's method of quantifying its local exchange service by estimating end user customer stations connected to the Intermedia network. ALEs are calculated by adding the number of "line service" local switch ports (those connecting to a telephone instrument or equivalent device) to the product of 2.5 to 4 times the number of "trunk service" ports (those connecting to a PBX, Key System, modem bank, or similar device) depending on what combination of PSTN access and terminating equipment the customer has in service.

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

     ISDN (Integrated Services Digital Network) -- A modern telephone technology that combines voice and dataswitching in an efficient manner.

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

     Local Exchange -- An area inside of which telephone calls are generally completed without any toll, or long distance charges.Local exchange areas are defined by the state regulator of telephone services.

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

     Special Access Service -- Private, non-switched connections between an IXC and a customer, for the purpose of connecting the customer's long distance calls to the IXC's network, without having to pay the LEC's access charges.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Intermedia Communications Inc.

     We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Tampa, Florida
February 15, 2000

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  387,611    $  240,827
  Restricted investments....................................       7,930        10,252
  Accounts receivable, less allowance for doubtful accounts
    of $22,229 in 1998 and $29,056 in 1999..................     179,864       287,771
  Prepaid expenses and other current assets.................      25,144        38,289
                                                              ----------    ----------
Total current assets........................................     600,549       577,139
Telecommunications equipment, net...........................   1,370,700     1,713,220
Intangible assets, net......................................   1,023,874       948,215
Other assets................................................      53,896        57,848
                                                              ----------    ----------
         Total assets.......................................  $3,049,019    $3,296,422
                                                              ==========    ==========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  104,525    $  106,918
  Accrued taxes.............................................      17,258        15,542
  Accrued interest..........................................      23,213        32,822
  Other accrued expenses....................................      27,139        33,967
  Advance billings..........................................      12,858        21,832
  Current portion of long-term debt.........................         661         5,632
  Current portion of capital lease obligations..............      21,219        26,445
                                                              ----------    ----------
         Total current liabilities..........................     206,873       243,158
Long term debt..............................................   1,847,858     2,503,911
Capital lease obligations...................................     502,648       431,299
Minority interest...........................................          --        53,964
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;
  381,900 and 436,127 shares issued and outstanding in 1998
  and 1999, respectively....................................     371,678       426,889
Series D junior convertible preferred stock, $1.00 par
  value; 69,000 shares authorized; 54,129 and 53,728 Issued
  and outstanding in 1998 and 1999, respectively............     133,686       133,268
Series E junior convertible preferred stock, $1.00 par
  value; 87,500 shares authorized; 64,892 Shares issued and
  outstanding in 1998 and 1999, respectively................     160,086       160,778
Series F junior convertible preferred stock, $1.00 par
  value; 92,000 shares authorized; 80,000 and 79,600 shares
  issued and outstanding in 1998 and 1999, respectively.....     196,838       195,860
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 1,111,500 shares
    authorized in 1998 and 1999, no shares issued...........          --            --
  Series C preferred stock, $1.00 par value; 40,000 shares
    authorized, no shares issued............................          --            --
  Common stock, $.01 par value; 150,000,000 shares
    authorized in 1998 and 1999; 48,648,993 and 51,834,098
    shares issued and outstanding in 1998 and 1999,
    respectively............................................         486           518
  Additional paid-in capital................................     587,413       767,456
  Accumulated deficit.......................................    (953,579)   (1,604,459)
  Deferred compensation.....................................      (4,968)      (16,220)
                                                              ----------    ----------
         Total stockholders' deficit........................    (370,648)     (852,705)
                                                              ----------    ----------
         Total liabilities, redeemable preferred stock and
           stockholders' deficit............................  $3,049,019    $3,296,422
                                                              ==========    ==========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   -----------
Revenues:
  Data, Internet and Web hosting........................  $   158,003   $   261,369   $   361,457
  Local access and voice................................       83,752       350,060       414,242
  Integration...........................................        6,144       101,354       130,336
                                                          -----------   -----------   -----------
                                                              247,899       712,783       906,035
Expenses:
  Network expenses......................................      164,461       337,625       371,180
  Facilities administration and maintenance.............       31,663        66,061       103,417
  Cost of goods sold....................................        3,015        65,094        83,362
  Selling, general, and administrative..................       96,995       213,023       294,382
  Depreciation and amortization.........................       53,613       229,747       329,303
  Deferred compensation.................................        1,603         2,086         1,540
  Charge off of purchased in-process R&D................       60,000        63,000            --
  Business restructuring, integration and other
     charges............................................           --        53,453        27,922
                                                          -----------   -----------   -----------
                                                              411,350     1,030,089     1,211,106
                                                          -----------   -----------   -----------
Loss from operations....................................     (163,451)     (317,306)     (305,071)
Other income (expense):
  Interest expense......................................      (60,662)     (205,760)     (295,900)
  Interest and other income.............................       26,824        35,837        35,752
                                                          -----------   -----------   -----------
Loss before extraordinary item..........................     (197,289)     (487,229)     (565,219)
Extraordinary loss on early retirement of debt..........      (43,834)           --            --
                                                          -----------   -----------   -----------
Loss before minority interest...........................     (241,123)     (487,229)     (565,219)
Minority interest in net loss of subsidiary.............           --            --         6,793
                                                          -----------   -----------   -----------
Net loss................................................     (241,123)     (487,229)     (558,426)
Preferred stock dividends and accretions................      (43,742)      (90,344)      (92,455)
                                                          -----------   -----------   -----------
Net loss attributable to common stockholders............  $  (284,865)  $  (577,573)  $  (650,881)
                                                          ===========   ===========   ===========
Basic and diluted loss per common share:
Net loss attributable to common stockholders
  before extraordinary item.............................  $     (7.23)  $    (13.23)  $    (12.91)
Extraordinary item......................................        (1.31)           --            --
                                                          -----------   -----------   -----------
Net loss per common share...............................  $     (8.54)  $    (13.23)  $    (12.91)
                                                          -----------   -----------   -----------
Weighted average number of shares
  outstanding -- basic and diluted......................   33,340,180    43,645,067    50,431,324
                                                          ===========   ===========   ===========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                       TOTAL
                                                      COMMON STOCK       ADDITIONAL                                STOCKHOLDERS'
                                                   -------------------    PAID-IN     ACCUMULATED     DEFERRED        EQUITY
                                                     SHARES     AMOUNT    CAPITAL       DEFICIT     COMPENSATION     (DEFICIT)
                                                   ----------   ------   ----------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1996.....................  32,570,680    $326     $212,647    $   (91,141)    $ (7,602)      $ 114,230
  Exercise of stock options and warrants at
    prices ranging from $0.26 to $13.53 per
    share........................................   1,816,192      18        4,952             --           --           4,970
  Issuance of 19,350 stock options under
    long-term compensation plan..................          --      --          179             --         (179)             --
  Issuance of common stock under long-term
    compensation plan............................     330,000       3        4,947             --       (4,950)             --
  Net changes to stock options...................          --      --       (2,836)            --        2,836              --
  Amortization of deferred compensation..........          --      --           --             --        1,603           1,603
  Issuance of 2,355,674 stock options in
    connection with the DIGEX acquisition........          --      --       19,380             --           --          19,380
  Issuance of stock warrant in conjunction with
    STFI acquisition.............................          --      --        1,455             --           --           1,455
  Issuance of common stock for dividends on
    Series D Preferred Stock.....................     173,728       2        3,216         (3,218)          --              --
  Preferred stock dividends and accretions.......          --      --           --        (40,524)          --         (40,524)
  Net loss.......................................          --      --           --       (241,123)          --        (241,123)
                                                   ----------    ----     --------    -----------     --------       ---------
BALANCE AT DECEMBER 31, 1997.....................  34,890,600     349      243,940       (376,006)      (8,292)       (140,009)
  Exercise of stock options and warrants at
    prices ranging from $0.26 to $29.00 per
    share........................................   1,245,665      12        8,423             --           --           8,435
  Issuance of common stock for dividends on
    Series D Preferred Stock.....................     371,307       4       11,421        (11,425)          --              --
  Issuance of common stock for dividends on
    Series E Preferred Stock.....................     413,566       4       12,790        (12,794)          --              --
  Issuance of common stock for dividends on
    Series F Preferred Stock.....................      93,602       1        2,216         (2,217)          --              --
  Issuance of shares of common stock for LDS
    business combination.........................   5,359,748      54      137,122             --           --         137,176
  Issuance of shares of common stock for National
    business combination.........................   2,909,796      29       88,720             --           --          88,749
  Conversion of Series D Preferred Stock to
    Common Stock.................................   2,028,940      20       40,917         (4,702)          --          36,235
  Conversion of Series E Preferred Stock to
    Common Stock.................................   1,422,953      14       43,011         (6,278)          --          36,747
  Forfeitures of and other changes to stock
    options and stock grants.....................     (97,000)     (1)      (1,237)            --        1,238              --
  Amortization of deferred compensation..........          --      --           --             --        2,086           2,086
  Other equity adjustments.......................       9,816      --           90             --           --              90
  Preferred stock dividends and accretions.......          --      --           --        (52,928)          --         (52,928)
  Net loss.......................................          --      --           --       (487,229)          --        (487,229)
                                                   ----------    ----     --------    -----------     --------       ---------
BALANCE AT DECEMBER 31, 1998.....................  48,648,993     486      587,413       (953,579)      (4,968)       (370,648)
  Exercise of stock options and warrants at
    prices ranging from $0.26 to $35 per share...   1,371,216      14       11,310                                      11,324
  Issuance of Common Stock for dividends on
    Series D Preferred Stock.....................     517,979       5        9,450         (9,455)                          --
  Issuance of common stock for dividends on
    Series E Preferred Stock.....................     537,091       5       11,350        (11,355)                          --
  Issuance of common stock for dividends on
    Series F Preferred Stock.....................     663,081       7       14,041        (14,048)                          --
  Conversion of Series D Preferred Stock to
    Common Stock.................................      51,543       1          979                                         980
  Conversion of Series F Preferred Stock to
    Common Stock.................................      23,768      --          974                                         974
  Issuance of common stock for acquisition of
    Entier.......................................      60,117       1        1,298                                       1,299
  Minority interest from IPO of subsidiary, net
    of issuance costs............................                          118,146                                     118,146
  Deferred compensation..........................                           13,510                     (13,510)             --
  Amortization of deferred compensation..........                                                        2,258           2,258
  Other equity adjustments.......................     (39,690)     (1)      (1,015)                                     (1,016)
  Preferred stock dividends and accretions.......                                         (57,596)                     (57,596)
  Net loss.......................................                                        (558,426)                    (558,426)
                                                   ----------    ----     --------    -----------     --------       ---------
BALANCE AT DECEMBER 31, 1999.....................  51,834,098    $518     $767,456    $(1,604,459)    $(16,220)      $(852,705)
                                                   ==========    ====     ========    ===========     ========       =========

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
Net loss....................................................  $(241,123)  $(487,229)  $(558,426)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     55,531     234,275     335,061
  Amortization and other changes in deferred compensation...      1,603       3,323       2,258
  Non cash restructuring charges............................         --      17,510      (4,862)
  Accretion of interest on notes payable....................     44,629      84,864     104,530
  Imputed interest related to business acquisitions.........         --       6,164          --
  Extraordinary loss........................................     43,834          --          --
  Charge off of purchased in-process R&D....................     60,000      63,000          --
  Provision for doubtful accounts...........................      6,858      14,786      20,499
  Loss on sale of telecommunications equipment..............         --          --         376
  Minority interest in net loss of subsidiary...............         --          --      (6,793)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (40,858)    (92,689)   (133,638)
    Prepaid expenses and other current assets...............       (554)    (11,219)    (13,145)
    Other assets............................................     (1,948)     (3,812)        (59)
    Accounts payable........................................     15,079      13,242       2,393
    Other accrued expenses and taxes........................     (2,143)     18,964      18,649
    Advance billings........................................         19      (1,371)      8,973
                                                              ---------   ---------   ---------
Net cash used in operating activities.......................    (59,073)   (140,192)   (224,184)
INVESTING ACTIVITIES
Purchases of telecommunications equipment, net..............   (260,105)   (492,421)   (601,880)
Purchase of business, net of cash acquired..................   (551,956)   (466,366)         --
Purchases/maturities of restricted investments..............     30,303      (1,077)     (2,322)
Purchases/maturities of short-term investments..............      6,041          --          --
Proceeds from sale of fixed assets..........................         --          --       1,901
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (775,717)   (959,864)   (602,301)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance
  costs.....................................................    957,661     537,300     534,991
Proceeds from sale of preferred stock, net of issuance
  costs.....................................................    648,352     193,485          --
Payments on long term debt..................................   (200,966)       (759)     (1,964)
Payments on capital leases..................................     (7,850)     (7,717)    (43,552)
Exercise of stock warrants and options......................      4,970       8,435      11,323
Proceeds from sale of common stock of subsidiary, net of
  issuance costs............................................         --          --     178,903
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................  1,402,167     730,744     679,701
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............    567,377    (369,312)   (146,784)
Cash and cash equivalents at beginning of year..............    189,546     756,923     387,611
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 756,923   $ 387,611   $ 240,827
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Interest paid...............................................  $  12,917   $  97,940   $ 186,132
Schedule of noncash investing and financing activities:
  Assets acquired under capital lease obligations and note
    payable.................................................     15,666     511,251      15,569
  Amendment to capital lease obligation.....................         --          --     (28,743)
  Common stock, warrants and options issued in purchase of
    businesses..............................................     19,380     225,925       1,299
  Common stock issued as dividends on preferred stock.......      3,218      55,168      34,858
  Preferred stock issued as dividends on preferred stock....         --      32,140      54,226
  Accretion of preferred stock..............................      1,217       3,036       3,444

                            See accompanying notes.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Intermedia Communications Inc. and Subsidiaries ("Intermedia" or "the Company") provides integrated data and voice communications, including enterprise data solutions (including frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance and integration services to business and government customers. The Company offers its full product package of telecommunications services to business customers throughout the United States.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The consolidated financial statements include 100% of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "minority interest." All significant intercompany transactions and balances have been eliminated in consolidation.

SALE OF SUBSIDIARY COMMON STOCK

     The Company has accounted for the initial public offering of common shares of its Digex subsidiary as a financing transaction. As such, no gain has been recorded in the accompanying financial statements related to that sale.

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

TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment is stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payment at the inception of the lease. Depreciation expense is generally calculated using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment..............................       2-7 years
Fiber optic cable.........................................        20 years
Furniture and fixtures....................................       5-7 years
Equipment held under capital leases.......................      Lease term

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

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

INTANGIBLE ASSETS

     Intangible assets arose in connection with business combinations. They are stated at cost and include purchased customer lists, developed technology, workforce, tradenames and goodwill. Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to ten years. Goodwill is amortized using the straight-line method over periods of eight to forty years, with a weighted average life of approximately nineteen years at December 31, 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $0, $2,800 and $0 was recognized in 1997, 1998 and 1999, respectively, and were included as a component of business restructuring, integration and other charges in the accompanying consolidated statement of operations.

FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, note payable and capital lease obligation approximate their fair market values.

DEBT ISSUANCE COSTS

     Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations. Debt issuance costs included in other assets were $43,500 and $50,493 at December 31, 1998 and 1999, respectively. Amortization of debt issuance costs amounted to $1,918, $4,721 and $5,937 in 1997, 1998 and 1999,
respectively.

REVENUE RECOGNITION

     The Company recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenue included in accounts receivable represent revenues earned for telecommunications services which will be billed in the succeeding month and totaled $29,920 and $35,590 as of December 31, 1998 and 1999, respectively. The Company invoices customers one month in advance for recurring services resulting in advance billings at December 31, 1998 and 1999 of $12,858 and $21,832, respectively.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     Revenue for the Company's Web site and application hosting services segment consists of installation fees and monthly service fees charged to customers under contracts having terms that typically range from one to three years. Installation fees are recognized upon the customer-approved completion of the managed Web hosting solution. Monthly service fees are recognized in the month the service is rendered over the contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed.

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

INCOME TAXES

     The Company has applied the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes for all years presented. Deferred income taxes are provided for in the consolidated financial statements and principally relate to net operating losses and basis differences for intangible assets and telecommunications equipment. Valuation allowances are established to reduce the deferred tax assets to the amounts expected to be realized.

LOSS PER SHARE

     The Company has applied the provisions of SFAS No. 128, Earnings Per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, are primarily cash and cash equivalents and accounts receivable.

     The Company places its cash and temporary cash investments with high-quality institutions. As of December 31, 1999, cash equivalents totaling approximately $228,800 were held by three financial institutions. Such amounts were primarily government treasury instruments and liquid cash accounts.

     Accounts receivable are due from residential and commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, because the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), is not required. Accordingly, in cases where exercise prices equal or exceed fair market value, the Company

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation expense is recognized over the period of performance or the vesting period.

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

SEGMENT REPORTING

     During 1998, the Company adopted the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. The Company adopted this standard in 1998.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any comprehensive income items in any of the years presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. In June 1999, the FASB issued Statement of Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of the fiscal year beginning after June 15, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     On January 22, 1999, the Company repriced its outstanding stock options to the current fair market value on that date. On March 31, 1999 the FASB issued an exposure draft, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25. If the exposure draft is issued in its current form, the options that were repriced by the Company (2,046,455 options) would be accounted for as a variable grant from the effective date of the new Interpretation.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2.  BUSINESS ACQUISITIONS

     During July 1997, the Company acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), a leading nationwide business Internet services provider, including the Web site and application hosting unit. Aggregate cash consideration for the acquisition was approximately $160,000. In

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES addition, the Company issued options and warrants for 1,177,837 shares of Common Stock valued at $19,380, which was included as a component of the purchase price, to replace outstanding DIGEX options. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed.

     The original purchase price allocation for Business Internet was as follows:

Purchase price..............................................  $179,873
  Less:
     Estimated fair value of DIGEX net assets acquired less
       assumed liabilities..................................     6,450
                                                              --------
  Excess of purchase price over fair value of net assets
     acquired...............................................  $173,423
                                                              ========

     On April 26, 1999, the Company's majority owned subsidiary, Digex, Incorporated (the Web site and application hosting unit known as "Digex") was incorporated, under the laws of the State of Delaware.

     The total amount allocated to in-process R&D ($60,000) was recorded as a one-time charge to operations in 1997 because the technology was not fully developed and had no future alternative use. In connection with the incorporation and subsequent carve-out IPO and contribution of assets to Digex during 1999, the original $60,000 in-process R&D was allocated between the two subsidiaries.

     The acquired in-process R&D represents the proprietary projects for the development of technologies associated with creating significant infrastructure and high bandwidth connections so that the Company can offer a range of advanced Internet services. These projects were completed by December 31, 1999. A brief description of the three categories of in-process R&D projects is presented below:

          R&D Related to Next Generation Routers. These R&D projects are related to the development of technology embedded in various components of the network's connection points, primarily routers, to support greater transmission capacity. These projects were valued at approximately $36,000. These proprietary projects include the development of VIP2/40 based technology, CT3 technology, and the realization of a new routing architecture design for national deployment. The estimated costs to complete the project were approximately $1,500.

          R&D Related to Next Generation Web Management Services. These R&D projects are related to the development of DIGEX's next generation of Web management services, and were valued at approximately $12,000. The estimated costs to complete the project were approximately $500.

          Multicasting. These R&D projects are related to the development of multicasting services, and were valued at approximately $12,000. The estimated costs to complete the project were approximately $500.

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

          Web Management. The developed technology acquired in this category was related only to the group of servers hosting customers' Websites located at DIGEX's Beltsville headquarters. This site was inadequate to service the increasing number of sites under management by the Company. The software used in the Beltsville headquarters at the time of acquisition had limited functionality and required the

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES integration of more sophisticated tools to handle complex network management activities. The in-process R&D was considered to be a significant step forward since it involved the development, construction, and integration of an additional Web site management facility and a back-up operations center on the west coast. This technologically advanced Web site management facility will incorporate new software arising from Digex's joint development efforts with Microsoft Corporation. Additionally, this facility will incorporate the next generation routers. These advancements will ultimately result in faster and easier installation of customers and efficient traffic management with significantly less overhead.

          Multicasting Services. Multicasting services enable a user to send a transmission to multiple recipients at the same time. The technology involved avoids the redundancy of sending separate packets to each recipient, which results in the use of less bandwidth. The developed technology was unable to handle multicasting.

     On November 20, 1997, the Company, through Moonlight Acquisition Corp., a wholly-owned subsidiary of the Company, entered into a definitive merger agreement with Shared Technologies Fairchild, Inc. ("Shared"). The total purchase price for Shared was approximately $782,151 including $62,300 of certain transaction expenses and fees relating to certain agreements. The Company initially purchased 1,100,000 shares, or 6% of Shared for $16,300 on November 20, 1997. The initial investment was recorded using the cost method.

     On December 30, 1997, an additional 4,000,000 shares were purchased for $60,000, increasing the Company's ownership percentage to 28%. Accordingly, accounting for the investment was changed to the equity method. At December 31, 1997, the Company's investment in Shared also included $62,800 for convertible preferred stock of Shared; $175,000 for Senior Subordinated Discount Notes of Shared; a warrant valued at $1,455 redeemable for 100,000 shares of common stock of Shared issued as compensation for consulting services related to the acquisition and advances of $88,000 used by Shared to retire previously outstanding Special Preferred Stock and pay certain fees related to termination of a previous merger agreement.

     On March 10, 1998, the Company completed its acquisition of Shared, a shared tenant communications services provider. The operating results of Shared are included in the Company's consolidated financial statements commencing on January 1, 1998. Imputed interest of $5,130 was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998, and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589,800 in cash, plus the retirement of $175,600 in Shared's long-term debt, and acquisition related expenses of $17,200. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill.

     The purchase price allocation was as follows:

Purchase price..............................................  $782,566
LESS:
  Interest expense adjustment...............................     5,130
  Estimated fair value of Shared net assets acquired less
     assumed liabilities....................................    51,245
                                                              --------
Excess of purchase price over fair value of net assets
  acquired..................................................  $726,191
                                                              ========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are:

                                                                VALUE      AMORTIZATION
                                                              ALLOCATED   PERIOD IN YEARS
                                                              ---------   ---------------
Developed technology........................................  $100,000          10
Tradename...................................................    10,000           2
In-process R&D..............................................    63,000          --
Goodwill....................................................   502,191          20
Customer lists..............................................    48,000          10
Work force..................................................     3,000          10

     The amount allocated to in-process R&D ($63,000) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The developed technology was comprised of an intelligent infrastructure which integrated a host of telecommunications systems, including infrastructure (network hardware and software), service provider networks, and inter-building communications networks. The acquired in-process R&D represents the development of technologies associated with creating infrastructure and the associated systems so that the Company can offer a wide range of data telecommunications services. These proprietary projects included the development of a multi-service access platform ("MSAP"). The MSAP enables the client provisioning of multiple data services as well as the realization of Shared's existing voice services. A brief description of the three categories of in-process R&D projects is presented below:

          Access Technology Development. These R&D projects were related to the development of access technology, including copper connectivity and deployment, DSL technology development and development of T-1 interfaces. These projects were valued at approximately $47,000. The estimated costs to complete the project were approximately $1,800.

          R&D Related to Networking and Networking Management. These R&D projects are related to the development of systems related to networking management, and were valued at approximately $15,000. The estimated costs to complete the project were approximately $600.

          Advanced Networking. These R&D projects are related to the development of advanced networking functions, and were valued at approximately $1,000. The estimated costs to complete the project were approximately $200.

     The distinction between developed technology and acquired in-process R&D is basically the difference between legacy voice technologies and the emerging data technologies that are required by Intermedia's high-end corporate users; these are very different technologies from a telecommunications perspective. The completion of the in-process R&D will enable Shared to provide new data services (asynchronous transfer mode, frame relay, Internet, and others) through Shared's existing architecture. Prior to the acquisition, Shared's services portfolio did not include data products. Historically, Shared could provide its customer base with local access and long distance voice services and customer premise equipment products. However, Shared lost data revenue opportunities to its competitors.

     The amortization period for the customer lists was determined based on historical customer data, including customer retention and average sales per customer. The basis for the life assigned to assembled workforce was annual turnover rates.

     On March 31, 1998, the Company acquired the Long Distance Savers group of companies (collectively, LDS, a regional interexchange carrier). The operating results of LDS are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15,700 in cash, plus 5,320,048 shares of the Company's Common Stock valued at approximately $137,176, the retirement of $15,100 of LDS's long-term debt, and acquisition related expenses

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES of $3,300. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($144,300). This goodwill is being amortized over its estimated useful life of 20 years.

     On April 30, 1998, the Company completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, National), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in the Company's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $59,500 in cash, plus 2,909,796 shares of the Company's Common Stock, valued at approximately $88,749, the retirement of $2,800 in National's long-term debt, and $2,600 in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($147,100). This goodwill is being amortized over its estimated useful life of 20 years.

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

     The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of LDS, National, and Shared had occurred at the beginning of the respective periods. These pro forma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of these dates or of results which may occur in the future.

                                                              TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Revenues....................................................  $567,278    $760,692
Loss before extraordinary item..............................  (361,093)   (478,237)
Net loss attributable to common stockholders................  (429,211)   (568,581)
Basic and diluted loss per common share.....................     (9.60)     (12.25)

3.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

     During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the Program) which was designed to streamline and refocus the Company's operations and facilitate the transformation of the Company's five separate operating companies into one an integrated communications provider. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement;
(ii) consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The Company expects the Program to continue until June 2000.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The following table sets forth the significant components and activity in the restructuring program reserve since the inception of the Program:

                                              EMPLOYEE                                     OTHER
                                             TERMINATION                                 BUSINESS
                                              BENEFITS       CONTRACT        ASSET      INTEGRATION
                 ACTIVITY                       (VII)      TERMINATIONS   IMPAIRMENTS      COSTS       TOTAL
                 --------                    -----------   ------------   -----------   -----------   -------
Network integration(i).....................    $   --        $   900        $    --       $   --      $   900
Sales force consolidation and
  branding(ii).............................       400             --             --           --          400
Consolidation of financial
  functions(iii)...........................       900             --             --           --          900
Information systems integration(iv)........       700             --             --           --          700
Campus consolidation(v)....................        --          2,300             --           --        2,300
Exiting non-core businesses(vi)............       600         11,500         13,400        1,600       27,100
                                               ------        -------        -------       ------      -------
          Total provisions recorded during
            the quarter ended June 30,
            1998...........................     2,600         14,700         13,400        1,600       32,300
Payments and other adjustments.............     1,400         11,700         13,300          400       26,800
                                               ------        -------        -------       ------      -------
Balance in accrual at December 31, 1998....     1,200          3,000            100        1,200        5,500
                                               ------        -------        -------       ------      -------
Payments and other adjustments during
  1999.....................................     1,200          2,600            100          900        4,800
Balance in accrual at December 31,
  1999(viii)...............................    $    0        $   400        $     0       $  300      $   700
                                               ======        =======        =======       ======      =======

---------------

(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement. Contract terminations represent the estimated costs of terminating two contracts with MCI Communications Corporation.
(ii) This activity consists primarily of the consolidation and integration of the sales forces of the Company and its recent acquisitions, including the integration of the Company's products and services and the elimination of redundant headcount and related costs.
(iii)This activity consists of the centralization of accounting and financial functions, including the reduction of redundant headcount and related costs.
(iv) This activity consists of the development and integration of information systems, including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools. The only costs included in this category in the table above relate to the termination of certain employees as described in (vii) below.
(v) This activity relates to the consolidation of office space. Contract termination costs represent the estimated costs of lease terminations for property exited as part of the Program.
(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom, Inc. (WorldCom) ($10,100) and lease termination payments. On September 30, 1998, the Company amended its agreement with WorldCom to provide the Company with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, the Company exercised its option, and, in connection therewith, paid $3,300 to WorldCom. As a result, restructuring charges were reduced by $10,100 during the third quarter of 1998. The option payment of $3,300 was recorded in October 1998 as a deferred charge and is being amortized into operations over the remaining period of the contract. Asset impairments relate to $9,200 of accounts receivable balances from four customers that were reserved as a result of the Company's exit of the wholesale long-distance business. In addition, this category also includes $2,800 related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $400 as of June 30, 1998. The fair value estimate was based on the Company's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2,800 was recognized in connection with the Company's decision to outsource these services and to dispose of

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES these assets. The remaining life of the assets of six months correlates to the time required to migrate the business to the third party provider. The revenue generated from operations that the Company has exited amounted to $17.0 for the period during the year ended December 31, 1998 that such business was operated. No revenue was generated in 1999 from operations exited by the Company.
(vii) The total number of employees affected by the restructuring program was
      280. The terminated employees were notified that their termination was involuntary and of their associated benefit arrangements, prior to June 30, 1998.
(viii) The remaining accrual at December 31, 1999 resulted from the timing of certain payments that are part of the conclusion of the Program. These amounts will be paid in 2000.

     As provided for in the Program, the Company also expensed other business restructuring and integration costs that were incurred during 1998 and 1999. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but that are required to be expensed as incurred.

     The following table summarizes total Program costs and sets forth the components of all business restructuring and integration costs that were expensed as incurred during 1998 and 1999:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Business restructuring charges (as discussed above).........  $18,800    $(1,386)
  Integration costs
     Network integration(A).................................   23,353     13,266
     Department and employee realignment(B).................    2,200      5,268
     Functional re-engineering(C)...........................    1,800      8,477
     Other(D)...............................................    7,300      2,297
                                                              -------    -------
          Total.............................................  $53,453    $27,922
                                                              =======    =======

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

4.  TELECOMMUNICATIONS EQUIPMENT

     Telecommunications equipment consisted of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Telecommunications equipment................................  $  778,710    $1,179,432
  Fiber optic cable.........................................     529,656       503,144
  Furniture and fixtures....................................     150,313       251,563
  Leasehold improvements....................................      24,989        94,135
  Construction in progress..................................     124,404       174,356
                                                              ----------    ----------
                                                               1,608,072     2,202,630
  Less accumulated depreciation.............................    (237,372)     (489,410)
                                                              ----------    ----------
                                                              $1,370,700    $1,713,220
                                                              ==========    ==========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     Depreciation expense totaled $43,960, $155,711 and $252,932 in 1997, 1998, and 1999, respectively.

     Telecommunications equipment and construction in progress included $562,207 and $530,482 of equipment recorded under capitalized lease arrangements at December 31, 1998 and 1999, respectively. Accumulated depreciation of assets recorded under capital leases amounts to $56,053 and $108,408 at December 31, 1998 and 1999, respectively. Amortization of these assets is included in depreciation expense for the years ended December 31, 1998 and 1999.

     During 1998, the Company entered into two agreements to purchase capacity from other telecommunications companies. The agreements allow the Company to utilize the purchased capacity for a 20 year period. Total payments related to these agreements were $7,600 and $1,133 during 1998 and 1999, respectively.

5.  INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Goodwill....................................................  $  929,334    $  904,575
Customer lists..............................................      58,172        71,172
Tradename...................................................      10,000        19,750
Developed technology........................................     110,165       108,000
Workforce...................................................       3,000         8,000
                                                              ----------    ----------
                                                               1,110,671     1,111,497
Less accumulated amortization...............................     (86,797)     (163,282)
                                                              ----------    ----------
                                                              $1,023,874    $  948,215
                                                              ==========    ==========

     Amortization of intangible assets amounted to $9,653 in 1997, $74,036 in 1998 and $76,371 in 1999.

6.  LONG-TERM DEBT

     Long-term debt consisted of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
12.5% Senior Discount Notes.................................  $  247,524    $  279,455
11.25% Senior Discount Notes................................     440,069       491,121
8.875% Senior Notes.........................................     260,250       260,250
8.5% Senior Notes...........................................     400,000       400,000
8.6% Senior Notes...........................................     500,000       500,000
9.5% Senior Notes...........................................          --       298,725
12.25% Senior Subordinated Discount Notes...................          --       221,883
Revolving Line of Credit....................................          --        50,000
Other notes payable.........................................         676         8,109
                                                              ----------    ----------
                                                               1,848,519     2,509,543
  Less current portion......................................        (661)       (5,632)
                                                              ----------    ----------
                                                              $1,847,858    $2,503,911
                                                              ==========    ==========

     During June 1995, Intermedia issued $160,000 principal amount of 13.5% Senior Notes due 2005 (13.5% Senior Notes) and warrants to purchase 700,800 shares of the Company's Common Stock at $5.43 per share. The Company allocated $1,051 of the proceeds to the warrants, representing the estimated fair value at the

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES date of issuance. During 1997, the Company used a portion of the proceeds of the 11.25% Senior Discount Notes, described below, to retire the 13.5% Senior Notes. This retirement resulted in an extraordinary loss, as shown in the accompanying 1997 consolidated statement of operations, of approximately $43,834.

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

     On July 9, 1997, the Company sold $606,000 principal amount at maturity of 11.25% Senior Discount Notes due 2007 (11.25% Senior Discount Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11.25% Senior Discount Notes was exercised and the Company sold an additional $43,000 principal amount at maturity of 11.25% Senior Discount Notes. The issue price of the 11.25% Senior Discount Notes was $577.48 per $1,000 principal amount at maturity of the 11.25% Senior Discount Notes. Net proceeds to the Company amounted to approximately $363,000. The original issue discount is being amortized over the term of the 11.25% Senior Discount Notes using the effective interest method. Cash interest will not accrue on the 11.25% Senior Discount Notes prior to July 15, 2002. Commencing January 15, 2003, cash interest on the 11.25% Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11.25% per annum. The 11.25% Senior Discount Notes will be redeemable, at the Company's option at any time on or after July 15, 2002 and are on a parity with all other senior indebtedness.

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

     On May 27, 1998, the Company sold $450,000 principal amount of 8.6% Senior Notes due 2008 (8.6% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and the Company sold an additional $50,000 principal amount at maturity of 8.6% Senior Notes. Net proceeds to the Company amounted to approximately $488,900. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1. The 8.6% Senior Notes, which mature on June 1, 2008, are redeemable at the option of the Company at various rates as set forth in the indenture governing the 8.6% Senior Notes and at any time on or after June 1, 2003 and are on a parity with all other senior indebtedness.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     On February 24, 1999, the Company sold $300,000 principal amount of 9.5% Senior Notes due 2009 (the "9.5% Senior Notes") and $364,000 principal amount at maturity of 12.25% Senior Subordinated Discount Notes due 2009 (the "12.25% Senior Subordinated Discount Notes") in a private placement transaction. Net proceeds to the Company amounted to approximately $488,200 from both issuances.

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

     At December 22, 1999, the Company entered into five-year secured $100,000 Revolving Credit Agreement (the "Credit Agreement") outstanding with three financial institutions. The Revolving Credit Facility ("Credit Facility") may be repaid and reborrowed from time to time in accordance with the terms and provisions of the agreement, and is guaranteed by each of the Company's subsidiaries. The Credit Facility is secured by a pledge of the stock of each of the Company's subsidiaries, and is secured by substantially all of the assets of the Company and its subsidiaries. The interest rate on the revolving credit facility is based on either a LIBOR or an alternative base rate option, and is paid quarterly in arrears. The Credit Agreement contains covenants customary for facilities of this nature, including limitations on incurrence of additional debt, asset sales, acquisitions, investments, among others. At December 31, 1999, the Company had $50,000 outstanding under the credit facility which was repaid in Feburary 2000. The Credit Agreement extends to 2004.

     Long-term debt maturities as of December 31, 1999 for the next five years are as follows:

2000........................................................  $    5,632
2001........................................................       1,175
2002........................................................       1,302
2003........................................................          --
2004........................................................      50,000
Thereafter..................................................   2,451,434
                                                              ----------
                                                              $2,509,543
                                                              ==========

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                1998                    1999
                                                        ---------------------   ---------------------
                                                        CARRYING                CARRYING
                                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                        --------   ----------   --------   ----------
Assets:
Cash and cash equivalents.............................  $387,611    $387,634    $240,827    $240,827
Restricted investments, current and non-current.......     7,930       7,930      10,252      10,252
Accounts receivable...................................   179,864     179,864     287,771     287,771
Liabilities:
  Accounts payable....................................   104,525     104,525     106,918     106,918
  Long-term debt:
     12.5% Senior Discount Notes......................   247,524     258,225     279,455     288,750
     11.25% Senior Discount Notes.....................   440,069     441,320     491,121     480,260
     8.875% Senior Notes..............................   260,250     251,141     260,250     243,334
     8.5% Senior Notes................................   400,000     378,000     400,000     367,000
     8.6% Senior Notes................................   500,000     475,000     500,000     461,250
     9.5% Senior Notes................................        --          --     298,725     288,750
     12.25% Senior Subordinated Discount Notes........        --          --     221,883     218,400
     Revolving Line of Credit.........................        --          --      50,000      50,000
     Other notes payable..............................       676         676       8,109       8,109
     Series B redeemable exchangeable preferred
       stock..........................................   371,678     384,573     426,889     427,404
     Series D junior convertible preferred stock......   133,686     143,442     133,268     278,042
     Series E junior convertible preferred stock......   160,086     126,539     160,778     221,443
     Series F junior convertible preferred stock......   196,838     132,000     195,860     211,648

     The following methods and assumptions are used in estimating fair values for financial instruments:

          Cash and cash equivalents: The fair value of cash equivalents is based on negotiated trades for the securities.

          Investments: These investments are classified as held-to-maturity, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1999, the fair value of these investments approximates their carrying amounts.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

8.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   -----------
Numerator:
  Loss before extraordinary item........................  $  (197,289)  $  (487,229)  $  (565,219)
  Extraordinary item....................................      (43,834)           --            --
                                                          -----------   -----------   -----------
  Net loss before minority interest.....................     (241,123)     (487,229)     (565,219)
  Minority interest in net loss of subsidiary...........           --            --         6,793
                                                          -----------   -----------   -----------
  Net loss..............................................     (241,123)     (487,229)     (558,426)
  Preferred stock dividends and accretions..............      (43,742)      (90,344)      (92,455)
                                                          -----------   -----------   -----------
  Numerator for basic loss per share -- loss
     attributable to common stockholders................     (284,865)     (577,573)     (650,881)
  Effect of dilutive securities.........................           --            --            --
                                                          -----------   -----------   -----------
  Numerator for diluted loss per share -- loss
     attributable to common stockholders after assumed
     conversions........................................  $  (284,865)  $  (577,573)  $  (650,881)
                                                          ===========   ===========   ===========
Denominator:
  Denominator for basic loss per share -- weighted
     average shares.....................................   33,340,180    43,645,067    50,431,324
  Effect of dilutive securities.........................           --            --            --
                                                          -----------   -----------   -----------
  Denominator for diluted loss per share -- adjusted
     weighted average shares and assumed conversions....   33,340,180    43,645,067    50,431,324
                                                          ===========   ===========   ===========
Basic loss per common share.............................  $     (8.54)  $    (13.23)  $    (12.91)
                                                          ===========   ===========   ===========
Diluted loss per common share...........................  $     (8.54)  $    (13.23)  $    (12.91)
                                                          ===========   ===========   ===========

     Unexercised options to purchase 7,066,262, 7,553,690 and 8,885,973 shares of Common Stock for 1997, 1998 and 1999, respectively, and unexercised convertible preferred stock outstanding convertible into 7,741,872, 17,076,495 and 17,012,228 shares of Common Stock for 1997, 1998 and 1999, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The Company is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the year ended December 31, 1999 was approximately $911.

     During 1997, 1998 and 1999 the Company issued 34,417, 47,484 and 54,226 additional shares, respectively, of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $34,417, $47,484 and $54,226 as payment of the required quarterly dividends.

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

     The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $19.45 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the Series D Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series D Preferred Stock to its liquidation preference through the due date of the Series D Preferred Stock. The accretion for the year ended December 31, 1999 was approximately $597.

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

     The Company is accreting the Series E Preferred Stock to its liquidation preference through the due date of the Series E Preferred Stock. The accretion for the year ended December 31, 1999 was approximately $642.

     On August 18, 1998, the Company sold 8,000,000 Depositary Shares (the Series F Depositary Shares) (aggregate liquidation preference $200,000) each representing a one-hundredth interest in a share of the Company's 7% Series F Junior Convertible Preferred Stock (the Series F Preferred Stock), in a private placement transaction. Net proceeds to the Company amounted to approximately $193,500. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at the Company's option, by issuance of shares

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES of Common Stock of the Company. The Series F Preferred Stock is redeemable, at the option of the Company, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

     The Series F Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $42.075 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel the Company to redeem the Series F Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

     The Company is accreting the Series F Preferred Stock to its liquidation preference through the due date of the Series F Preferred Stock. The accretion for the year ended December 31, 1999 was approximately $827.

     During July and August 1998, the Company exchanged (a) approximately 2,029,000 shares of its Common Stock for approximately 1,487,000 Series D Depositary Shares and (b) approximately 1,423,000 shares of its Common Stock for approximately 1,511,000 Series E Depositary Shares, pursuant to exchange agreements with certain holders. In connection with the conversion of shares, the Company recorded additional preferred stock dividends of approximately $10,980 during the third quarter of 1998 representing the market value of the inducement feature of the conversions. During July, September and December 1999, the Company exchanged approximately 51,500 shares of its Common Stock for approximately 40,000 Series D Depositary Shares. During July and September 1999, the Company exchanged approximately 23,800 shares of its Common Stock for approximately 40,000 Series F Depositary Shares.

10.  STOCKHOLDERS' EQUITY

     Stock Options: The Company has a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire or award covering an aggregate of 2,692,000 shares and 10,000,000 shares, respectively, of Common Stock may be granted to employees, officers, directors and consultants of the Company. The Plans authorize the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (Non-ISOs). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The following table summarizes the transactions for the three years ended December 31, 1999 relating to the Plans:

                                                              NUMBER OF      PER SHARE
                                                                SHARES     OPTION PRICE
                                                              ----------   -------------
Outstanding, December 31, 1996..............................   4,353,342
  Granted...................................................   4,771,424    0.26 - 26.63
  Exercised.................................................    (809,378)   0.26 - 13.53
  Canceled..................................................  (1,249,126)   0.26 - 12.94
                                                              ----------
Outstanding, December 31, 1997..............................   7,066,262
  Granted...................................................   3,030,810   14.56 - 44.00
  Exercised.................................................  (1,187,568)   0.26 - 29.00
  Canceled..................................................  (1,355,814)   0.26 - 38.19
                                                              ----------
Outstanding, December 31, 1998..............................   7,553,690
  Granted...................................................   6,462,470   13.88 - 38.56
  Exercised.................................................  (1,064,833)   0.26 - 34.63
  Canceled..................................................  (4,065,354)   0.26 - 44.00
                                                              ----------
Outstanding, December 31, 1999..............................   8,885,973
                                                              ==========
Exercisable, December 31, 1999..............................   2,917,289
                                                              ==========
Exercisable, December 31, 1998..............................   2,299,011
                                                              ==========
Exercisable, December 31, 1997..............................   2,099,876
                                                              ==========

     The Board of Directors has reserved 608,776 shares of Common Stock for issuance in connection with stock warrants, and 8,284,563 shares of Common Stock for issuance to employees, officers, directors, and consultants of the Company pursuant to stock options and stock award plans as may be determined by the Board of Directors.

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

                                                               1997      1998      1999
                                                              -------   -------   -------
Risk-free interest rate.....................................      6.1%      5.4%      5.4%
Volatility factor of the expected market price of the
  Company's Common Stock....................................       58%       53%       57%
Dividend yield..............................................       --        --        --
Weighted average expected life of options...................  5 years   5 years   5 years

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

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Pro forma net loss attributable to common stockholders......  $(289,927)  $(583,296)  $(660,744)
Pro forma loss per common share.............................  $   (8.70)  $  (13.37)  $  (13.10)

     The following table summarizes the weighted average exercise prices of option activity for the years ended December 31, 1997, 1998 and 1999.

                                                               1997     1998     1999
                                                              ------   ------   ------
Balance at beginning of period..............................  $ 9.39   $ 9.52   $18.78
Granted.....................................................   12.91    26.81    21.92
Exercised...................................................    3.12     7.22     9.68
Canceled....................................................    5.96    10.48    22.62
Balance at end of period....................................  $ 9.52   $18.78   $17.52

     As of December 31, 1999, the weighted average exercise price of exercisable options was $11.71. Outstanding options as of December 31, 1999 had a weighted average remaining contractual life of 8.1 years. The per share weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 were $14.25, $14.84 and $12.01, respectively.

     Stock Award Plans: The Company has entered into restricted share agreements with certain executive officers that provide stock award incentives. Pursuant to the agreements, up to an aggregate of 900,000 restricted shares of Common Stock have been contingently awarded to the respective officers which awards become effective upon the attainment of certain stock price milestones ranging from $10 to $20. The unvested shares also partially vest upon the achievement of specific financial results and upon the purchase of five percent or more of the Company's stock by a strategic investor. Shares awarded under these arrangements vest over a period from two to twenty years following the award. During 1997, 1998, and 1999, 330,000, 5,000 and 10,000 shares were awarded with a fair value of $4,950, $98 and $150, respectively. These amounts are being amortized over the vesting periods.

     Stock Warrants: At December 31, 1999, warrants to purchase the following shares of the Company's Common Stock were outstanding:

                                                            PRICE
SHARES                                                    PER SHARE    EXPIRATION DATE
------                                                    ---------   -----------------
408,776.................................................   $ 5.43          June 1, 2000
200,000.................................................   $20.75     November 11, 2002

     As further discussed in Note 6, the Company issued warrants to purchase 700,800 shares of Common Stock in connection with the issuance of the 13.5% Senior Notes. These warrants will expire on June 1, 2000. The Company also has a warrant outstanding that has been issued for consulting services that will allow the holder to purchase 200,000 shares of the Company's Common Stock.

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

     Each Right then may be exercised to acquire 1/1000th of a share of the Company's Series C preferred stock at an exercise price of $200. Thereafter, upon the occurrence of certain events, the Rights entitle holders

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES other than the Acquiring Person to acquire the existing Company's preferred stock or Common Stock of the surviving company having a value of twice the exercise price of the Rights.

     The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the 10th business day following public announcement that a 15% position has been acquired or ten business days after commencement of a tender or exchange offer.

11.  INCOME TAXES

     At December 31, 1998 and 1999, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                   DEFERRED TAX
                                                                ASSET (LIABILITY)
                                                              ----------------------
TEMPORARY DIFFERENCES/CARRYFORWARDS                             1998         1999
-----------------------------------                           ---------    ---------
  Tax over book depreciation................................  $  (9,477)   $      --
  Intangible assets.........................................    (78,496)     (58,122)
  Other.....................................................       (463)      (1,554)
                                                              ---------    ---------
          Total deferred tax liabilities....................    (88,436)     (59,676)
  Book over tax depreciation................................         --       22,442
  Net operating loss carryforwards..........................    273,813      423,456
  High yield debt obligations...............................     35,434       45,552
  Other.....................................................     15,166       14,355
                                                              ---------    ---------
          Total deferred tax assets.........................    324,413      505,805
  Less valuation allowance..................................   (235,977)    (446,129)
                                                              ---------    ---------
                                                                 88,436       59,676
                                                              ---------    ---------
  Net deferred tax liabilities..............................  $      --    $      --
                                                              =========    =========

     At December 31, 1999, the Company's net operating loss carryforward for federal income tax purposes is approximately $1,100,000, expiring in various amounts from 2003 to 2019. Limitations apply to the use of the net operating loss carryforwards.

RATE RECONCILIATION

                                                  1997                  1998                   1999
                                           ------------------    -------------------    -------------------
                                            AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                           --------   -------    ---------   -------    ---------   -------
Tax benefit at U.S. statutory rates......  $(81,989)   (34.0)%   $(165,632)   (34.0)%   $(192,174)   (34.0)%
State income taxes, net of federal
  benefit................................    (8,440)    (3.5)      (17,050)    (3.5)      (18,199)    (3.2)
In-Process R&D...........................    20,400      8.5        21,403      4.4            --       --
Other....................................    (1,722)    (1.2)       10,291      2.1           221       --
Change in valuation allowance............    67,157     27.8       150,989     31.0       210,152     37.2
                                           --------    -----     ---------    -----     ---------    -----
                                           $     --      --%     $      --      --%     $      --      --%
                                           ========    =====     =========    =====     =========    =====

12.  EMPLOYEE BENEFIT PLAN

     The Company has established a 401(k) profit-sharing plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10 in 1998. The Company will match one-half

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES of a participant's contribution, up to a maximum of 7% of the participant's compensation. The Company's matching contribution fully vests after three years of service. The Company's contributions to the plan were approximately $735, $3,823 and $4,337 in 1997, 1998 and 1999, respectively.

13.  COMMITMENTS

     The Company is a party to various other capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2018.

     In March 1998, the Company and Williams Communications, Inc. (Williams) executed a Capacity Purchase Agreement which provides the Company with right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network. The agreement, as amended in 1999, covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of the Company's rights to use network facilities, including, but not limited to, fiber, optronics/electronics, digital encoders, telephone lines and microwave facilities, in the amount of $426,300, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

     Future minimum lease payments for assets under capital leases (including the Williams agreement) at December 31, 1999 are as follows:

2000........................................................  $ 71,585
2001........................................................    55,910
2002........................................................    51,811
2003........................................................    55,726
2004........................................................    55,739
Thereafter..................................................   688,483
                                                              --------
                                                               979,254
Less amount representing interest...........................  (521,510)
                                                              --------
Present value of future minimum lease payments..............   457,744
Less current portion........................................   (26,445)
                                                              --------
                                                              $431,299
                                                              ========

     Certain executory costs, principally maintenance, associated with capital leases are being expensed as incurred.

     The Company also leases fiber optic cable, terminal facility space, and office space under operating lease arrangements. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Operating lease expense was $9,857, $36,273 and $34,305 for 1997, 1998 and 1999, respectively.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     Future minimum lease payments under non-cancelable operating leases with original terms of more than one year as of December 31, 1999 are as follows:

                                                           FIBER    TERMINAL
                                                           OPTIC    FACILITY    OFFICE
                                                           CABLE     SPACE      SPACE      TOTAL
                                                           ------   --------   --------   --------
2000.....................................................  $  680   $ 6,081    $ 30,596   $ 37,357
2001.....................................................     680     5,383      24,926     30,989
2002.....................................................     680     4,536      20,923     26,139
2003.....................................................     680     4,022      18,830     23,532
2004.....................................................     430     3,638      11,123     15,191
Thereafter...............................................      --     9,014      29,217     38,231
                                                           ------   -------    --------   --------
                                                           $3,150   $32,674    $135,615   $171,439
                                                           ======   =======    ========   ========

14.  CONTINGENCIES

     The Company is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. The Company does not believe that these normal course of business claims or lawsuits will have a material effect on the Company's financial condition, results of operations or cash flows.

     The Company maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic to Internet service providers ("ISPs") in each state. During 1997 and 1998, the Company recognized aggregate revenue from these ILECs of approximately $47.0 million for these services. During the year ended December 31, 1999, the Company recognized approximately $97.8 million in revenue for these services. As of December 31, 1999, $109.9 million has not been collected.

     The Company accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, fully subject to reciprocal compensation, pursuant to the terms of the Company's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. A number of ILECs have refused to pay these reciprocal compensation amounts in whole or in part, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 1999, such provisions have not been considered necessary by management.

     Management believes the issue related to reciprocal compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. As of December 31, 1999, 30 state commissions had issued final orders finding that ILECs must pay reciprocal compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, and no state commission had ruled to the contrary. A February 25, 1999 decision by the FCC generated some uncertainties about mutual compensation. The FCC's order declared that ISP-bound traffic is predominantly "interstate" traffic that is subject to federal jurisdiction.

     Most current interconnection agreements -- including Intermedia's agreements with BellSouth -- provide that compensation is owed for the termination of "local" traffic, and the FCC's order established that, for purposes of determining jurisdiction, dial-up calls to ISPs are not local. As a result, many ILECs asked state commissions to overturn their earlier decisions that called for payment of compensation for this traffic. However, while the FCC's order did find that most ISP-bound traffic is jurisdictionally interstate, the FCC went on to clarify that this jurisdictional determination does not preclude parties from including ISP-bound

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES traffic within the scope of the reciprocal compensation provisions included in their interconnection agreements.

     Subsequent to the FCC's February 25th order, at least 19 states have reaffirmed prior determinations or affirmed for the first time that ILECs are required to compensate competitive local exchange carriers ("CLECs") for terminating ISP-bound traffic under existing agreements. Florida, Georgia, North Carolina, and Tennessee are among the states that have confirmed that reciprocal compensation must be paid. To date, nine courts have also upheld state decisions requiring compensation under the interconnection agreements for traffic terminated to ISPs.

     This trend in state decisions is no longer unanimous, however. Two state commissions, the Massachusetts Department of Telecommunications and Energy and the Missouri Public Service Commission, have issued orders that raise questions as to whether a CLEC may receive reciprocal compensation for ISP-bound traffic under specific interconnection agreements, but these decisions do not positively determine whether or not a CLEC has the right to collect such compensation. The New Jersey Board of Public Utilities and the Louisiana Public Service Commission have issued orders which found that reciprocal compensation is not due in certain situations. To date, these are the only two state commissions in the country to expressly rule against reciprocal compensation for Internet-bound traffic under existing interconnection agreements, although the New Jersey holding may not apply to all existing agreements. The South Carolina Public Service Commission has ruled that reciprocal compensation for ISP-bound traffic is not required for agreements subsequent to the FCC's order.

     Despite the decisions by the New Jersey, Louisiana, and South Carolina commissions, management believes that the overall pattern of decisions, including decisions that have been reached subsequent to the FCC's February 25th order, are strong evidence of a trend suggesting that other state commissions will take the same position as those that require the payment of reciprocal compensation, though the Company cannot predict with certainty what the outcome of future decisions will be. Management is pursuing this matter vigorously and believes that the ILECs will ultimately pay all amounts due in full. Information contained herein reflects decisions relevant to the Company's existing agreements and does not include decisions that may affect the Company prospectively or that may relate to future agreements entered into by the Company with ILECs.

15.  SEGMENT INFORMATION

     During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. The Company has determined, based on different products and customer bases, that it has two reportable segments.

     The Company's core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in the Company's statements of operations. The Company also owns an 81.3% interest in Digex, (which was reduced to 62% in February 2000) a separate public company, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the Company's revenue is attributable to customers in the United States. Additionally, all of the Company's assets are located within the United States. During the periods presented below, no single customer accounted for 10% or more of the Company's total revenue.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

     The table below summarizes the Company's segment reporting data (in millions). Eliminations include intersegment revenues, receivables and investment related accounts.

                                                                INTEGRATED
                                                              COMMUNICATIONS                          CONSOLIDATED
                                                                 SERVICES      DIGEX   ELIMINATIONS    INTERMEDIA
                                                              --------------   -----   ------------   ------------
Year ended December 31, 1999
  Revenue from external customers...........................     $  846.2      $59.8      $   --        $  906.0
  Intersegment revenue......................................          9.2         --        (9.2)             --
  Depreciation and amortization.............................        300.2       29.1          --           329.3
  Loss from operations......................................       (232.9)     (72.2)         --          (305.1)
  Interest expense..........................................       (294.8)      (1.1)         --          (295.9)
  Interest and other income.................................         32.3        3.5          --            35.8
Year ended December 31, 1998
  Revenue from external customers...........................        690.2       22.6          --           712.8
  Intersegment revenue......................................          6.5         --        (6.5)             --
  Depreciation and amortization.............................        221.6        8.1          --           229.7
  Loss from operations......................................       (300.6)     (16.7)         --          (317.3)
  Interest expense..........................................       (205.8)        --          --          (205.8)
  Interest and other income.................................         35.8         --          --            35.8
Year ended December 31, 1997
  Revenue from external customers...........................        236.3       11.6          --           247.9
  Intersegment revenue......................................          5.6         --        (5.6)             --
  Depreciation and amortization.............................         50.3        3.3          --            53.6
  Loss from operations......................................       (134.4)     (29.1)         --          (163.5)
  Interest expense..........................................        (60.7)        --          --           (60.7)
  Interest and other income.................................         26.8         --          --            26.8
  Extraordinary loss on early retirement of debt............        (43.7)        --          --           (43.7)
        Total assets at December 31, 1999...................      2,955.2      344.3        (3.1)        3,296.4
        Total assets at December 31, 1998...................      3,042.1       77.7       (70.8)        3,049.0

16.  INITIAL PUBLIC OFFERING OF SUBSIDIARY AND MINORITY INTEREST

     In August 1999, the Company's managed Web site and application hosting subsidiary, Digex, sold 11.5 million shares of its Class A Common Stock in an initial public offering (the "Digex Offering"). The shares sold represented approximately 18.7% of the aggregate number of shares of Digex Common Stock outstanding. After the Digex offering, the Company retained a 97.8% voting interest in Digex. The net proceeds from the Digex Offering were approximately $178,903 and may be used only to purchase telecommunications related assets due to restrictions in the Company's debt instruments. The Company includes the accounts of the majority-owned subsidiary in its consolidated financial statements and presents the 18.7% ownership by the minority shareholders as minority interest in the accompanying balance sheet.

17.  RELATED PARTY

     A director of the Company has an indirect financial interest in an organization engaged by the Company during 1998 to support the implementation of an enterprise-wide information system. The organization engaged to perform the implementation was selected by a task force of Company employees from among several proposing organizations. During 1998, no amounts were paid or payable under a $450 services contract. The Company paid approximately $7,100 to this organization during 1999.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1999.

                                    FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                                ---------------------   ---------------------   ---------------------   ---------------------
                                 1998(A)      1999       1998(B)      1999        1998        1999        1998        1999
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues......................  $ 136,786   $ 204,722   $ 190,230   $ 217,889   $ 192,353   $ 234,666   $ 193,414   $ 248,759
Operating expenses............   (250,389)   (266,672)   (280,467)   (285,339)   (233,574)   (308,876)   (265,659)   (350,220)
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations..........   (113,603)    (61,950)    (90,237)    (67,450)    (41,221)    (74,210)    (72,245)   (101,461)
Other income (expense)........    (38,572)    (55,620)    (41,818)    (55,475)    (44,632)    (61,165)    (44,901)    (87,888)
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Loss before minority
  interest....................   (152,175)   (117,570)   (132,055)   (122,925)    (85,853)   (135,375)   (117,146)   (189,349)
Minority interest in net loss
  of subsidiary...............         --          --          --          --          --       2,608          --       4,185
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net loss......................   (152,175)   (117,570)   (132,055)   (122,925)    (85,853)   (132,767)   (117,146)   (185,164)
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Preferred stock dividends and
  accretions..................    (18,594)    (22,483)    (18,876)    (22,965)    (30,647)    (23,338)    (22,227)    (23,669)
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net loss attributable to
  common stockholders.........  $(170,769)  $(140,053)  $(150,931)  $(145,890)  $(116,500)  $(156,105)  $(139,373)  $(208,833)
                                =========   =========   =========   =========   =========   =========   =========   =========
Net loss per common share.....  $   (4.83)  $   (2.84)  $   (3.49)  $   (2.92)  $   (2.48)  $   (3.08)  $   (2.87)  $   (4.05)
                                =========   =========   =========   =========   =========   =========   =========   =========

---------------

(a) Results of first quarter reflect the acquisition of Shared effective January 1, 1998 and a resulting $63,000 in-process R&D charge.
(b) Results of second quarter reflect the acquisitions of LDS and National effective March 31, 1998 and April 1, 1998, respectively.

19.  SUBSEQUENT EVENTS

     On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Digex Series A Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of its Class A Common Stock (the "Warrants"), for an aggregate of $100,000, of which $15,000 was in the form of equipment purchase credits. The Digex Series A Preferred Stock has an aggregate liquidation preference of $100,000, and is convertible into approximately 1,462,000 shares of Class A Common Stock of Digex. The Digex Warrants can be exercised at any time over their three-year term at a price of $57 per share (the fair value of the Digex's common stock on the transaction commitment date). The proceeds from the offering will be allocated between the Digex Series A Preferred Stock and the Warrants based upon their relative fair values, which have not yet been determined by the Digex. Following the allocation, the Digex Series A Preferred Stock will be accreted up to its liquidation preference through charges to accumulated deficit.

     On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $171,718. Also, as part of that offering, the Company sold 10,650,000 shares of Digex's Class B Common Stock. The Class B Common Stock sold by the Company automatically converted into Class A Common Stock at the closing of the offering. Intermedia now owns approximately 62.0% of the outstanding Common Stock of Digex. In addition, the Company retains approximately 94.2% voting interest in Digex. The net proceeds were approximately $913,800 and will be used to reduce the Company's outstanding debt and to purchase telecommunications related assets. Due to the sale of Digex stock in February 2000, the Company will recognize a gain on sale of stock and could utilize net operating losses.

     On February 17, 2000, the Company completed its $200,000 agreement to receive capital investment funds from an investment bank ("the investor") . In exchange for this investment, the Company issued

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

200,000 shares of Series G Junior Convertible Preferred Stock (the Series G Preferred Stock) (aggregate liquidation preference $200,000) in a private placement transaction. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. At the Company's option, dividends are payable in cash, issuance of shares of Common Stock of the Company, or by some combination thereof. The Series G Preferred Stock is redeemable, at the option of the Company, at any time on or after February 17, 2005 at rates commencing with 103.5% declining to 100% on February 17, 2008. Net proceeds to the Company were approximately $188,000. The proceeds from this investment will be used for general corporate purposes, including the funding of working capital and operating losses and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

     In addition, the investor received warrants to purchase 1,000,000 shares of the Company's Common Stock at $40 per share and warrants to purchase 1,000,000 shares of the Company's Common Stock at $45 per share.

                INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                           ---------------------
                                             BALANCE AT    CHARGED TO               CHARGED TO     BALANCE AT
                                            BEGINNING OF   COSTS AND     OTHER     DEDUCTIONS --     END OF
DESCRIPTION                                    PERIOD       EXPENSES    ACCOUNTS     DESCRIBE        PERIOD
-----------                                 ------------   ----------   --------   -------------   ----------
For the year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts......    $  1,346      $  6,858    $1,464(1)   $  5,417(2)     $  4,251
                                              ========      ========    ========    ==========      ========
     Allowance for deferred tax assets....      29,529        71,750          --            --       101,279
                                              ========      ========    ========    ==========      ========
For the year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts......    $  4,251        24,461       2,680         9,163        22,229
                                              ========      ========    ========    ==========      ========
     Allowance for deferred tax assets....     101,279       134,698          --            --       235,977
                                              --------      --------    --------    ----------      --------
Restructuring reserve.....................          --      32,300(3)         --      26,800(3)        5,500
                                              ========      ========    ========    ==========      ========
For the year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts......    $ 22,229      $ 20,499    $     --    $ 13,672(2)     $ 29,056
                                              ========      ========    ========    ==========      ========
     Allowance for deferred tax assets....     235,977       210,152          --            --       446,129
                                              --------      --------    --------    ----------      --------
Restructuring reserve.....................       5,500                                 4,800(3)          700
                                              ========      ========    ========    ==========      ========

---------------

(1) Amount represents allowance for accounts purchased in the Shared and National business combinations.
(2) Uncollectible accounts written off, net of recoveries.
(3) Amounts represent accruals, payments and other reductions as disclosed in the Notes to the Company's Consolidated Financial Statements.