Form 10-Q
period 2000-03-31
INTERMEDIA COMMUNICATIONS INC
filed 2000-05-15
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]


           As of April 30, 2000, there were 53,303,137 shares of the Registrant's Common Stock outstanding.

                         INTERMEDIA COMMUNICATIONS INC.

                                     INDEX

                                                                                                       PAGE
                                                                                                       NO.
                                                                                                       ----

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Condensed Consolidated Statements of Operations---Three-months
                ended March 31, 2000 and 1999                                                            3
              Condensed Consolidated Balance Sheets--March 31, 2000
                and December 31, 1999                                                                    4
              Condensed Consolidated Statements of Cash Flows--Three-months
                ended March 31, 2000 and 1999                                                            5
              Notes to Condensed Consolidated Financial Statements                                       6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                   11

                                            PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                         19

ITEM 2.       CHANGES IN SECURITIES                                                                     19

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                           19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       19

ITEM 5.       OTHER INFORMATION                                                                         19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                          19

SIGNATURES                                                                                              21

                    PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                    THREE MONTHS ENDED
                                                                        -----------------------------------------
                                                                        MARCH 31, 2000             MARCH 31, 1999
                                                                        --------------             --------------
Revenues:
     Local access and voice ...............................              $    108,544               $    102,257
     Data, internet and web hosting .......................                   114,527                     78,431
     Integration services .................................                    38,623                     24,034
                                                                         ------------               ------------
                                                                              261,694                    204,722

 Expenses:
     Network operations ...................................                    90,169                     93,908
     Facilities administration and maintenance ............                    38,015                     22,634
     Cost of goods sold ...................................                    26,689                     15,804
     Selling, general and administrative ..................                    91,647                     57,295
     Depreciation and amortization ........................                    89,310                     71,611
     Deferred compensation ................................                     3,664                         21
     Business restructuring, integration and other charges                      2,630                      5,399
                                                                         ------------               ------------
                                                                              342,124                    266,672
                                                                         ------------               ------------
Loss from operations ......................................                   (80,430)                   (61,950)

Other income (expense):
     Interest expense .....................................                   (72,933)                   (62,178)
     Gain on sale of Digex stock ..........................                   864,321
     Interest and other income ............................                    13,818                      6,558
                                                                         ------------               ------------
Net income (loss) before minority interest and income taxes                   724,776                   (117,570)
Provision for income taxes ................................                    23,423                         --
                                                                         ------------               ------------
Net income (loss) before minority interest ................                   701,353                   (117,570)
Minority interest in net loss of subsidiary ...............                     8,299                         --
                                                                         ------------               ------------
Net income (loss) .........................................                   709,652                   (117,570)
Preferred stock dividends and accretions ..................                   (25,946)                   (22,483)
                                                                         ------------               ------------
Net income (loss) attributable to common stockholders .....              $    683,706               $   (140,053)
                                                                         ============               ============

Net income (loss) per common share:
     Basic ................................................              $      13.01               $      (2.84)
                                                                         ============               ============
     Diluted ..............................................              $       9.02               $      (2.84)
                                                                         ============               ============

Weighted average number of shares outstanding:
     Basic ................................................                52,545,409                 49,352,830
     Diluted ..............................................                77,010,101                 49,352,830


                       See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                                MARCH 31, 2000   DECEMBER 31, 1999
                                                                                                --------------   -----------------
                                                              ASSETS
Current assets:
    Cash and cash equivalents ...........................................................        $ 1,308,565         $   240,827
    Restricted investments ..............................................................             11,849              10,252
    Accounts receivable, less allowance for
       doubtful accounts of $22,420 in 2000 and $29,056 in 1999 .........................            309,785             287,771
    Prepaid expenses and other current assets ...........................................             45,492              38,289
                                                                                                 -----------         -----------
       Total current assets .............................................................          1,675,691             577,139
    Telecommunications equipment, net ...................................................          1,775,606           1,713,220
    Investments available for sale ......................................................              2,000                  --
    Intangible assets, net ..............................................................            930,196             948,215
    Other assets ........................................................................             56,517              57,848
                                                                                                 -----------         -----------
       Total assets .....................................................................        $ 4,440,010         $ 3,296,422
                                                                                                 ===========         ===========

                           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ....................................................................        $    82,461         $   106,918
    Other accrued expenses ..............................................................            119,919             104,163
    Current portion of long-term debt and capital lease obligations .....................             25,739              32,077
                                                                                                 -----------         -----------
       Total current liabilities ........................................................            228,119             243,158
Long-term debt and capital lease obligations ............................................          2,883,595           2,935,210
Minority interest .......................................................................            203,870              53,964
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized; 450,847 and 436,127 issued and
  outstanding in 2000 and 1999, respectively ............................................            441,837             426,889
Series D junior convertible preferred stock and accrued dividends, $1.00 par
  value;  69,000 shares authorized; 53,728 issued and outstanding in 2000 ...............            133,432             133,268
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,892 shares issued and outstanding in 2000 and 1999,
  respectively ..........................................................................            160,974             160,778
Series F junior convertible preferred stock and accrued dividends, $1.00 par value;  92,000 shares authorized; 79,600 shares issued and outstanding
  in 2000 and 1999, respectively ........................................................            196,118             195,860
Series G junior convertible participating preferred stock and accrued dividends, $1.00
   par value; 200,000 shares authorized; 200,000 shares issued and outstanding in 2000 ..            189,162                  --
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; 911,500 and 1,111,500 authorized in 2000 and 1999,
      respectively, no shares issued ....................................................                 --                  --
    Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
      shares issued .....................................................................                 --                  --
    Preferred stock in Digex subsidiary, $.01 par value; 5,000,000 shares authorized;
      100,000 designated as Series A Convertible; 100,000 shares outstanding in 2000 ....                  1                  --
    Common stock, $.01 par value; 150,000,000 shares authorized in 2000 and and 1999;  53,044,095 and 51,834,098 shares issued and outstanding
      in 2000 and 1999, respectively ....................................................                530                 518
    Additional paid-in capital ..........................................................            937,146             767,456
    Accumulated deficit .................................................................           (920,754)         (1,604,459)
    Deferred compensation ...............................................................            (14,020)            (16,220)
                                                                                                 -----------         -----------
Total stockholders' equity (deficit) ....................................................              2,903            (852,705)
                                                                                                 -----------         -----------
Total liabilities, redeemable preferred stock and stockholders' equity (deficit) ........        $ 4,440,010         $ 3,296,422
                                                                                                 ===========         ===========

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                       --------------------------------------
                                                                                       MARCH 31, 2000          MARCH 31, 1999
                                                                                       --------------          --------------
OPERATING ACTIVITIES
     Net income (loss) .....................................................            $   709,652             $  (117,570)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
         Gain on sale of Digex stock .......................................               (864,321)                     --
         Depreciation and amortization .....................................                 90,941                  72,959
         Amortization of deferred compensation .............................                  3,710                      28
         Non cash restructuring charges ....................................                    (43)                     --
         Accretion of interest on notes payable ............................                 30,222                  23,314
         Provision for doubtful accounts ...................................                  6,682                   4,666
         (Gain) loss on sale/disposal of property and equipment ............                    475                      --
         Minority interest in net loss of subsidiary .......................                 (8,299)                     --
         Changes in operating assets and liabilities:
             Accounts receivable ...........................................                (28,696)                (19,917)
             Prepaid expenses and other current assets .....................                 (7,203)                  2,582
             Other assets ..................................................                    (91)                    149
             Accounts payable ..............................................                (24,457)                (21,919)
             Other accrued expenses ........................................                 16,032                  (1,039)
                                                                                        -----------             -----------
                 Net cash provided by (used in) operating activities .......                (75,396)                (56,747)

INVESTING ACTIVITIES
     Purchases of restricted investments ...................................                 (3,597)                   (100)
     Purchases of telecommunications equipment .............................               (134,592)               (127,838)
     Proceeds from sale of Digex stock, net of issuance costs ..............                914,183                      --
     Proceeds from sale of telecommunications equipment ....................                     29                      --
                                                                                        -----------             -----------
                 Net cash used in investing activities .....................                776,023                (127,938)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt, net of issuance costs .......                 24,790                 488,110
     Proceeds from termination of capital leases ...........................                    342                      --
     Proceeds from issuance of common stock of subsidiary,
       net of issuance costs ...............................................                171,675                      --
     Proceeds from issuance of preferred stock, net of issuance costs ......                187,456                      --
     Proceeds from issuance of preferred stock of subsidiary, net ..........                 85,000                      --
     Exercise of common stock warrants and options .........................                 11,189                   3,210
     Principal payments on long-term debt and capital lease obligations ....               (113,341)                 (5,432)
                                                                                        -----------             -----------
                 Net cash provided by financing activities .................                367,111                 485,888

Increase in cash and cash equivalents ......................................              1,067,738                 301,203

Cash and cash equivalents at beginning of period ...........................                240,827                 387,615
                                                                                        -----------             -----------

Cash and cash equivalents at end of period .................................            $ 1,308,565             $   688,818
                                                                                        ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..............................................................            $    43,702             $    36,950
Preferred stock issued as dividends on preferred stock .....................                 14,719                  12,889
Common stock issued as dividends on preferred stock ........................                  8,672                   8,707
Accretion of preferred stock ...............................................                    879                     887

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries including Digex, Incorporated ("Digex"), a publicly-traded subsidiary of Intermedia. The consolidated financial statements include 100% of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "minority interest". All significant intercompany transactions and balances have been eliminated in consolidation.

         Operating results for the three-month period ended March 31, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB was effective for the first quarter of the fiscal year beginning after December 15, 1999, however recently the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999 and March 15, 2000 to the second quarter of fiscal year 2000. Intermedia is currently evaluating the impact of this SAB on its financial reporting of results of operations. However, Intermedia does not believe that adoption of SAB 101 will have a material impact on revenues.

         In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25" which requires variable accounting for certain stock option transactions. This interpretation is effective July 1, 2000 but certain guidelines cover specific events that occurred since either December 15, 1998 or January 12, 2000. Intermedia is currently evaluating the impact of this Interpretation on its stock options held by both Digex and Intermedia employees.

NOTE  2.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

         As more fully described in Intermedia's 1999 Annual Report on Form 10-K, during the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus Intermedia's operations and facilitate the transformation of Intermedia's five separate operating companies into one integrated communications provider. The anticipated completion date of the Program was December 31, 1999 however, during the first quarter of 2000, additional costs were incurred.

         As provided for in the Program, Intermedia expensed business restructuring and integration costs that were incurred since the inception of the Program. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

         The following table sets forth the components of other business restructuring and integration costs that were expensed as incurred during the three months ended March 31, 2000 (in millions):

                                                           THREE MONTHS
                                                         ENDED MARCH 31,
                                                               2000
                                                         ---------------
Integration costs
    Network integration (A)                                   $ 1.2
    Department and employee realignment (B)                      .8
    Other (C)                                                    .6
                                                              -----

       Total                                                  $ 2.6


(A) Consists primarily of redundant network expense and amortization of a canceled contract for switched services.
(B) Consists of branding, employee severance, and contract termination costs.
(C) Consists primarily of lease termination fees over estimated accrual from 1998.

NOTE  3.  FINANCING AND GAIN ON SALE OF DIGEX STOCK

         On February 17, 2000, Intermedia sold 200,000 shares of its 7% Series G Junior Convertible Participating Preferred Stock and warrants to purchase 2,000,000 shares of common stock for net proceeds of approximately $188 million. The Series G preferred stock has a liquidation preference of $1,000 per share and is convertible into 5,555,556 shares of Intermedia's common stock. The dividend feature is cumulative and is payable quarterly in cash or common stock of Intermedia. The warrants are exercisable in two separate groups of 1,000,000 shares at an exercise price of $40 and $45 per share respectively. Intermedia has not yet completed the allocation of the proceeds between the preferred stock and warrants. Such allocation will be completed in the second quarter.

         On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Digex Series A Preferred Stock"), with detachable warrants to purchase 1,065,000 shares of Digex's Class A Common Stock (the "Digex Warrants"), for an aggregate of $100 million of which $15 million was in the form of equipment purchase credits. The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 of Class A Common Stock of Digex. The Digex Warrants can be exercised at any time over their three-year term at a price of $57 per Digex share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds were allocated between the Digex Series A Preferred Stock and the Digex Warrants based upon their relative fair values. The use of proceeds from this transaction have been committed to the development of application services provider (ASP) support services.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $171 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on the sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Following such sales of Digex stock, Intermedia owns 62% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $914 million of which approximately $500 million was used in the second quarter of 2000 to reduce Intermedia's outstanding debt and the remainder will be used to purchase telecommunications related assets. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864 million.

NOTE  4.  INCOME TAXES

         Intermedia realized a taxable gain of approximately $881 million on the sale of its investment in Digex stock resulting in consolidated taxable income for the quarter ended March 31, 2000 of $742 million. Intermedia utilized $742 million of net operating loss carryforwards during the quarter to offset regular taxable income. As of March 31, 2000, approximately $387 million of net operating loss carryforwards are available to offset future taxable income through the year 2019. However, limitations apply to the use of the net operating loss carryforwards. Although Intermedia utilized net operating losses to offset regular federal taxable income, Intermedia has recorded approximately $23 million of current tax expense related to the Alternative Minimum Tax ("AMT"). The payment of AMT creates a credit carryforward which may be used indefinitely to reduce regular federal income taxes in the future.

         At March 31, 2000, primarily as a result of the net operating loss carryforwards and AMT credit carryforwards, Intermedia was in a net deferred tax asset position. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties associated with the future realization of the deferred tax asset.

         NOTE  5.  EARNINGS PER SHARE
         The following table sets forth the computation of basic and diluted income (loss) per share of Intermedia Common stock (dollars in thousands, except share and per share amounts):

                                                                           THREE MONTHS ENDED
                                                                            MARCH 31, 2000
                                                                        2000              1999
                                                                   ------------       ------------
         Numerator:
           Net income (loss)                                       $   709,652        $  (117,570)
           Preferred stock dividends and accretions                    (25,946)           (22,483)
                                                                   -----------        -----------
           Numerator for basic income (loss)per
               share - income (loss) attributable to
               common stockholders                                     683,706           (140,053)
           Effect of dilutive securities                                10,973                 --
                                                                   -----------        -----------
           Numerator for diluted income (loss) per
               share income (loss) attributable to
               common stockholders after assumed
               conversions                                         $   694,679        $  (140,053)
         Denominator:
          Denominator for basic income (loss) per
           share weighted-average shares                            52,545,409         49,352,830
          Effect of dilutive securities                             24,464,692                 --
                                                                   -----------        -----------
          Denominator for diluted income (loss) per
           share - adjusted weighted-average shares                 77,010,101         49,352,830
                                                                   ===========        ===========

         Basic income (loss) per share of
           common share                                                 $13.01             $(2.84)
                                                                   ===========        ===========
         Diluted income (loss) per share of
           common share                                                  $9.02             $(2.84)
                                                                   ===========        ===========

         Unexercised options to purchase 8,074,154 shares of Common Stock as of March 31,1999 and outstanding convertible preferred stock, convertible into 17,076,495 shares of Common Stock as of March 31,1999, were not included in the computations of diluted loss per share in 1999 because assumed exercise/conversion would be anti-dilutive.

NOTE  6.  CONTINGENCIES

         Intermedia is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition, results of operations or cash flows.

         Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic in each state. While most of Intermedia's interconnection agreements have expired and are in the process of being renegotiated, all but one of the expired contracts continue on a month-to-month basis at existing rates for reciprocal compensation. During 1997 and 1998, Intermedia recognized revenue from these ILECs of approximately $47.0 million for these services and $97.8 million for the year ended December 31, 1999. During the first quarter of 2000, Intermedia recognized approximately $32.3 million in revenue for these services. As of March 31, 2000,$123.8 million has not been collected.

         Intermedia accounts for reciprocal compensation with the ILECs, as local network services, fully subject to reciprocal compensation, pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. This traffic and resulting revenue includes fees for terminating local calls to Internet Service Providers ("ISPs"). A number of ILECs have refused to pay these reciprocal compensation amounts in whole or in part for ISP-bound traffic, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of March 31, 2000, provisions have not been considered necessary by management.

         Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. In February 1999 the FCC issued an order finding that dial-up calls to ISPs were predominantly long distance and were subject to the FCC's jurisdiction. However, the FCC also found that since it had historically treated traffic to ISPs as local, it would be reasonable for such traffic to continue to be compensated as local. Prior to the FCC's ruling, 29 states had ruled that ISP traffic was eligible for reciprocal compensation. Up until that time, no state had ruled that ISP traffic was not eligible. However, once the FCC order was issued, the competitive local exchange carriers ("CLECs") were forced to re-file complaints against the ILECs in the state commissions. Subsequent to the FCC's ruling, the majority of the state commissions re-affirmed the FCC's determination that although ISP traffic is considered interstate jurisdictionally, it is treated as local for compensation purposes, and therefore subject to the terms of the interconnection agreements already in place.

         Subsequent to the FCC's February 25th order, at least 18 states have reaffirmed prior determinations or affirmed for the first time that ILECs are required to compensate "CLECs" for terminating ISP-bound traffic under existing agreements. Florida, Georgia, North Carolina, and Tennessee are among the states that have confirmed that reciprocal compensation must be paid. To date, nine courts have also upheld state decisions requiring compensation under the interconnection agreements for traffic terminated to ISPs.

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

         On March 24, 2000, the DC Circuit Court of Appeals overturned the FCC's February 1999 order finding that the FCC's logic was full of inconsistencies and that the FCC failed to produce a reasoned rationale for its decision. The DC Circuit Court decision should have the effect of overturning the few state regulatory decisions that have denied reciprocal compensation on the grounds that such traffic is not local. To that end, two of the four states are reconsidering their decisions.

         Due to the DC Circuit Court of Appeals ruling, management continues to believe that the overall pattern of decisions are strong evidence of a trend suggesting that other state commissions will take the same position as those that require the payment of reciprocal compensation, although Intermedia cannot predict with certainty what the outcome of future decisions will be. Management is pursuing this matter vigorously and believes that the ILECs will ultimately pay all amounts due in full. Information contained herein reflects decisions relevant to Intermedia's existing agreements and does not include decisions that may affect Intermedia prospectively or that may relate to future agreements entered into by the Company with ILECs.

NOTE  7.  SEGMENT INFORMATION

       Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations. Intermedia also owns a 62% interest in Digex, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of the Intermedia's assets are located within the United States.

       The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables, and investment related accounts.


                                               CORE
                                             INTEGRATED
                                           COMMUNICATIONS                                CONSOLIDATED
                                              SERVICES        DIGEX      ELIMINATIONS     INTERMEDIA
                                           --------------     -----      ------------    ------------

Three Months ended March 31, 2000
   Revenue from external customers        $    233.7       $   28.0           --         $    261.7
   Intersegment revenue                          3.2             --         (3.2)                --
   Loss from operations                        (51.7)         (28.7)          --              (80.4)
Three months ended March 31, 1999
   Revenue from external customers             195.3            9.4           --              204.7
   Intersegment revenue                          1.4             --         (1.4)               --
   Loss from operations                        (53.4)          (8.6)          --              (62.0)

Total assets at March 31, 2000            $  3,879.3       $  563.4       $ (2.7)        $  4,440.0
Total assets at March 31, 1999               3,319.6          107.4           --         $  3,427.0

NOTE  8.  SUBSEQUENT EVENT

         In May 2000, Intermedia completed the repurchase of approximately $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in Intermedia's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission.

OVERVIEW

         Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to approximately 90,000 business and government customers. As of March 31, 2000, Intermedia is the fourth largest nationwide frame relay provider in the United States (based upon frame relay revenues), a leading Tier One Internet service provider, the largest shared tenant telecommunications service provider, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site segment are discussed below.

         Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data and Internet services to its customers on an extensive inter-city network that connects its customers to locations nationwide. Through its 959 network to network interfaces ("NNIs") and 193 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. Intermedia's nationwide interexchange network carries both its data and voice traffic.

         Intermedia achieved $15.2 and $15.1 million positive EBITDA before certain charges for the first quarter in 2000 and 1999, respectively, and increased its revenue base substantially. EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, deferred compensation, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

PLAN OF OPERATION

         Intermedia believes its revenue growth will be generated primarily from its data, Internet and Web hosting and local exchange services. Based on Intermedia's analysis of

Federal Communications Commission market data and its knowledge of the industry, Intermedia estimates that the market for enhanced data, local exchange, and interexchange services will exceed $100.0 billion within its service territory.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2000               1999
                                                          -------            -------
Revenues:
Local access and voice                                       41.5               50.0%
         Data, internet and web hosting                      43.8               38.3
         Integration services                                14.7               11.7
                                                          -------            -------
                                                            100.0              100.0
Expenses:
         Network operations                                  34.5               45.9
         Facilities administration and
           maintenance                                       14.5               11.1
         Cost of goods sold                                  10.2                7.7
         Selling, general and administrative                 35.0               28.0
         Depreciation and amortization                       34.1               35.0
         Deferred compensation                                1.4                 --
Business restructuring and integration                        1.0                2.6
                                                          -------            -------
Loss from operations                                        (30.7)             (30.3)
                                                          -------            -------
Other income (expense):
Interest expense                                            (27.9)             (30.4)
         Gain on sale of Digex stock                        330.3                 --
         Other income                                         5.3                3.2
                                                          -------            -------
Net income (loss) before minority
  interest and income taxes                                 277.0              (57.4)
Provision for income taxes                                    9.0                 --
                                                          -------            -------
Income (loss) before minority interest                      268.0              (57.4)
Minority interest in net loss of subsidiary                   3.2                 --
                                                          -------            -------
Net income (loss)                                           271.2              (57.4)
Preferred stock dividends and accretions                     (9.9)             (11.0)
                                                          -------            -------
Net income (loss) attributable to common
               stockholders                                 261.3%             (68.4)%
                                                          ========           =======

          The following table sets forth other statistical data derived from Intermedia's operating records:

                                               MARCH 31, 2000    MARCH 31, 1999
                                               --------------    --------------

Data, Internet and Web Hosting: (1)
         Web hosting servers                         2,911           1,309
         Data switches in operation                    193             167
         NNI connections                               959             728

   Access and Voice: (1)
         Buildings (2)                               4,437           4,359
         Voice switches in operation                    29              23
         Access line equivalents                   566,113         376,742

   Employees (1)                                     5,423           4,128

(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.
(2) Includes buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia.

  QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999:

Revenue

         Total revenue increased 27.8% to $261.7 million for the first quarter of 2000 compared to $204.7 million for the same period in 1999. This increase was primarily due to the continued expansion of the frame relay and ATM networks as well as strong growth in Internet and Web site and application hosting services. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of data, Internet and Web hosting as the core component of its growth in revenue.

         Local access and voice revenue increased 6.1% to $108.5 million for the first quarter of 2000 compared to $102.3 million for the same period in 1999. This increase was principally due to the continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 189,371 from April 1, 1999 through the end of the first quarter of 2000. The additional access line equivalents were primarily on-switch, contributing to improved gross margins and allowing Intermedia to cross-sell additional services to its customers. In addition, reciprocal compensation revenue from certain ILECs has increased approximately $15 million from the first quarter of 1999. This increase in revenue was partially offset by decreases in long distance revenue of approximately $16.8 million. The decrease in long distance is a result of the industry experiencing per minute pricing declines. Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis and believes that its integrated business strategy (including sales of products such as uv.net) should compensate for the current declines in the long distance revenue.

         Data, Internet, and Web hosting revenue increased 46.0% to $114.5 million for the first quarter of 2000 compared to $78.4 million for the same period in 1999. This increase was principally a result of the expansion of Intermedia's frame relay and ATM network as well as strong growth in Internet and web related services. The Digex Web site segment revenues increased by $18.6 million due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. Intermedia's data network expanded by 231 NNI connections and 26 data switches since March 31, 1999 that facilitated the revenue growth.

         Integration services revenue increased 60.8% to $38.6 million for the first quarter of 2000 compared to $24.0 million for the same period in 1999. This increase was principally due to an increased demand in current markets and an expansion of sales efforts into new markets in the first quarter of 2000 as compared to the first quarter of 1999.

Operating Expenses

         Total operating expenses increased 28.3% to $342.1 million for the first quarter of 2000 compared to $266.7 million for the same period in 1999. The Digex Web site segment total operating expenses increased $38.7 million during the period due to increased level of operations and an expanded customer base to support.

         Network expenses decreased 3.9% to $90.2 million for the first quarter of 2000 compared to $93.9 million for the same period in 1999. Intermedia has continued to focus its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time. In addition, Intermedia continues to increase capacity from new switches, frame relay nodes and fiber miles which reduces the amount of network costs that are required to be purchased from outside vendors.

         Facilities administration and maintenance expenses increased 68.1% to $38.0 million for the first quarter of 2000 compared to $22.6 million for the same period in 1999. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site segment accounted for $7.4 million of the increase related to the increased level of operations and the expansion of the two new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold increased 69.0% to $26.7 million for the first quarter of 2000 compared to $15.8 million for the same period in 1999. This increase was principally due to the increase in demand for telecommunications equipment.

         Selling, general and administrative expenses increased 60.0% to $91.6 million for the first quarter of 2000 compared to $57.3 million for the same period in 1999. The Digex Web site segment accounted for approximately $19.7 million of this increase($13.7 million net of the $6 million related to the G&A agreement with Intermedia that is eliminated in consolidation). The increases at Digex are primarily as a result of building the infrastructure to operate as a separate public company. Increases in 2000 costs for Digex include the costs associated with an increased employee base, advertising campaigns, back office support (including the General & Administrative Services agreement between Digex and Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. Intermedia's increase results primarily from increased payroll and related benefits of approximately $13.5 million from an increase in headcount of approximately 660 people to support the increased customer base and growth.

         Depreciation and amortization expenses increased 24.7% to $89.3 million for the first quarter of 2000 compared to $71.6 million for the same period in 1999. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since April 1, 1999 relating to ongoing network expansion (including the irrevocable right of use of the Williams Communications nationwide network). The Digex Web site segment accounted for $8.3 million of the increase due to additional servers and facilities placed in service. Depreciation and amortization expense is expected to increase in future periods based on both Intermedia's plan to continue expanding its network and Digex's plan to expand the data centers and increase server installations.

         Deferred compensation expense of $3.7 million in 2000 resulted from stock options granted to certain employees at exercise prices below market value and accelerated vesting of restricted stock granted to certain executives. The Digex Web site segment accounted for $1 million of the increase due to options issued to Digex employees to purchase Digex stock.

         Business restructuring and integration expense decreased 51.9% to $2.6 million for the first quarter of 2000 compared to $5.4 million in the same period in 1999, which consists of costs related to businesses exited and integration and other restructuring costs. The decrease in the business restructuring and integration expense is due to completion of the majority of the restructuring projects at December 31, 1999. The costs incurred during the first quarter of 2000 relate primarily to network integration that could be started as a result of the completion of the billing system integration of the former LDS and National systems. Intermedia expects the restructuring program to continue until June 2000.

Interest Expense

         Interest expense increased 17.2% to $72.9 million for the first quarter of 2000 compared to $62.2 million for the same period in 1999. This increase primarily resulted from issuance of approximately $300 million principal amount of 9.5% Senior Notes and $364 million principal amount at maturity of 12.25% Senior Subordinated Discount Notes in February 1999. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $3.4 million for the three months ended March 31, 2000 compared to $2.5 million for the three months ended March 31, 1999. In May 2000, Intermedia completed the repurchase of $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

Gain on sale of Digex stock

         Gain on sale of Digex stock is approximately $864.3 million for the quarter ended March 31, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Gross proceeds amounted to $914 million.

Other Income

         Other income increased 109.1% to $13.8 million for the first quarter of 2000 compared to $6.6 million for the same period in 1999. This increase was primarily the result of interest earned on the comparatively higher level of average cash balances in the first quarter of 2000 as compared to the first quarter of 1999. Intermedia's high level of cash in the first quarter of 2000 was commensurate with the cash raised from the Digex secondary offering and the strategic investments made by Microsoft/Compaq in Digex and KKR in Intermedia (which are described below). The 9.5% Senior Notes and the 12.25% Senior Subordinated Discount Notes that were issued by Intermedia during the first quarter of 1999 earned approximately one month of interest income for the first quarter of 1999.

Net Income (Loss) before Minority Interest and Income Taxes

         Net income (loss) before minority interest and income taxes increased 716.3% to $724.8 million for the first quarter of 2000 compared to ($117.6) million for the same period in 1999.

Provision for Income Taxes

         Provision for income taxes is approximately $23.4 million for the first quarter of 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

Income (Loss) Before Minority Interest

         Net income (loss) before minority interest increased 696.4% to $701.4 for the first quarter of 2000 compared to $(117.6) million for the same period in 1999. Intermedia's income in the first quarter of 2000 compared to the net loss before minority interest in the prior year was principally the result of the sale of Digex common stock by Intermedia as described above. As a result of the Gain on Sale of Digex stock, Intermedia utilized $742 million of net operating loss carryforwards for federal tax purposes.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $8.3 million was recorded by Intermedia for the first quarter of 2000. The minority interest in net loss of subsidiary was based upon Intermedia's ownership of Digex during the first quarter of 2000 which changed due to the February 2000 sale of stock described above. Intermedia expects this amount to increase in 2000 as its ownership of the subsidiary is decreased.

Net Income (Loss)

         Net income (loss) increased 703.5% to $709.7 million for the first quarter of 2000 compared to $(117.6) million for the same period in 1999. The increase resulted primarily from the Gain of Sale of Digex Stock and related income tax provision that resulted from the utilization of net operating loss carryforwards when applied to earnings estimated for calendar year 2000.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 15.1% to $25.9 million for the first quarter of 2000 compared to $22.5 million for the same period in 1999 which is due to the increased number of shares outstanding for which dividends will accrue. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges increased $.1 million to $15.2 million for the first quarter of 2000 compared to $15.1 million for the same period in 1999. The increase in EBITDA in 2000 compared to the prior year was impacted by the increased EBITDA losses at the Digex web site segment of $10.8 million which is projected to continue due to Digex's growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Capital expenditures for Intermedia were approximately $134.6 million and $127.8 million for the three months ended March 31, 2000 and 1999, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to Intermedia's networks, and (iv) continued expansion of data centers related to the development of the Digex web hosting segment.

         The substantial capital investment required to build Intermedia's network has resulted in negative cash flow after consideration of investing activities over the last five years. Intermedia expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of Intermedia's networks. With respect to the Digex Web hosting segment, Intermedia anticipates significant cash requirements for several years for data center capacity, increasing the employee base to support expanding operations, and investing in its marketing and research and development efforts. Until sufficient cash flow after investing activities is generated, Intermedia will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

         On December 22, 1999, Intermedia entered into a Revolving Credit Agreement ("Credit Agreement") with three financial institutions for a five-year $100.0 million Revolving Credit Facility ("Credit Facility"), and obtained a commitment to increase the size of the Credit Facility to $400.0 million, with an incremental $400.0 million Credit Facility at the lender's discretion. At March 31, 2000, the Company did not have any outstanding debt under the Credit Facility.

         On January 12, 2000, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex through the purchase of 100,000 shares of the Digex preferred stock, designated as Series A Convertible Preferred Stock, and warrants to purchase 1,065,000 shares of Digex Class A Common Stock. Digex also entered into strategic development agreements and joint marketing agreements with both companies. The use of proceeds from this transaction has been committed to the development of application service provider support services. As a result of such issuance, holders of Intermedia's Series B Preferred Stock, under certain circumstances, may be entitled to elect an additional member to Intermedia's board of directors.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $172 million. Also, as part of that offering, Intermedia sold 10,650,000 shares of Digex Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Intermedia now owns approximately 62.0% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% of the voting interest in Digex. The net proceeds to

Intermedia were approximately $914 million of which approximately $500 million was used in the second quarter of 2000 to reduce Intermedia's outstanding debt and the remainder will be used to purchase telecommunications related assets.

         On February 17, 2000, an affiliate of Kohlberg Kravis Roberts & Co. ("KKR") made a $200.0 million equity investment in Intermedia in a private placement transaction. In exchange for this investment, Intermedia issued 200,000 shares of its Series G Junior Convertible Participating Preferred Stock (the Series G Preferred Stock), with an aggregate liquidation preference of $200.0 million, and warrants to purchase 2,000,000 shares of Intermedia's Common Stock. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly in arrears through either cash or the issuance of shares of common stock of Intermedia. Net proceeds to Intermedia were approximately $188.0 million, and will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

         In May 2000, Intermedia completed the repurchase of $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

         The Company believes its business plan to be funded through 2001. However, Intermedia's future capital needs depend on a number of factors, certain of which it controls (such as marketing expenses, staffing levels, customer growth and capital costs) and others which it cannot control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including the Credit Facility) and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. Depending on market conditions, Intermedia may decide to raise additional capital before such time. There can be no assurance, however, that Intermedia will be successful in raising sufficient debt or equity on terms that it will consider acceptable.

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

IMPACT OF YEAR 2000

     As of March 31, 2000, Intermedia has not experienced any Year 2000 related problems with its software and hardware systems, with its products, with its significant suppliers, customers and critical business partners, or with its operating environment. Accordingly, we believe that Year 2000 issues no longer pose a threat to our results of operations or financial condition.

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

IMPACT OF INFLATION

         Inflation has not had a significant impact on Intermedia's operations over the past 3 years.

         The information set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Intermedia's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in Intermedia's Annual Report on Form 10-K report for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

PART  II.  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

          Intermedia is not a party to any pending legal proceedings other than various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations.

ITEM  2.  CHANGES IN SECURITIES

         On February 17, 2000, Intermedia issued 200,000 shares of the Series G Preferred Stock in a private placement transaction. ICI Ventures, LLC, an affiliate of KKR, purchased the Series G Preferred Stock for an aggregate price of $200.0 million. Each share of Series G Preferred Stock has a liquidation preference of $1,000; and each share is convertible at any time, initially into
27.777 shares of Intermedia's Common Stock. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. At Intermedia's option, dividends are payable in cash, issuance of shares of Intermedia Common Stock, or by some combination thereof. The Series G Preferred Stock is redeemable, at Intermedia's option, at any time on or after February 17, 2005 at rates commencing with 103.5% declining to 100% of the liquidation preference on February 17, 2008. Net Proceeds to Intermedia were approximately $188.0 million. The proceeds from this sale will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

         In addition, Intermedia granted ICI Ventures, LLC warrants to purchase 1,000,000 shares of Intermedia Common Stock at $40.00 per share and warrants to purchase 1,000,000 shares of Intermedia Common Stock at $45.00 per share, exercisable, in each case, until February 17, 2004. Based upon representations by the purchasers, the issuances of the Series G Preferred Stock and warrants were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM  5.  OTHER INFORMATION

         None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

NUMBER         EXHIBIT
------         -------

3.1 Restated Certificate of Incorporation of Intermedia, together with all amendments, thereto. Exhibit 3.1 to Intermedia's Registration
         Statement on Form S-4, filed with the SEC on June 16, 1998 (No.
         333-46369) is incorporated herein by reference.


3.2      By-laws of Intermedia, together with all amendments thereto. Exhibit 3.2 to Intermedia's Registration
         Statement on Form S-1, filed with the Commission on November 8, 1993 (No. 33-69052) is incorporated herein by reference.
4.1      Certificate of Designation for the 7% Series G Junior Convertible Participating Preferred Stock.
         Exhibit 4.1 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.
4.2      Warrant  Agreement,  dated  February 17, 2000,  among  Intermedia  and ICI  Ventures  LLC.  Exhibit 4.2 to
         Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.
4.3      Warrant  Agreement,  dated  February 17, 2000,  among  Intermedia  and ICI  Ventures  LLC.  Exhibit 4.3 to
         Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.
4.4      Registration Rights Agreement, dated February 17, 2000, among Intermedia and ICI Ventures LLC. Exhibit 4.4 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.
10.1     Purchase Agreement, dated January 11, 2000, among Intermedia and ICI Ventures LLC, Exhibit 10.1 to
         Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.
27.1     Financial Data Schedule (For SEC Use Only)

         (b) Reports on Form 8-K

         The following reports on Form 8-K of the Company were filed during the first quarter of 2000:

         Intermedia filed a Current Report on Form 8-K, dated January 12, 2000, reporting under Item 5 the issuance of a press release related to certain strategic investments. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated February 3, 2000, reporting under Item 5 the issuance of a press release related to the fourth quarter results of its subsidiary, Digex, Inc. Intermedia also reported under
Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated February 18, 2000, reporting under Item 5 the issuance of a press release related to issuance of 7% Series Junior Convertible Participating Preferred Stock. Intermedia also reported under Item 7 the various agreements related to the transaction as exhibits to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated March 10, 2000, reporting under Item 5 the filing of the Form 10-K of its subsidiary, Digex, Inc. for the year ended December 31, 1999. Intermedia also reported under Item 7 the Form 10-K of Digex, Inc. for the year ended December 31, 1999 as an exhibit to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000


                                               INTERMEDIA COMMUNICATIONS INC.
                                                         (Registrant)


                                                      Jeanne M. Walters
                                                Vice President, Controller and
                                                    Chief Accounting Officer