Form 10-Q
period 2000-06-30
INTERMEDIA COMMUNICATIONS INC
filed 2000-08-14
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  TO

                         COMMISSION FILE NUMBER: 0-20135

                         INTERMEDIA COMMUNICATIONS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             59-2913586
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                               ONE INTERMEDIA WAY
                              TAMPA, FLORIDA 33647
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (813) 829-0011
                                ----------------
                                Telephone Number

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]     No [ ]

            As of July 31, 2000, there were 54,164,949 shares of the
                     Registrant's Common Stock outstanding.

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX

                                                                           PAGE
                                                                            NO.
                                                                           ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Statements of Operations---Three
           and Six months ended June 30, 2000 and 1999                        3
         Condensed Consolidated Balance Sheets--June 30, 2000
           and December 31, 1999                                              4
         Condensed Consolidated Statements of Cash Flows--Six months ended
           June 30, 2000 and 1999                                             5
         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                             12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          24

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   25

ITEM 2.  CHANGES IN SECURITIES                                               25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 25

ITEM 5.  OTHER INFORMATION                                                   26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    26

SIGNATURES                                                                   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  -------------------------------      -------------------------------
                                                  JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                  -------------     -------------      -------------     -------------
Revenues:
     Local access and voice                       $      80,720     $     101,575      $     189,264     $     203,832
     Data, internet and web hosting                     129,801            84,904            244,328           163,335
     Integration services                                36,902            31,410             75,525            55,444
                                                  -------------     -------------      -------------     -------------
                                                        247,423           217,889            509,117           422,611
Expenses:
     Network operations                                  92,586            93,996            182,755           187,904
     Facilities administration and maintenance           43,469            23,171             81,484            45,807
     Cost of goods sold                                  28,726            19,501             55,415            35,305
     Selling, general and administrative                153,537            71,022            245,184           128,315
     Depreciation and amortization                      117,195            74,130            206,505           145,741
     Deferred compensation                                1,047                80              4,711               101
     Business restructuring, integration and
        other charges                                     6,731             3,439              9,362             8,838
                                                  -------------     -------------      -------------     -------------
                                                        443,291           285,339            785,416           552,011
                                                  -------------     -------------      -------------     -------------
Loss from operations                                   (195,868)          (67,450)          (276,299)         (129,400)

Other income (expense):
     Interest expense                                   (64,347)          (69,224)          (137,280)         (131,402)
     Gain on sale of Digex stock                             --                --            864,321                --
     Other income                                        17,007            13,749             30,826            20,307
                                                  -------------     -------------      -------------     -------------
Income (loss) before minority interest, income
     taxes, and extraordinary item                     (243,208)         (122,925)           481,568          (240,495)
Provision for income taxes                               (2,193)               --            (25,616)               --
                                                  -------------     -------------      -------------     -------------
Income (loss) before minority interest and
     extraordinary item                                (245,401)         (122,925)           455,952          (240,495)
Minority interest in net loss of subsidiary              13,082                --             21,381                --
                                                  -------------     -------------      -------------     -------------
Income (loss) before extraordinary item                (232,319)         (122,925)           477,333          (240,495)
Extraordinary gain on early retirement of
     debt, net of tax                                    19,861                --             19,861                --
                                                  -------------     -------------      -------------     -------------
Net income (loss)                                      (212,458)         (122,925)           497,194          (240,495)
Preferred stock dividends and accretions                (31,747)          (22,965)           (57,694)          (45,448)
                                                  -------------     -------------      -------------     -------------
Net income (loss) attributable to common
     stockholders                                 $    (244,205)    $    (145,890)     $     439,500     $    (285,943)
                                                  =============     =============      =============     =============
Basic earnings per common share:
     Income (loss) per common share before
          extraordinary item                      $       (4.94)    $       (2.92)     $        7.92     $       (5.76)
     Extraordinary item                                    0.37                --               0.38                --
                                                  -------------     -------------      -------------     -------------
     Net income (loss) per common share           $       (4.57)    $       (2.92)     $        8.30     $       (5.76)
                                                  =============     =============      =============     =============
Diluted earnings per common share:
     Income (loss) per common share before
          extraordinary item                      $       (4.94)    $       (2.92)     $        5.63     $       (5.76)
     Extraordinary item                                    0.37                --               0.25                --
                                                  -------------     -------------      -------------     -------------
     Net income (loss) per common share           $       (4.57)    $       (2.92)     $        5.88     $       (5.76)
                                                  =============     =============      =============     =============
Weighted average number of shares
     outstanding:
          Basic                                      53,403,956        50,009,473         52,974,683        49,682,966
          Diluted                                    53,403,956        50,009,473         79,346,428        49,682,966

                             See accompanying notes

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       JUNE 30, 2000          DECEMBER 31, 1999
                                                                       -------------          -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                         $     546,799            $     240,827
     Restricted investments                                                   11,619                   10,252
     Accounts receivable, less allowance for
         doubtful accounts of $66,890 in 2000 and
         $29,056 in 1999                                                     283,841                  287,771
     Prepaid expenses and other current assets                                45,928                   38,289
                                                                       -------------            -------------
         Total current assets                                                888,187                  577,139
     Telecommunications equipment, net                                     1,901,121                1,713,220
     Investments - available for sale                                          2,000                       --
     Intangible assets, net                                                  912,252                  948,215
     Other assets                                                             44,693                   57,848
                                                                       -------------            -------------
         Total assets                                                  $   3,748,253            $   3,296,422
                                                                       =============            =============

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                  $      80,510            $     106,918
     Other accrued expenses                                                   97,645                  104,163
     Current portion of long-term debt and capital lease
         obligations                                                          19,771                   32,077
                                                                       -------------            -------------
         Total current liabilities                                           197,926                  243,158
Long-term debt and capital lease obligations                               2,442,019                2,935,210
Minority interest                                                            190,775                   53,964
Series B redeemable exchangeable preferred stock and
     accrued dividends, $1.00 par value; 600,000 shares
     authorized; 466,063 and 436,127 shares issued and
     outstanding in 2000 and 1999, respectively                              457,301                  426,889
Series D junior convertible preferred stock and
     accrued dividends, $1.00 par value; 69,000 shares
     authorized; 53,724 and 53,728 shares issued and
     outstanding in 2000 and 1999, respectively                              133,585                  133,268
Series E junior convertible preferred stock and
     accrued dividends, $1.00 par value; 87,500 shares
     authorized; 64,047 and 64,892 shares issued and
     outstanding in 2000 and 1999, respectively                              159,025                  160,778
Series F junior convertible preferred stock and
     accrued dividends, $1.00 par value; 92,000 shares
     authorized; 79,600 shares issued and
     outstanding in 2000 and 1999, respectively                              196,377                  195,860
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares
     authorized; 200,000 shares issued and
     outstanding in 2000                                                     165,397                       --
Stockholders' deficit:
     Preferred stock, $1.00 par value; 911,500 and 1,111,500
         authorized in 2000 and 1999, respectively, no
         shares issued                                                            --                       --
     Series C preferred stock, $1.00 par value; 40,000
         shares authorized, no shares issued                                      --                       --
     Preferred stock in Digex subsidiary, $.01 par value;
         5,000,000 shares authorized; 100,000 designated
         as Series A Convertible; 100,000 shares outstanding
         in 2000                                                                   1                       --
     Common stock, $.01 par value; 150,000,000 shares
         authorized in 2000 and 1999; 53,725,066 and 51,834,098
         shares issued and outstanding in 2000 and 1999,
         respectively                                                            537                      518
     Additional paid-in capital                                              985,269                  767,456
     Accumulated deficit                                                  (1,164,959)              (1,604,459)
     Deferred compensation                                                   (15,000)                 (16,220)
                                                                       -------------            -------------
Total stockholders' deficit                                                 (194,152)                (852,705)
                                                                       -------------            -------------
Total liabilities, redeemable preferred stock and
     stockholders' deficit                                             $   3,748,253            $   3,296,422
                                                                       =============            =============

                             See accompanying notes

                        INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                               SIX MONTHS ENDED
                                                          JUNE 30, 2000     JUNE 30, 1999
                                                          -------------     -------------

OPERATING ACTIVITIES
  Net income (loss)                                         $ 497,194         $(240,495)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Gain on sale of Digex stock                            (864,321)               --
      Depreciation and amortization                           209,561           148,090
      Extraordinary gain on early extinguishment
        of debt, net of tax                                   (19,861)               --
      Amortization of deferred compensation                     4,752               107
      Non cash restructuring charges                              (51)               --
      Accretion of interest on notes payable                   60,573            50,362
      Provision for doubtful accounts                          56,868            10,259
      (Gain) loss on sale of property and equipment             1,726                --
      Minority interest in net loss of subsidiary             (21,381)               --
      Changes in operating assets and liabilities:
        Accounts receivable                                   (52,938)          (59,423)
        Prepaid expenses and other current assets              (7,640)           (7,691)
        Other assets                                            1,129               207
        Accounts payable                                      (26,408)          (23,675)
        Other accrued expenses                                  7,650            (8,719)
                                                            ---------         ---------
          Net cash used in operating activities              (153,147)         (130,978)

INVESTING ACTIVITIES
  Purchases of restricted investments                          (3,366)             (623)
  Purchases of telecommunications equipment                  (308,847)         (271,836)
  Proceeds from sale of Digex stock, net of
    issuance costs                                            914,028                --
  Proceeds from sale of telecommunications equipment              152                --
                                                            ---------         ---------
          Net cash provided by (used in)
              investing activities                            601,967          (272,459)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt, net
    of issuance costs                                          24,781           487,287
  Proceeds from termination of capital leases                   1,515                --
  Proceeds from issuance of note payable                           --             4,360
  Proceeds from issuance of common stock of
    subsidiary, net of issuance costs                         171,641                --
  Proceeds from issuance of preferred stock,
    net of issuance costs                                     187,430                --
  Proceeds from issuance of preferred stock
    of subsidiary, net of issuance costs                       85,000                --
  Exercise of common stock warrants and options                13,435             5,209
  Payments on early extinguishment of debt                   (483,150)               --
  Principal payments on long-term debt and
    capital lease obligations                                (143,500)          (13,168)
                                                            ---------         ---------
          Net cash provided by (used in)
              financing activities                           (142,848)          483,688

Increase in cash and cash equivalents                         305,972            80,251

Cash and cash equivalents at beginning of period              240,827           387,615
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $ 546,799         $ 467,866
                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                               $  93,071         $  72,094
Income taxes paid                                              17,130                --
Assets acquired under capital lease obligations
  and note payable                                             52,264                --
Amendment to capital lease obligation                              --           (28,743)
Preferred stock issued as dividends on preferred stock         29,935            26,213
Common stock issued as dividends on preferred stock            17,344            17,479
Accretion of preferred stock                                    5,270             1,797


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

         The consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries, including Digex, Incorporated ("Digex"), a publicly-traded subsidiary of Intermedia. The consolidated financial statements include 100% of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "minority interest". All significant intercompany transactions and balances have been eliminated in consolidation.

         Operating results for the three and six month periods ended June 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, recently the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999 and March 15, 2000 to the fourth quarter of fiscal year 2000. Intermedia has evaluated the impact of this SAB on its financial reporting of results of operations and does not believe that adoption of SAB 101 will have a material impact on revenues.

         In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25" which requires variable accounting for certain stock option transactions. This interpretation is effective July 1, 2000 but certain guidelines cover specific events that occurred since either December 15, 1998 or January 12, 2000. On January 22, 1999, Intermedia repriced 386,792 options at $14 which would require variable accounting effective July 1, 2000. Intermedia is currently evaluating the impact of this Interpretation on its stock options held by Digex and Intermedia employees.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. Intermedia does not anticipate that the adoption of this Statement will have a significant impact on its results of operations or financial position.

NOTE 2.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

         As more fully described in Intermedia's 1999 Annual Report on Form 10-K, during the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the "Program") which was designed to streamline and refocus Intermedia's operations and facilitate the transformation of Intermedia's five separate operating companies into one integrated communications provider. The Program was completed during June 2000.

         As provided for in the Program, Intermedia expensed business restructuring and integration costs that were incurred since the inception of the Program. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but are required to be expensed as incurred.

         The following table sets forth the components of other business restructuring and integration costs that were expensed as incurred during the three and six months ended June 30, 2000 and 1999 (in millions):


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                               -----------------------        -----------------------
                                                2000              1999         2000              1999
                                               -----             -----        -----             -----
Integration costs
  Network integration (A)                        3.6               1.8          4.8               4.6
  Department and employee realignment (B)        1.9               0.2          2.7               0.7
  Functional re-engineering (C)                                    1.0                            2.4
  Other (D)                                      1.2               0.4          1.8               1.1
                                               -----             -----        -----             -----
      Total integration costs                    6.7               3.4          9.3               8.8
                                               -----             -----        -----             -----
                                               $ 6.7             $ 3.4        $ 9.3             $ 8.8
                                               =====             =====        =====             =====

(A) Consists primarily of redundant network expense and amortization of a canceled contract for switched services.

(B) Consists of branding, employee severance, and contract termination costs.

(C) Consists primarily of consultant costs.

(D) Consists primarily of lease termination fees over estimated accrual from 1998.

NOTE 3.  FINANCING AND GAIN ON SALE OF DIGEX STOCK

         On February 17, 2000, Intermedia sold 200,000 shares of its 7% Series G Junior Convertible Participating Preferred Stock and warrants to purchase 2,000,000 shares of common stock for net proceeds of approximately $188 million. The Series G preferred has a liquidation preference of $1,000 per share and is convertible to 5,555,556 shares of Intermedia's common stock. The dividend feature is cumulative and is payable quarterly in cash or common stock of Intermedia. The warrants are exercisable in two separate groups of 1,000,000 common shares at an exercise price of $40 and $45 per share respectively. The proceeds were allocated between the Intermedia Series G preferred and the Intermedia warrants based upon their relative fair values.

         On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Digex Series A Preferred Stock"), and warrants to purchase 1,065,000 shares of Digex's Class A Common Stock (the "Digex Warrants"), for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 of Class A Common Stock of Digex. The Digex Warrants can be exercised at any time over their three-year term at a price of $57 per Digex share (the fair value of Digex's Class A Common

Stock on the transaction commitment date). The proceeds were allocated between the Digex Series A Preferred Stock and the Digex Warrants based upon their relative fair values. The use of proceeds from this transaction shall primarily be used to develop a platform for the delivery of high-performance application hosting services.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $171 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on the sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Following such sales of Digex stock, Intermedia owns 62% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $914 million of which approximately $483 million was used in the second quarter of 2000 to reduce Intermedia's outstanding debt and the remainder is expected to be used to purchase telecommunications related assets. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864 million.

NOTE 4.  LONG-TERM DEBT AND EXTRAORDINARY GAIN ON EARLY RETIREMENT OF DEBT

         During April and May 2000, Intermedia used $483 million of the proceeds from the public sale of a portion of its investment in Digex to repurchase (the "repurchase") and subsequently retire various outstanding senior notes as follows:

         8.875% Senior Notes                $75,000
         8.5% Senior Notes                  150,000
         8.6% Senior Notes                  175,000
         9.5% Senior Notes                  100,000

         The repurchase resulted in an extraordinary gain, as shown in the accompanying consolidated statement of operations, of approximately $19.9 million, net of tax, in the second quarter.

NOTE 5.  INCOME TAXES

         Intermedia realized a taxable gain of approximately $881 million on the sale of its investment in Digex stock resulting in consolidated taxable income for the six months ended June 30, 2000 of $653.3 million. Intermedia utilized $653.3 million of net operating loss carryforwards during the six months ended June 30, 2000 to offset regular taxable income. As of June 30, 2000, approximately $464 million of net operating loss carryforwards are available to offset future taxable income through the year 2019. However, limitations apply to the use of the net operating loss carryforwards. Although Intermedia utilized net operating losses to offset regular federal taxable income, Intermedia has recorded approximately $2.2 million and $25.6 million of current tax expense for the three and six month periods ended June 30, 2000 related to the Alternative Minimum Tax ("AMT"). The payment of AMT creates a credit carryforward which may be used indefinitely to reduce regular federal income taxes in the future.

         At June 30, 2000, primarily as a result of the net operating loss carryforwards and AMT credit carryforwards, Intermedia was in a net deferred tax asset position. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties associated with the future realization of the deferred tax asset.

NOTE 6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share of Intermedia Common Stock (dollars in thousands, except share and per share amounts):


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                     -------------------------------       -------------------------------
                                                          2000              1999               2000               1999
                                                     ------------       ------------       ------------       ------------
Numerator:
  Income (loss) before extraordinary item            $   (232,319)      $   (122,925)      $    477,333       $   (240,495)
  Extraordinary item, net of tax                           19,861                 --             19,861                 --
                                                     ------------       ------------       ------------       ------------
  Net income (loss)                                      (212,458)          (122,925)           497,194           (240,495)
  Preferred stock dividends and accretions                (31,747)           (22,965)           (57,694)           (45,448)
                                                     ------------       ------------       ------------       ------------
  Numerator for basic income (loss) per share -
    income (loss) attributable to
    common stockholders                                  (244,205)          (145,890)           439,500           (285,943)
  Effect of dilutive securities                                --                 --             27,257                 --
                                                     ------------       ------------       ------------       ------------
  Numerator for diluted income (loss) per
    share - income (loss)  attributable to
    common stockholders after assumed
    conversions                                      $   (244,205)      $   (145,890)      $    466,756       $   (285,943)
Denominator:
  Denominator for basic loss per share -
    weighted-average shares                            53,403,956         50,009,473         52,974,683         49,682,966
  Effect of dilutive securities                                --                 --         26,371,745                 --
                                                     ------------       ------------       ------------       ------------
  Denominator for diluted income (loss)
    per share - adjusted
    weighted-average shares                            53,403,956         50,009,473         79,346,428         49,682,966
                                                     ============       ============       ============       ============

Basic income (loss) per share of common stock        $      (4.57)      $      (2.92)      $       8.30       $      (5.76)
                                                     ============       ============       ============       ============

Diluted income (loss) per share of common stock      $      (4.57)      $      (2.92)      $       5.88       $      (5.76)
                                                     ============       ============       ============       ============

         Unexercised options to purchase 3,365,569 and 3,787,319 shares of Common Stock as of June 30, 2000 and 1999, respectively, unexercised stock warrants convertible into 2,200,000 shares of Common Stock as of June 30, 2000, and outstanding convertible preferred stock, convertible into 22,486,375 and 17,076,495 shares of Common Stock as of June 30, 2000 and 1999, were not included in the computations of diluted loss per share in the three months ended June 30, 2000 and for the three and six months ended June 30, 1999 because assumed exercise/conversion would be anti-dilutive.

NOTE 7.  CONTINGENCIES

         Other than the BellSouth, Sprint, and AT&T litigation described below, Intermedia is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition, results of operations or cash flows.

         Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic in each state. While certain of Intermedia's interconnection agreements have expired and are in the process of being renegotiated, all but one of the expired contracts continue on a month-to-month basis at existing rates for reciprocal compensation. During 1997 and 1998, Intermedia recognized revenue from these ILECs of approximately $47.0 million for these services and $97.8 million for the year ended December 31, 1999. During the three and six month periods ended June 30, 2000, Intermedia recognized approximately $8.2 million and $40.5 million, respectively, in revenue for these services. As of June 30, 2000, $144.7 million in billed reciprocal compensation revenue receivable has not been collected.

UPDATE

         Intermedia accounts for reciprocal compensation with the ILECs as local network services, fully subject to reciprocal compensation, pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. This traffic and resulting revenue include fees for terminating local calls to Internet Service Providers ("ISPs"). A number of ILECs have refused to pay these reciprocal compensation amounts in whole or in part, however, citing a variety of legal theories. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes referred to below, are considered by management periodically in determining whether reserves against unpaid balances are warranted.

         Management believes the issue related to mutual compensation for Internet traffic to be an industry wide matter that will ultimately be resolved on a state-by-state basis. Intermedia operated under existing interconnection agreements through December 31, 1999. During the first quarter of 2000, Intermedia continued to operate under the terms of the interconnection agreements as directed therein. Accordingly, Intermedia recorded revenue utilizing the composite ISP reciprocal compensation rates set forth in its expired interconnection agreements. In the second quarter of 2000, as more fully explained below, the relevant state public utility commissions did not finally establish the rates for ISP reciprocal compensation applicable to Intermedia until June 13, 2000. Accordingly,revenues in the second quarter of 2000 were initially recorded at the existing rates but have been subsequently recorded at the reduced rates. In December 1999, BellSouth initiated arbitration proceedings,("BellSouth petition"), against Intermedia in its nine-state territory for the purpose of resolving several issues arising from its interconnection negotiations with Intermedia, including, but not limited to, the rates applicable to payment of reciprocal compensation for the transport and termination of traffic destined to Intermedia's ISP customers.

         On June 13, 2000, in response to the BellSouth petition, the North Carolina Utilities Commission released a "Recommended Arbitration Order" in which it required BellSouth to compensate Intermedia for the transport and termination of ISP calls (the "North Carolina Decision"). On July 5, 2000, the Georgia Public Service Commission ("Georgia Commission") adopted the Georgia Commission Staff's June 28 recommendation requiring BellSouth to compensate Intermedia for calls orginated by BellSouth and transported and terminated by Intermedia to its ISP customers (the "Georgia Decision"). Likewise, on June 29, 2000, the Staff of the Florida Public Service Commission ("Florida Commission") recommended that Intermedia and BellSouth continue to operate under the terms of their current interconnection agreement as it relates to ISP reciprocal compensation until the Federal Communications Commission ("FCC") issues its final ruling on whether ISP-bound traffic should be subject to reciprocal compensation (the "Florida recommendation").

         Both the North Carolina Decision and the Georgia Decision require BellSouth to compensate Intermedia for the transport and termination of ISP calls at rate levels that are lower than those existing in the expired interconnection agreements which Intermedia had been utilizing to recognize revenue. The Florida Commission has not yet made a determination whether to adopt the Florida Recommendation. In addition, the state public utility commissions in Louisiana, Alabama and Tennessee have not yet determined the ISP reciprocal compensation rates, if any, that would apply to Intermedia in those states on a going forward basis.

         Several federal legislative initiatives related to ISP reciprocal compensation have arisen during the second quarter of 2000. Intermedia believes that the clear Congressional discomfort with current reciprocal compensation arrangements for ISP-bound calls is now likely to cause the FCC to review this issue.

         Management believes that due to the recent trend among state public utility commissions towards lower ISP reciprocal compensation rates, that revenues for the three months ended June 30, 2000 should reflect the lower rates. As a result of these recent developments, Intermedia recorded a reserve of approximately $45.0 million against reciprocal receivables recorded through March 31, 2000 as a change in accounting estimate in the second quarter of 2000. The adjustment of $45.0 million decreased basic earnings (loss) per share for the three and six months ended June 30, 2000 by ($.84) and ($.85), respectively, and diluted earnings (loss) per share for the three and six months ended June 30, 2000 by ($.84) and ($.57), respectively.

         While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under the interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will be adopted when the interconnection agreements are renegotiated or arbitrated.

OTHER LITIGATION

         Intermedia has also filed a complaint against BellSouth in U.S. District Court for the Middle District of Florida. The suit, which was filed on July 11, 2000, argues that BellSouth has violated antitrust laws, the Federal Communications Act, and other federal and state laws and regulations in refusing to provide adequate transport facilities to Intermedia. Intermedia argues that BellSouth's failure to provide adequate transport has prevented Intermedia from expanding its network and customer base as Intermedia has planned, and that as a result, Intermedia is entitled to an amount of damages that will be established at trial.

         Intermedia has also joined number of other competitive carriers in filing a multi-party complaint against Sprint and AT&T in a federal district court in Virginia. The suit charges that Sprint and AT&T are unlawfully refusing to pay Intermedia (and other members of the multiparty group) lawfully tariffed charges for access services provided to Sprint and AT&T. Intermedia has filed claims against the two carriers that total over $1 million, plus other damages. While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under its tariffs will be realized, there can be no assurance that future regulatory, congressional, and judicial actions relating to these matters will be favorable.

NOTE 8.  SEGMENT INFORMATION

         Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations.

Intermedia also owns a 62% interest in Digex, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of Intermedia's assets are located within the United States.

         The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables, and investment related accounts.


                                                        CORE
                                                     INTEGRATED
                                                   COMMUNICATIONS                                             CONSOLIDATED
                                                      SERVICES               DIGEX           ELIMINATIONS      INTERMEDIA
                                                   --------------           ------           ------------     ------------
Three months ended June 30, 2000
   Revenue from external customers                    $  205.2              $ 42.2                 --          $  247.4
   Intersegment revenue                                    2.7                 -                 (2.7)               --
   Loss from operations                                 (158.0)              (37.9)                --            (195.9)
Three months ended June 30, 1999
   Revenue from external customers                       205.3                12.6                 --             217.9
   Intersegment revenue                                    2.7                 -                 (2.7)               --
   Loss from operations                                  (49.6)              (17.9)                --             (67.5)

Six months ended June 30, 2000
   Revenue from external customers                       438.9                70.2                 --             509.1
   Intersegment revenue                                    5.9                 -                 (5.9)               --
   Loss from operations                                 (209.7)              (66.6)                --            (276.3)
Six months ended June 30, 1999
   Revenue from external customers                       400.6                22.0                 --             422.6
   Intersegment revenue                                    4.1                                   (4.1)               --
   Loss from operations                                 (103.0)              (26.4)                --            (129.4)

Total assets at June 30, 2000                         $3,203.6              $544.8                (.1)         $3,748.3
Total assets at June 30, 1999                          3,122.7               168.5                 --           3,291.2

NOTE 9.  SUBSEQUENT EVENTS

         On July 11, 2000, Intermedia announced that it is exploring strategic alternatives with regard to its investment in Digex, including, without limitation, the possible sale of its ownership position in Digex.

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

OVERVIEW

         Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to approximately 90,000 business and government customers. As of June 30, 2000, Intermedia is the fourth largest nationwide frame relay provider in the United States (based upon frame relay revenues), a leading Tier One Internet service provider, the largest shared tenant telecommunications service provider in the United States, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site segment are discussed below.

         Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data and Internet services to its customers on an extensive inter-city network that connects its customers to locations nationwide. Through its network to network interfaces ("NNIs") and data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. Intermedia's nationwide interexchange network carries both its data and voice traffic.

         Intermedia's EBITDA before certain charges for the second quarter was $(70.9) and $10.1 million in 2000 and 1999, respectively. EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, deferred compensation, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

PLAN OF OPERATION

         Intermedia believes its revenue growth will be generated primarily from its Data, internet and web hosting and local access and voice services. Based on Intermedia's analysis of Federal Communications Commission market data and its knowledge of the industry, Intermedia estimates that the market for enhanced data, local exchange, and interexchange services exceeds $100.0 billion within its service territory.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30                JUNE 30
                                                    2000        1999        2000        1999
                                                    -----       -----       -----       -----

Revenues:
     Local access and voice                          32.6%       46.6%       37.2%       48.2%
     Data, internet, and web hosting                 52.5        39.0        48.0        38.6
     Integration services                            14.9        14.4        14.8        13.1
                                                    -----       -----       -----       -----
                                                    100.0       100.0       100.0       100.0
Expenses:
     Network operations                              37.4        43.1        35.9        44.5
     Facilities administration and maintenance       17.6        10.6        16.0        10.8
     Cost of goods sold                              11.6         9.0        10.9         8.4
     Selling, general and administrative             62.1        32.6        48.2        30.4
     Depreciation and amortization                   47.4        40.6        34.5        34.0
     Deferred compensation                             .4          --          .9          --
     Business restructuring, integration and
         other charges                                2.7         1.6         1.8         2.0
                                                    -----       -----       -----       -----
Loss from operations                                (79.2)      (31.0)      (54.3)      (30.6)
Other income (expense):
     Interest expense                               (26.0)      (31.8)      (27.0)      (31.0)
     Gain on sale of Digex stock                                   --      169.8
     Other income                                     6.8         6.3         6.1         4.7
                                                    -----       -----       -----       -----
Income (loss) before minority interest, income
  taxes and extraordinary gain                      (98.4)      (56.4)       94.6       (56.9)
Provision for income taxes                            (.9)         --        (5.0)         --
                                                    -----       -----       -----       -----
Income (loss) before minority interest and
  extraordinary gain                                (99.3)      (56.4)       89.6       (56.9)
Minority interest in net loss of subsidiary           5.3          --         4.2          --
                                                    -----       -----       -----       -----
Income (loss) before extraordinary gain             (94.0)      (56.4)       93.8       (56.9)
                                                    -----       -----       -----       -----
Extraordinary gain on early retirement of debt,
  net of tax                                          8.0          --         3.9          --
                                                    -----       -----       -----       -----
Net income (loss)                                   (86.0)      (56.4)       97.7       (56.9)
     Preferred stock dividends and accretions       (12.8)      (10.6)      (11.3)      (10.8)
                                                    -----       -----       -----       -----
Net income (loss) attributable to common
  stockholders                                      (98.8)%     (67.0)%      86.4%      (67.7)%
                                                    =====       =====       =====       =====



         The following table sets forth other statistical data derived from Intermedia's operating records:


                                           JUNE 30, 2000     JUNE 30, 1999
                                           -------------     -------------

Data, Internet and Web Hosting: (1)
         Web hosting servers                    3,647             1,525
         Data switches in operation               199               173
         NNI connections                        1,035               793

   Access and Voice: (1)
         Buildings (2)                          4,461             4,374
         Voice switches in operation               29                25
         Access line equivalents              605,770           407,675

   Employees (1)                                5,673             4,252


(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.

(2) Includes buildings connected to Intermedia's network via facilities leased by Intermedia in addition to those connected to Intermedia's network via facilities constructed by or otherwise owned by Intermedia.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999:

Revenue

         Total revenue increased 13.5% to $247.4 million for the second quarter of 2000 compared to $217.9 million for the same period in 1999. This increase was primarily due to the continued expansion of frame relay and ATM services as well as strong growth in Internet and Web site and application hosting services. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of Data, internet and Web hosting as the core component of its growth in revenue.

         Local access and voice revenue decreased 20.6% to $80.7 million for the second quarter of 2000 compared to $101.6 million for the same period in 1999. This decrease was principally due to the decrease in long distance revenue as well as changes in recording reciprocal compensation in the second quarter of 2000. The decrease in long distance revenue is a result of permanent per minute pricing declines industry-wide as well as attrition of the customer base. Intermedia is no longer focusing its marketing efforts on sales of stand alone long distance services. In addition, reciprocal revenue from certain ILECS decreased approximately $11.5 million from the same period last year due to the change in billing rates for 2000 in the second quarter. Intermedia will continue to experience decreased reciprocal compensation revenue in the future due to the change in billing rates. The decrease was partially offset by Intermedia's continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 198,095 from July 1, 1999 through the end of the second quarter of 2000 as a result of growth in Intermedia's voice services, particularly the sale of its flagship product, unifiedvoice.net, which combines local, long distance and internet in an integrated offering to business customers.

         Data, Internet, and Web hosting revenue increased 52.9% to $129.8 million for the second quarter of 2000 compared to $84.9 million for the same period in 1999. This increase was principally a result of the expansion of Intermedia's frame relay and ATM services as well as strong growth in Internet and web related services. The Digex Web site segment revenues increased by $29.6 million due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. Intermedia's data network expanded by 242 NNI connections and 26 data switches since June 30, 1999 that facilitated the revenue growth.

         Integration services revenue increased 17.5% to $36.9 million for the second quarter of 2000 compared to $31.4 million for the same period in 1999. This increase was principally due to an increased demand in current markets and an expansion of sales efforts into new markets in the second quarter of 2000 as compared to the second quarter of 1999.

Operating Expenses

         Total operating expenses increased 55.4% to $443.3 million for the second quarter of 2000 compared to $285.3 million for the same period in 1999. The Digex Web site segment total operating expenses increased $49.6 million during the period due to increased level of operations, an expanded customer base to support, and build up of the infrastructure and administrative requirements necessary for Digex to operate as a public company separate from Intermedia.

         Network expenses decreased 1.5% to $92.6 million for the second quarter of 2000 compared to $94.0 million for the same period in 1999. Intermedia has continued to focus its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time. In addition, Intermedia continues to increase capacity from new switches, frame relay nodes and fiber miles which reduces the amount of network costs that are required to be purchased from outside vendors.

         Facilities administration and maintenance expenses increased 87.5% to $43.5 million for the second quarter of 2000 compared to $23.2 million for the same period in 1999. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site segment accounted for $13.3 million of the increase related to the increased level of operations and the expansion of its new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold increased 47.2% to $28.7 million for the second quarter of 2000 compared to $19.5 million for the same period in 1999. This increase was principally due to the increase in demand for telecommunications equipment.

         Selling, general and administrative expenses increased 116.2% to $153.5 million for the second quarter of 2000 compared to $71.0 million for the same period in 1999. The Digex Web site segment accounted for approximately $16.6 million of this increase($18.6 million net of the $2 million decrease related to the General & Administrative Services Agreement with Intermedia that is eliminated in consolidation). The increases in such expenses at Digex are primarily a result of building the infrastructure to operate as a public company separate from Intermedia. Increases in 2000 costs for Digex include the costs associated with an increased employee base, advertising campaigns, back office support (including the costs related to the General & Administrative Services Agreement with Intermedia), an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. Intermedia's increase results from an increase in sales and marketing personnel's efforts to support Intermedia's core growth strategy, an increase in other overhead departments, as well as a $46.1 million adjustment to bad debt expense primarily to establish a reserve for reciprocal compensation revenue.

         Depreciation and amortization expenses increased 58.2% to $117.2 million for the second quarter of 2000 compared to $74.1 million for the same period in 1999. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 1999 relating to ongoing network expansion (including the indefeasable right of use of the Williams Communications nationwide network). The Digex Web site segment accounted for $12.3 million of the increase due to additional servers and facilities placed in service and a change in the useful lives of electronics, computer hardware, and computer software from five years to three years for assets purchased on or after April 1, 2000. Depreciation and amortization expense is expected to increase in future periods based on both Intermedia's plan to continue expanding its network and Digex's plan to expand the data centers and increase server installations.

         Deferred compensation expense of $1.0 million in 2000 resulted from stock options granted to certain Digex employees at exercise prices below market value.

         Business restructuring and integration expense increased 97.1% to $6.7 million for the second quarter of 2000 compared to $3.4 million in the same period in 1999, which consists of costs related to businesses exited and integration and other restructuring costs. The increase in the business restructuring and integration expense is due to the increased costs of the network integration costs compared to the same quarter in 1999. The costs incurred during the second quarter of 2000 relate primarily to network integration that could be started as a result of the completion of the billing system integration of the former LDS and National systems in the fourth quarter of 1999. The restructuring program was completed in June 2000.


Interest Expense

         Interest expense decreased 7.1% to $64.3 million for the second quarter of 2000 compared to $69.2 million for the same period in 1999. This decrease is due to the effect of the repurchase of $500 million in senior notes during the second quarter of 2000. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $4.5 million for the three months ended June 30, 2000 compared to $2.7 million for the three months ended June 30, 1999. In May 2000, Intermedia completed the repurchase of $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

Other Income

         Other income increased 24.1% to $17.0 million for the second quarter of 2000 compared to $13.7 million for the same period in 1999. This increase was primarily the result of interest earned on the comparatively higher level of average cash balances in the second quarter of 2000 as compared to the second quarter of 1999. Intermedia's high level of cash in the second quarter of 2000 was commensurate with the cash raised from the Digex secondary offering and the strategic investments made by Microsoft/Compaq in Digex and an affiliate of Kohlberg Kravis Roberts & Co. ("KKR") in Intermedia (which are described below) offset by the debt repurchase of $500 million.

Income (Loss) before Minority Interest, Income Taxes, and Extraordinary Gain

         Income (loss) before minority interest, income taxes, and extraordinary gain increased 97.9% to $(243.2) million for the second quarter of 2000 compared to $(122.9) million for the same period in 1999. The increase in the income (loss) before minority interest, income taxes, and extraordinary gain is due to the increase in depreciation and amortization and selling, general and administrative expenses described above in the section entitled "Operating Expenses".

Provision for Income Taxes

         Provision for income taxes is approximately $2.2 million for the second quarter of 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

Income (Loss) Before Minority Interest and Extraordinary Gain

         Income (loss) before minority interest and extraordinary gain increased 99.7% to $(245.4) million for the second quarter of 2000 compared to $(122.9) million for the same period in 1999. The increase in the income (loss) before minority interest and extraordinary gain is due to the increased depreciation and amortization and selling, general and administrative expenses described above. In addition, the gain on the sale of Digex stock in the first quarter of 2000, generated a provision for current income tax expense in 2000.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $13.1 million was recorded by Intermedia for the second quarter of 2000. The minority interest in net loss of subsidiary was based upon Intermedia's ownership of Digex during the second quarter of 2000 which changed due to the February 2000 sale of stock described above. Intermedia expects this amount could change in 2000 due to Intermedia's plan to review strategic alternatives related to its ownership of Digex.

Income (Loss) before Extraordinary Gain

         Income (loss) before extraordinary gain increased 89.0% to $(232.3) million in the second quarter of 2000 compared to $(122.9) million in the same period in 1999 due to the increased operating expenses and the minority interest in net loss of subsidiary described above.

Extraordinary Gain on Early Extinguishment of Debt, net of Tax

         Extraordinary gain on early extinguishment of debt, net of tax of $19.9 million in the second quarter in 2000 is due to a gain on the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999 of $20.9 million, net of a tax provision of $1.0 million.

Net Income (Loss)

         Net income (loss) increased 72.9% to $(212.5) million for the second quarter of 2000 compared to $(122.9) million for the same period in 1999. The increase resulted primarily from the increased operating expenses, income tax provision, and minority interest in 2000 net of the extraordinary gain on early extinguishment of debt, net of tax.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 37.8% to $31.7 million for the second quarter of 2000 compared to $23.0 million for the same period in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of the Series G preferred stock to KKR in the first quarter of 2000. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges decreased $81.0 million to $(70.9) million for the second quarter of 2000 compared to $10.1 million for the same period in 1999. The change is primarily attributable to the reduced reciprocal revenue of $11.5 million, the increased provision for accounts receivable related to reciprocal revenue receivable of $46.1 million, and the increased costs of the Digex Web site segment related to its growth strategy.

         EBITDA before certain charges consists of earnings (net loss) before interest expense, interest and other income, income taxes, depreciation, amortization, charges for in-process R&D, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

Revenue

         Total revenue increased 20.5% to $509.1 million for the six months ended June 30, 2000 compared to $422.6 million for the same period in 1999. This increase was primarily due to the continued expansion of the frame relay and ATM networks as well as strong growth in Internet and Web site and application hosting services. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of data, Internet and Web hosting as the core component of its growth in revenue.

         Local access and voice revenue decreased 7.1% to $189.3 million for the six months ended June 30, 2000 compared to $203.8 million for the same period in 1999. This decrease was principally due to the decrease in long distance revenue as well as changes in recording reciprocal compensation in the second quarter of 2000. The decrease in long distance revenue is a result of the permanent per minute pricing declines industry-wide as well as attrition of the customer base. Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis and believes that its integrated business strategy (including sales of products such as uv.net) should compensate for the current declines in the long distance revenue. In addition, reciprocal revenue from certain ILECS increased approximately $4 million from the same period last year due to increased PRI's in 2000 which offsets the reduced billing rates when compared to the same period in 1999. Intermedia will experience decreased reciprocal compensation revenue in the future due to the change in billing rates in the second quarter of 2000. The decrease was partially offset by Intermedia's continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 198,095 from July 1, 1999 through the end of the second quarter of 2000 as a result of growth in Intermedia's voice services, particularly the sale of its flagship product, unifiedvoice.net, which combines local, long distance and internet in an integrated offering to business customers.

         Data, Internet, and Web hosting revenue increased 49.6% to $244.3 million for the six months ended June 30, 2000 compared to $163.3 million for the same period in 1999. This increase was principally a result of the expansion of Intermedia's frame relay and ATM network as well as strong growth in Internet and web related services. The Digex Web site segment revenues increased by $48.2 million due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. Intermedia's data network expanded by 242 NNI connections and 26 data switches since June 30, 1999 that facilitated the revenue growth.

         Integration services revenue increased 36.3% to $75.5 million for the six months ended June 30, 2000 compared to $55.4 million for the same period in 1999. This increase was principally due to an increased demand in current markets and an expansion of sales efforts into new markets in the six months ended June 30, 2000 as compared to the same period in 1999.

OPERATING EXPENSES

         Total operating expenses increased 42.3% to $785.4 million for the six months ended June 30, 2000 compared to $552.0 million for the same period in 1999. Total operating expense decreased to 154.3% of revenue for the six months ended June 30, 2000 compared to 130.6% of revenue for the same period in 1999. The Digex Web site segment total operating expenses increased $88.3 million during the six months ended June 30, 2000 compared to the same period in 1999. The increase in the Operating Expenses of Digex is due to increased level of operations, an expanded customer base to support, and build up of the infrastructure and administrative requirements needed for Digex to operate as a public company separate from Intermedia.

         Network expenses decreased 2.7% to $182.8 million for the six months ended June 30, 2000 compared to $187.9 million for the same period in 1999. Intermedia has continued to focus its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time. In addition, Intermedia continues to increase capacity from new switches, frame relay nodes and fiber miles which reduces the amount of network costs that are required to be purchased from outside vendors.

         Facilities administration and maintenance expenses increased 78.0% to $81.5 million for the six months ended June 30, 2000 compared to $45.8 million for the same period in 1999. The increase is due to increased support costs related to Intermedia's owned and leased network capacity, increased maintenance expenses due to the network expansion, and increased payroll needed to support and service the growing network. The Digex Web site segment accounted for $20.8 million of the increase as they significantly increased expenses and growth starting in the second quarter of 1999.

         Cost of goods sold increased 56.9% to $55.4 million for the six months ended June 30, 2000 compared to $35.3 million for the same period in 1999. The increase is due to a change in the revenue mix as well as the gross margins decreases from 36% in 1999 to 27% in 2000. The decrease in the gross margin percentage is due to costs related to a Digex third party equipment sale transaction as well as additional lower margin sales for adds, moves and changes for Advanced Building Networks.

         Selling, general and administrative expenses increased 91.0% to $245.2 million for the six months ended June 30, 2000 compared to $128.4 million for the same period in 1999. The increase is due to a $46.1 million adjustment to bad debt expense to primarily establish a reserve for reciprocal compensation revenue, an increase in sales and marketing personnel's efforts to support Intermedia's growth strategy, and an increase in other overhead departments. The increase in the Digex Web site segment accounted for $36.3 million of the increase ($32.3 million net of the $4.0 million related to the General & Administrative Services agreement with Intermedia that eliminates in consolidation). The increase in such expenses of Digex includes the costs associated with an increased employee base, advertising campaigns, back office support, an increased provision for doubtful accounts receivable, and the addition of key executive management to support the growth of the business.

         Depreciation and amortization expenses increased 41.7% to $206.5 million for the six months ended June 30, 2000 compared to $145.7 million for the same period in 1999. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 1999 as a result of ongoing network expansion (including the irrevocable right of use acquired from the Williams Communications nationwide network). The depreciation and amortization expense increase at the Digex Web site segment was $20.6 million due to additional servers and other facilities and equipment placed in service since June 30, 1999 and a change in the useful lives of electronics, computer hardware, and computer software from five years to three years for assets purchased on or after April 1, 2000. Depreciation and amortization expense is expected to increase in future periods based on the Intermedia's and Digex's plans to continue expanding its network and facilities.


Interest Expense

         Interest expense increased 4.5% to $137.3 million for the six months ended June 30, 2000 compared to $131.4 million for the same period in 1999. This increase primarily resulted from interest expense on approximately $300.0 million principal amount at maturity of 9.5% Senior Notes and $364.0 million principal amount of 12.25% Senior Subordinated Discount Notes issued in February 1999 offset by the approximately one month decrease in interest related to the $500 million in senior notes repaid in the second quarter of 2000. Interest cost capitalized in connection with the Company's construction of telecommunications equipment amounted to approximately $7.8 million for the six months ended June 30, 2000 compared to $5.3 million for the same period in 1999.

Gain on sale of Digex stock

         Gain on sale of Digex stock is approximately $864.3 million for the six months ended June 30, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Gross proceeds amounted to $914 million.

Other Income

         Other income increased 51.7% to $30.8 million for the six months ended June 30, 2000 compared to $20.3 million for the same period in 1999. This increase was the result of interest earned on the comparatively higher level of average cash balances for the six months ended June 30, 2000 as compared to the same period in 1999.

Income (Loss) before Minority Interest, Income Taxes, and Extraordinary Gain

         Income (loss) before minority interest, income taxes, and extraordinary gain increased 300.3% to $481.6 million for the second quarter of 2000 compared to $(240.5) million for the same period in 1999. The increase in the income before minority interest, income taxes, and extraordinary gain is principally due to the gain on sale of Digex stock offset by the increased operating expenses described above.

Provision for Income Taxes

         Provision for income taxes is approximately $25.6 million for the six months ended June 30, 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.


Income (Loss) Before Minority Interest and Extraordinary Gain

         Income (loss) before minority interest and extraordinary gain increased 289.6% to $456.0 million for the second quarter of 2000 compared to $(240.5) million for the same period in 1999. The increase in the income before minority interest and extraordinary gain is due to the gain on the sale of Digex stock in 2000 which is offset by the increased operating expenses in 2000 described above and the income tax provision required as a result of the projected taxable income for 2000.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $21.4 million was recorded by Intermedia for the six months ended June 30, 2000. The minority interest in net loss of subsidiary was based upon Intermedia's ownership of Digex during the second quarter of 2000 which changed due to the February 2000 sale of stock described above. Intermedia expects this amount could change in 2000 due to Intermedia's plan to review strategic alternatives related to its ownership of Digex.

Income (Loss) before Extraordinary Gain

         Income (loss) before extraordinary gain increased 298.5% to $477.3 million for the six months ended June 30, 2000 compared to $(240.5) million in the same period in 1999 due to the gain on the sale of Digex stock in 2000 offset by the increased operating expenses and minority interest in 2000.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax

         Extraordinary gain on early extinguishment of debt of $19.9 million in the second quarter in 2000 is due to the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999, net of a tax provision of $1.0 million.

Net Income (Loss)

         Net income (loss) increased 306.7% to $497.2 million for the six months ended June 30, 2000 compared to $(240.5) million for the same period in 1999. The increase resulted primarily from the gain on the sale of Digex Stock, extraordinary gain on early extinguishment of debt of $19.9 million, and related income tax provision that resulted from the utilization of net operating loss carryforwards when applied to earnings estimated for calendar year 2000.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 26.8% to $57.7 million for the six months ended June 30, 2000 compared to $45.5 million for the same period in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of the Series G preferred stock to KKR in the first quarter of 2000. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges decreased $81.0 million to $(55.7) million for the six months ended June 30, 2000 compared to $25.3 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Capital expenditures for Intermedia were approximately $308.9 million and $271.8 million for the six months ended June 30, 2000 and 1999, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to Intermedia's networks, and (iv) continued expansion of data centers related to the development of the Digex Web hosting segment.

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

         On December 22, 1999, Intermedia entered into a Revolving Credit Agreement ("Credit Agreement") with three financial institutions for a five-year $100.0 million Revolving Credit Facility ("Credit Facility"), and obtained a commitment to increase the size of the Credit Facility to $400.0 million, with an incremental $400.0 million Credit Facility at the lender's discretion which expired during the second quarter of 2000. At June 30, 2000, Intermedia did not have any outstanding debt under the Credit Facility.

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

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $172 million. Also, as part of that offering, Intermedia sold 10,650,000 shares of Digex Class A Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Intermedia now owns approximately 62.0% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% of the voting interest in Digex. The net proceeds to Intermedia were approximately $914 million of which approximately $483 million was used in the second quarter of 2000 to reduce Intermedia's outstanding debt and the remainder is expected to be used to purchase telecommunications related assets.

         On February 17, 2000, an affiliate of KKR made a $200.0 million equity investment in Intermedia in a private placement transaction. In exchange for this investment, Intermedia issued 200,000 shares of its Series G Junior Convertible Participating Preferred Stock (the Series G Preferred Stock), with an aggregate liquidation preference of $200.0 million, and warrants to purchase 2,000,000 shares of Intermedia's Common Stock. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly in arrears through either cash or the issuance of shares of common stock of Intermedia. Net proceeds to Intermedia were approximately $188.0 million, and will be used for general corporate purposes, including the funding of working capital and operating losses, and the funding of a portion of the cost of acquiring or constructing telecommunications related assets.

         In May 2000, Intermedia completed the repurchase of $483.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

         Intermedia believes its business plan to be funded into early 2001 with existing cash resources and available credit facility. As described earlier, Intermedia announced that it is exploring strategic alternatives with regard to Digex, including the possible sale of its entire ownership interest in Digex. The proceeds from any sale would likely be significant and, as long as certain of Intermedia's debt remains outstanding, would be required to be used to purchase telecommunications related assets or repurchase senior debt. However, all or a portion of such proceeds could be in the form of securities of the purchaser which Intermedia would then need to convert to cash. There can be no assurance, however, that Intermedia will be successful in its exploration of strategic alternatives with regard to Digex on terms that it will consider acceptable.

         In addition, Intermedia's future capital needs depend on a number of factors, certain of which it controls (such as marketing expenses, staffing levels, customer growth and capital costs) and others which it cannot control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtnedness (including the Credit Facility) and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. Depending on market conditions, Intermedia may decide to raise additional capital before such time. There can be no assurance, however, that Intermedia will be successful in raising sufficient debt or equity on terms that it will consider acceptable.

         Intermedia has from time to time held, and continues to hold, preliminary discussions with (i) potential strategic investors (i.e. investors in the same or a related business) who have expressed an interest in making an investment in or acquiring Intermedia, (ii) potential joint venture partners looking toward formation of strategic alliances that would expand the reach of Intermedia's network or services without necessarily requiring an additional investment in or by Intermedia, (iii) companies that represent potential acquisition opportunities for Intermedia and (iv) companies that represent potential investors in Intermedia's Class B ownership of Digex. There can be no assurance that any agreement with any potential strategic investor, joint venture partner, acquisition target, or sale of Intermedia's Class B ownership of Digex will be reached.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

         While all of Intermedia's long term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long-term debt is sensitive to changes in interest rates. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes. Beginning in the third quarter of 2000, Digex expects to recognize revenue from international sales denominated in foreign currency. As a global concern, Digex could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect Digex's financial results. Currently, Digex does not hedge against any foreign currency risk due to restrictions in Intermedia's debt indentures and, as a result, could incur gains or losses.



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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Intermedia is not a party to any material legal proceedings other than the reciprocal compensation proceedings and the BellSouth lawsuit described in
Note 7 of the "Notes to Condensed Consolidated Financial Statements" and various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 25, 2000. At the meeting, the following actions were taken by the stockholders:

         The following members were elected to the Company's Board of Directors to hold office for a term of three years. The voting on the resolution was as follows:

         NOMINEE                        FOR              AGAINST
         -------                     ----------          -------

         David C. Ruberg             48,279,565           60,416
         Philip A. Campbell          48,292,439           47,542
         Ralph J. Sutcliffe          48,079,161          260,820

         The number of shares of common stock authorized for issuance under the company's Long-Term Incentive Plan was increased from 10,000,000 shares to 13,750,000 shares. The voting on the resolution was as follows:

            FOR               AGAINST           ABSTAINED        NOT VOTED
            ---               -------           ---------        ---------

         30,226,227          11,741,972          36,974          6,333,808

         The appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified. The voting on the resolution was as follows:


            FOR               AGAINST           ABSTAINED
            ---               -------           ---------

         48,301,110            29,473             9,398

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

 27.1    Financial Data Schedule (For SEC Use Only)

         (b)      Reports on Form 8-K


         The following reports on Form 8-K of Intermedia were filed during the second quarter of 2000:

         Intermedia filed a Current Report on Form 8-K, dated May 2, 2000, reporting under Item 5 the issuance of a press release related to the first quarter results of its subsidiary, Digex, Inc. Intermedia also reported under
Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K dated May 3, 2000, reporting under Item 5 the issuance of a press release related to its first quarter results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated May 12, 2000, reporting under Item 5 the filing of the Form 10-Q of its subsidiary, Digex, Inc. for the quarter ended March 31, 2000. Intermedia also reported under Item 7 the Form 10-Q of Digex, Inc. for the quarter ended March 31, 2000 as an exhibit to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000


                                  INTERMEDIA COMMUNICATIONS INC.
                                           (Registrant)



                                      /s/ Jeanne M. Walters
                                  ------------------------------
                                        Jeanne M. Walters
                                  Vice President, Controller and
                                     Chief Accounting Officer