Form 10-Q
period 2000-09-30
INTERMEDIA COMMUNICATIONS INC
filed 2000-11-14
CIK 885067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         COMMISSION FILE NUMBER: 0-20135
                                                 -------

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

                             Yes [X]         No [ ]

           As of November 1, 2000, there were 54,724,625 shares of the Registrant's Common Stock outstanding.

================================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


                                                                                            PAGE
                                                                                             NO.
                                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Statements of Operations---Three and Nine months
              ended September 30, 2000 and 1999                                               3
         Condensed Consolidated Balance Sheets--September 30, 2000
              and December 31, 1999                                                           4
         Condensed Consolidated Statements of Cash Flows--Nine months ended
              September 30, 2000 and 1999                                                     5
         Notes to Condensed Consolidated Financial Statements                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                          16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          28

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                   29

ITEM 2.  CHANGES IN SECURITIES                                                               29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 29

ITEM 5.  OTHER INFORMATION                                                                   29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    29

SIGNATURES                                                                                   31


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       --------------------------------      --------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                           2000               1999               2000                1999
                                                       -------------      -------------      -------------      -------------
Revenues:
         Local access and voice ..................      $     78,137       $    103,405       $    267,401       $    307,237
         Data, Internet and Web hosting ..........           139,746             93,517            384,075            256,852
         Integration services ....................            40,867             37,744            116,391             93,188
                                                        ------------       ------------       ------------       ------------
             Total Revenues ......................           258,750            234,666            767,867            657,277
Expenses:
         Network operations ......................           100,485             96,113            283,241            284,017
         Facilities administration and maintenance            49,020             26,871            130,504             72,678
         Cost of goods sold ......................            24,765             23,850             80,180             59,155
         Selling, general and administrative .....           102,760             74,973            347,944            203,292
         Depreciation and amortization ...........           121,619             80,951            328,124            226,692
         Deferred compensation ...................             2,640                607              7,351                704
         Business restructuring, integration and
          other charges ..........................                --              5,511              9,362             14,349
                                                        ------------       ------------       ------------       ------------
             Total operating expenses ............           401,289            308,876          1,186,706            860,887
                                                        ------------       ------------       ------------       ------------
Loss from operations .............................          (142,539)           (74,210)          (418,839)          (203,610)

Other income (expense):
         Interest expense ........................           (63,466)           (70,106)          (200,745)          (201,508)
         Gain on sale of Digex stock .............                --                 --            864,321                 --
         Other income ............................             6,290              8,941             37,115             29,248
                                                        ------------       ------------       ------------       ------------
Income (loss) before minority interest, income
   taxes, and extraordinary item .................          (199,715)          (135,375)           281,852           (375,870)
Benefit (provision) for income taxes .............             5,638                 --            (19,978)                --
                                                        ------------       ------------       ------------       ------------
Income (loss) before minority interest and
   extraordinary item ............................          (194,077)          (135,375)           261,874           (375,870)
Minority interest in net loss of subsidiary ......            15,658              2,608             37,039              2,608
                                                        ------------       ------------       ------------       ------------
Income (loss) before extraordinary item ..........          (178,419)          (132,767)           298,913           (373,262)
Extraordinary gain on early retirement of
   debt, net of tax ..............................              (192)                --             19,669                 --
                                                        ------------       ------------       ------------       ------------
Net income (loss) ................................          (178,611)          (132,767)           318,582           (373,262)
Preferred stock dividends and accretions .........           (31,189)           (23,338)           (88,882)           (68,786)
                                                        ------------       ------------       ------------       ------------
Net income (loss) attributable to common
   stockholders ..................................      $   (209,800)      $   (156,105)      $    229,700       $   (442,048)
                                                        ============       ============       ============       ============
Basic earnings per common share:
         Net income (loss) per common share
            before extraordinary item ............      $      (3.88)             (3.08)              3.94              (8.83)
         Extraordinary item ......................      $         --       $         --       $       0.37       $         --
                                                        ------------       ------------       ------------       ------------
         Net income (loss) per common share ......             (3.88)      $      (3.08)      $       4.31       $      (8.83)
                                                        ============       ============       ============       ============
Diluted earnings per common share:
         Income (loss) per common share before
            extraordinary item ...................      $      (3.88)      $      (3.08)      $       3.18       $      (8.83)
         Extraordinary item ......................                --                 --               0.25                 --
                                                        ------------       ------------       ------------       ------------
         Net income (loss) per common share ......      $      (3.88)      $      (3.08)      $       3.43       $      (8.83)
                                                        ============       ============       ============       ============
Weighted average number of shares outstanding:
         Basic ...................................        54,107,207         50,739,106         53,354,946         50,038,881
         Diluted .................................        54,107,207         50,739,106         79,457,966         50,038,881





                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                ------------------       -----------------
                                                                                    (UNAUDITED)              (AUDITED)
                                ASSETS
Current assets:
         Cash and cash equivalents .....................................            $   323,777             $   240,827
         Restricted investments ........................................                 15,361                  10,252
         Accounts receivable, less allowance for
            doubtful accounts of $66,530 in 2000 and $29,056 in 1999 ...                301,942                 287,771
         Prepaid expenses and other current assets .....................                 55,825                  38,289
                                                                                    -----------             -----------
            Total current assets .......................................                696,905                 577,139
         Telecommunications equipment, net .............................              2,056,683               1,713,220
         Investments - available for sale ..............................                  2,000                      --
         Intangible assets, net ........................................                894,356                 948,215
         Other assets ..................................................                 45,895                  57,848
                                                                                    -----------             -----------
            Total assets ...............................................            $ 3,695,839             $ 3,296,422
                                                                                    ===========             ===========
   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable ..............................................            $   109,483             $   106,918
         Other accrued expenses ........................................                 96,687                 104,163
         Current portion of long-term debt and capital lease obligations                 17,673                  32,077
         Income taxes payable ..........................................                  1,837                      --
                                                                                    -----------             -----------
            Total current liabilities ..................................                225,680                 243,158
Other long-term liabilities ............................................                  2,856                      --
Long-term debt and capital lease obligations ...........................              2,545,249               2,935,210
Minority interest ......................................................                175,118                  53,964
Series B redeemable exchangeable preferred stock and accrued dividends,
  $1.00 par value;  600,000 shares authorized; 481,793 and 436,127
  issued and outstanding in 2000 and 1999, respectively ................                473,278                 426,889
Series D junior convertible preferred stock and accrued dividends,
  $1.00 par value; 69,000 shares authorized; 53,724 and 53,729 issued
  and outstanding in 2000 and 1999, respectively .......................                133,750                 133,268
Series E junior convertible preferred stock and accrued dividends,
  $1.00 par value; 87,500 shares authorized; 64,047 and 64,892 shares
  issued and outstanding in 2000 and 1999, respectively ................                159,222                 160,778
Series F junior convertible preferred stock and accrued dividends,
  $1.00 par value; 92,000 shares authorized; 79,600 shares issued and
  outstanding in 2000 and 1999, respectively ...........................                196,637                 195,860
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized; 200,000
   shares issued and outstanding in 2000 ...............................                165,590                      --
Stockholders' deficit:
         Preferred stock, $1.00 par value; 911,500 and 1,111,500
           authorized in 2000 and 1999, respectively, no shares issued .                     --                      --
         Series C preferred stock, $1.00 par value; 40,000 shares
           authorized, no shares issued ................................                     --                      --
         Preferred stock in Digex subsidiary, $.01 par value;
           5,000,000 shares authorized; 100,000 designated as
           Series A Convertible; 100,000 shares outstanding in 2000 ....                      1                      --
         Common stock, $.01 par value; 150,000,000 shares authorized in 2000 and 1999; 54,586,458 and 51,834,098 shares issued
           and outstanding in 2000 and 1999, respectively ..............                    546                     518
         Additional paid-in capital ....................................              1,009,433                 767,456
         Accumulated deficit ...........................................             (1,374,759)             (1,604,459)
         Deferred compensation .........................................                (16,762)                (16,220)
                                                                                    -----------             -----------
Total stockholders' deficit ............................................               (381,541)               (852,705)
                                                                                    -----------             -----------
Total liabilities, redeemable preferred stock and
  stockholders' deficit ................................................            $ 3,695,839             $ 3,296,422
                                                                                    ===========             ===========




                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                    ----------------------------------------
                                                                                    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                                    ------------------    ------------------
OPERATING ACTIVITIES
         Net income (loss) .................................................            $ 318,581             $(373,262)
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
                  Gain on sale of Digex common stock .......................             (864,321)                   --
                  Depreciation and amortization ............................              332,525               231,109
                  Extraordinary gain on early extinguishment of debt .......              (19,669)                   --
                  Amortization and other changes in deferred compensation ..                7,412                   716
                  Non cash restructuring charges ...........................                 (648)               (2,197)
                  Accretion of interest on notes payable and capital leases                91,083                77,234
                  Provision for doubtful accounts ..........................               63,032                14,965
                  (Gain) loss on sale of property and equipment ............                2,447                  (431)
                  Minority interest in net loss of subsidiary ..............              (37,039)               (2,608)
                  Changes in operating assets and liabilities:
                           Accounts receivable .............................              (77,236)              (81,303)
                           Prepaid expenses and other current assets .......              (15,762)              (12,296)
                           Other assets ....................................                1,519                  (739)
                           Accounts payable ................................                2,566               (21,003)
                           Other accrued expenses ..........................                4,901                (4,983)
                                                                                        ---------             ---------
                                    Net cash used in operating activities ..             (190,609)             (174,798)
INVESTING ACTIVITIES
         Purchases of restricted investments ...............................               (7,110)               (1,629)
         Purchases of telecommunications equipment .........................             (472,836)             (397,985)
         Proceeds from sale of Digex common stock, net of issuance costs ...              914,023                    --
         Proceeds from sale of fixed assets ................................                  190                 1,046
                                                                                        ---------             ---------
               Net cash provided by (used in) investing activities .........              434,267              (398,568)

FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt, net of issuance costs ...                   --               487,096
         Proceeds from termination of capital leases .......................                1,515                    --
         Proceeds from issuance of note payable ............................                   --                 4,725
         Proceeds from issuance of revolving debt, net of issuance costs ...               24,701                    --
         Proceeds from issuance of common stock of subsidiary,
           net of issuance costs ...........................................              171,640               179,244
         Proceeds from issuance of preferred stock, net of issuance costs ..              187,424                    --
         Proceeds from issuance of preferred stock of subsidiary,
           net of issuance costs ...........................................               85,000                    --
         Exercise of common stock warrants and options .....................               19,556                 8,099
         Payments on early extinguishment of debt ..........................             (483,150)                   --
         Principal payments on long-term debt and capital lease obligations              (167,394)              (20,183)
                                                                                        ---------             ---------
                                    Net cash provided by (used in) financing
                                       activities ..........................             (160,708)              658,981

Increase  in cash and cash equivalents .....................................               82,950                85,615

Cash and cash equivalents at beginning of period ...........................              240,827               387,615
                                                                                        ---------             ---------

Cash and cash equivalents at end of period .................................            $ 323,777             $ 473,230
                                                                                        =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..............................................................            $ 126,991             $ 116,953
Income taxes paid ..........................................................               17,130                    --
Assets acquired under capital lease obligations and note payable ...........              146,782                10,842
Amendment to capital lease obligation ......................................                   --               (28,743)
Preferred stock issued as dividends on preferred stock .....................               45,665                39,987
Common stock issued as dividends on preferred stock ........................               31,735                26,186
Accretion of preferred stock ...............................................                8,594                 2,680
Common stock issued in purchase of business ................................                   --                 1,299




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

         Operating results for the three and nine month periods ended September 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 was effective for the first quarter of the fiscal year beginning after December 15, 1999, however, recently the SEC has extended the implementation date for companies whose fiscal year ends between December 16, 1999 and March 15, 2000 to the fourth quarter of fiscal year 2000. On October 12, 2000, the SEC released its Frequently Asked Questions and Answers ("Q&A") document to serve as additional guidance for revenue recognition in financial statements. Digex is currently analyzing the Q&A document and determining the impact of SAB 101 on its various revenue recognition policies, including those pertaining to non-refundable installation fees which Digex currently recognizes as revenue upon completion of service.

         Based upon the expected implementation of SAB 101, Digex does not anticipate a material effect on its consolidated financial statements. Digex has preliminarily determined that it will record a decrease of approximately $6 to $8 million in revenue and an increase in deferred revenue during the fourth quarter as a result of the implementation. Digex also expects a decrease in costs of approximately $6.0 to $8.0 million during the fourth quarter and an increase in deferred costs as a result of the implementation. Digex will recognize the deferred revenue and deferred costs over the remaining term of the applicable agreements in 2001 and 2002. With the adoption of SAB 101, there will be no economic impact to Digex's business operations or cash flows.

         In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25" which requires variable accounting for certain stock option transactions. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Intermedia repriced certain options on January 22, 1999, and reduced the price to $14 per share, the then-current market price of the stock. On July 1, 2000, 1,340,683 shares were outstanding and subject to the variable repricing. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, Intermedia accounted for these repriced stock options as fixed. In addition, on August 16, 2000, Intermedia repriced 160,000 options and reduced the price to $16.25 per share, the then-current market price of the stock. Because the market price of Intermedia's stock increased since January 22, 1999 and August 16, 2000, the effect of adopting the Interpretation was to decrease net income for the quarter ended September 30, 2000 by $.02 per share.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. Intermedia does not anticipate that the adoption of this Statement will have a significant impact on its results of operations or financial position.

NOTE 2.  MERGER AGREEMENT WITH WORLDCOM

         On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom, and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and any Series H Preferred Stock issued in connection with the WorldCom Note Purchase Agreement described in Note 10, will receive newly issued WorldCom Preferred Stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have substantially identical terms as the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         In the merger, Intermedia common stockholders will receive a minimum of
0.8904 and a maximum of 1.1872 shares of WorldCom common stock for each share of Intermedia common stock they own. The actual number of shares of WorldCom common stock will be determined by dividing $39.00 by the weighted average per share trading price for the WorldCom common stock over a period of 15 trading days randomly selected from the 30 consecutive trading days ending on the third trading day prior to the completion of the merger. In addition, if the weighted average per share trading price of WorldCom is less than $36.50, WorldCom will have the option of issuing 1.0685 shares of WorldCom common stock for each share of Intermedia common stock and paying the remainder of the consideration in cash. WorldCom common stock is quoted on The Nasdaq National Market under the symbol "WCOM". The merger is subject to the receipt of consents and approvals from various government entities, which may jeopardize or delay completion of the merger. The merger is also subject to approval by the holders of a majority of the voting power of the outstanding common stock and Series G Preferred Stock of Intermedia, voting together as a single group, and the holders of a majority of the voting power of the outstanding Series G Preferred Stock, voting as a separate class. Subject to the foregoing approvals, the merger is expected to be finalized during the first half of 2001.

NOTE 3.  BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

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

         The following table sets forth the components of other business restructuring and integration costs that were expensed as incurred during the three and nine months ended September 30, 2000 and 1999 (in millions):


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------------           --------------------
                                                      2000           1999            2000           1999
                                                      ----          -----           -----          -----
Integration costs
     Network integration (A)                          $ --          $ 2.9           $ 4.8          $ 7.5
     Department and employee realignment (B)            --            0.4             2.7            1.1
     Functional re-engineering (C)                      --            2.7              --            5.1
     Other (D)                                          --            0.8             1.8            1.9
                                                      ----          -----           -----          -----

         Total integration costs                        --            6.8             9.3           15.6
                                                      ----          -----           -----          -----
         Business restructuring charges (E)             --           (1.3)             --           (1.3)
                                                      ----          -----           -----          -----
                                                      $ --          $ 5.5           $ 9.3          $14.3
                                                      ====          =====           =====          =====

(A) Consists primarily of redundant network expense and amortization of a canceled contract for switched services.

(B) Consists of branding, employee severance, and contract termination costs.

(C) Consists primarily of consultant costs.

(D) Consists primarily of lease termination fees over estimated accrual from 1998.

(E) Consists of adjustments to business restructuring accruals from 1998.

NOTE 4.  FINANCING AND GAIN ON SALE OF DIGEX STOCK

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

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $172 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on the sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Following such sales of Digex stock, Intermedia owns approximately 62% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $914 million. Approximately $483 million was used in the second quarter of

2000 to reduce Intermedia's outstanding debt. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864 million.

         On February 17, 2000, Intermedia sold 200,000 shares of its 7% Series G Junior Convertible Participating Preferred Stock and warrants to purchase 2,000,000 shares of common stock for net proceeds of approximately $188 million. The Series G Preferred Stock has a liquidation preference of $1,000 per share and is convertible to 5,555,556 shares of Intermedia's common stock. The dividend feature is cumulative and is payable quarterly in cash or common stock of Intermedia. The warrants are exercisable in two separate groups of 1,000,000 common shares at an exercise price of $40 and $45 per share respectively. The proceeds were allocated between the Intermedia Series G Preferred Stock and the Intermedia warrants based upon their relative fair values.

NOTE 5.  LONG-TERM DEBT AND EXTRAORDINARY GAIN ON EARLY RETIREMENT OF DEBT

         During April and May 2000, Intermedia used $483 million of the proceeds from the public sale of a portion of its investment in Digex to repurchase (the "repurchase")and subsequently retire various outstanding senior notes as follows:

         8.875% Senior Notes                          $ 75,000
         8.5% Senior Notes                             150,000
         8.6% Senior Notes                             175,000
         9.5% Senior Notes                             100,000

         The repurchase resulted in an extraordinary gain, as shown in the accompanying consolidated statement of operations, of approximately $19.9 million, net of tax, in the second quarter. The change in the effective tax rate in the third quarter resulted in an adjustment to the extraordinary gain in the third quarter of $.2 million.

NOTE 6.  INCOME TAXES

         Intermedia realized a taxable gain of approximately $881 million on the sale of its investment in Digex stock resulting in consolidated taxable income for the nine months ended September 30, 2000 of $561.7 million. Intermedia utilized $561.7 million of net operating loss carryforwards during the nine months ended September 30, 2000 to offset regular taxable income. As of September 30, 2000, approximately $616 million of net operating loss carryforwards are available to offset future taxable income through the year 2019. However, limitations apply to the use of the net operating loss carryforwards. Although Intermedia utilized net operating losses to offset regular federal taxable income, Intermedia has recorded approximately $5.6 million and $(20.0) million of current tax benefit(expense) for the three and nine month periods ended September 30, 2000 related to the Alternative Minimum Tax ("AMT"). The payment of AMT creates a credit carryforward which may be used indefinitely to reduce regular federal income taxes in the future.

         At September 30, 2000, primarily as a result of the net operating loss carryforwards and AMT credit carryforwards, Intermedia was in a net deferred tax asset position. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties associated with the future realization of the deferred tax asset.

NOTE 7.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share of Intermedia Common Stock (dollars in thousands, except share and per share amounts):


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------       -------------------------------
                                                          2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
Numerator:
  Income (loss) before extraordinary item             $   (178,419)      $   (132,767)      $    298,913       $   (373,262)
  Extraordinary item, net of tax                              (192)                --             19,669                 --
                                                      ------------       ------------       ------------       ------------
  Net income (loss)                                       (178,611)          (132,767)           318,582           (373,262)
  Preferred stock dividends and accretions                 (31,189)           (23,338)           (88,882)           (68,786)
                                                      ------------       ------------       ------------       ------------
  Numerator for basic income (loss) per share -
      income (loss) attributable to
      common stockholders                                 (209,800)          (156,105)           229,700           (442,048)
  Effect of dilutive securities                                 --                 --             42,468                 --
                                                      ------------       ------------       ------------       ------------
  Numerator for diluted income (loss) per
      share - income (loss) attributable to
      common stockholders after assumed
      conversions                                     $   (209,800)      $   (156,105)      $    272,168       $   (442,048)
Denominator:
  Denominator for basic loss per share -
       weighted-average shares                          54,107,207         50,739,106         53,354,946         50,038,881
  Effect of dilutive securities                                 --                 --         26,103,020                 --
                                                      ------------       ------------       ------------       ------------
  Denominator for diluted income (loss) per
        share - adjusted weighted-average shares        54,107,207         50,739,106         79,457,966         50.038,881
                                                      ============       ============       ============       ============

Basic income (loss) per share of common stock         $      (3.88)      $      (3.08)      $       4.31       $      (8.83)
                                                      ============       ============       ============       ============
Diluted income (loss) per share of
        common stock                                  $      (3.88)      $      (3.08)      $       3.43       $      (8.83)
                                                      ============       ============       ============       ============

         Unexercised options to purchase 1,843,788 and 3,300,737 shares of Common Stock as of September 30, 2000 and 1999, respectively, unexercised stock warrants convertible into 2,200,000 shares of Common Stock as of September 30, 2000, and outstanding convertible preferred stock, convertible into 22,486,370 and 17,001,314 shares of Common Stock as of September 30, 2000 and 1999, were not included in the computations of diluted loss per share in the three months ended September 30, 2000 and for the three and nine months ended September 30, 1999 because assumed exercise/conversion would be anti-dilutive.

NOTE 8.  CONTINGENCIES

         Other than the BellSouth, Sprint, AT&T, and Digex shareholder lawsuits described below, Intermedia is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition, results of operations or cash flows.

         Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal amounts to be billed by competitive carriers for terminating local traffic in each state. While certain of Intermedia's interconnection agreements have expired and are in the process of being renegotiated, all but one of the expired contracts continue on a month-to-month basis at existing rates for reciprocal compensation. New interconnection agreements with BellSouth were executed and filed by joint consent in Florida and North Carolina on October 4, 2000 and October 16, 2000, respectively.

         From 1997 through 1999, Intermedia recognized revenue from these ILECs of approximately $144.8 million for these services. During the three and nine month periods ended September 30, 2000, Intermedia recognized approximately $8.8 million and $49.4 million, respectively, in revenue for these services. As of September 30, 2000, $177.4 million in billed reciprocal compensation revenue receivable has not been collected.

         As a result of recent trends among state public utility commissions towards lower ISP reciprocal compensation rates, Intermedia recorded a reserve of approximately $45.0 million against reciprocal receivables recorded through March 31, 2000 as a change in accounting estimate in the second quarter of 2000. The adjustment of $45.0 million decreased basic earnings (loss) per share for the nine months ended September 30, 2000 by ($.84) and diluted earnings (loss) per share for the nine months ended September 30, 2000 by ($.57). Reciprocal compensation revenues for the second and third quarters of 2000 were recorded at lower rates which reflect those trends discussed above and the rates agreed to in the new interconnection agreements with BellSouth for the states of Florida and North Carolina.

         Intermedia accounts for reciprocal compensation pursuant to the terms of its interconnection agreements with the ILECs as local network services. Accordingly, revenue is recognized in the period that the traffic is terminated. This traffic and resulting revenue include fees for terminating local calls to Internet Service Providers ("ISPs"). A dispute arose between Intermedia and BellSouth because of an amendment to the interconnection agreement between the two companies designed to implement a cost savings for Intermedia in interconnection architecture, known as MTA, in return for significantly lower reciprocal compensation rates. BellSouth has contended that the signing of the amendment triggered the lower rates, while Intermedia has contended that the lower rates would only be in force if Intermedia implemented MTA. Intermedia's position is that it did not elect the MTA option and as a result it filed complaints against BellSouth in Florida and North Carolina (and BellSouth has filed a complaint against Intermedia in Georgia) concerning the dispute over the correct rates for the transport and termination of local traffic. In Florida, the Florida Public Service Commission ruled on August 29, 2000 in favor of BellSouth's interpretation. On October 13, 2000, Intermedia filed an appeal of the Florida commission's decision with the United States District Court for the Northern District of Florida. On the same date, Intermedia also filed a motion for stay of the commission's decision with the Supreme Court of Florida. Amounts at risk in Florida are approximately $57 million against prior period revenue in the event BellSouth sustains this decision. In Georgia and North Carolina, the amounts at risk are approximately $8 million and $11 million, respectively. The hearing in North Carolina was held on October 10, 2000, with an expected state public utility commission ruling in the first quarter of 2001. In Georgia, the complaint hearing is scheduled for December 18, 2000, with an expected state public utility commission ruling by the end of the first quarter of 2001.

         On June 5, 2000, BellSouth filed a complaint against Intermedia before the Florida Public Service Commission alleging that Intermedia had improperly reported its percentage of interstate usage for the billing of terminating access services and requesting an award of damages. The complaint is expected to be docketed for hearing in the year 2001.

         While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under the new interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will be adopted when the interconnection agreements are renegotiated or arbitrated.

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

         In addition, Intermedia has joined a number of other competitive carriers in filing a multi-party complaint against Sprint and AT&T in a federal district court in Virginia. The suit charges that Sprint and AT&T are unlawfully refusing to pay Intermedia (and other members of the multiparty group) lawfully tariffed charges for access services provided to Sprint and AT&T. Intermedia has filed claims against the two carriers that total over $3.5 million, plus other damages. While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under its tariffs will be realized, there can be no assurance that future regulatory, congressional, and judicial actions relating to these matters will be favorable.

DIGEX SHAREHOLDER LAWSUIT

         The following 10 purported class actions were filed against Intermedia, Digex, the directors of Digex, and, in some cases, WorldCom, in the Court of Chancery of the State of Delaware in and for New Castle County:

         .        Mohamed Yassin v. Intermedia et al., on September 5, 2000;

         .        Gerard F. Hug v. Intermedia et al., on September 5, 2000;

         .        Taam Associates v. Intermedia et al., on September 6, 2000;

         .        David Reynoldson v. Intermedia et al., on September 12, 2000;

         .        John F. Prince v. Intermedia et al., on September 11, 2000;

         .        Thomas Turberg v. Intermedia et al., on September 14, 2000;

         .        Jason Reiner v. Digex et al., on September 8, 2000;

         .        Marilyn Kalabsa v. Digex et al., on September 13, 2000;

         . TCW Technology Limited Partnership v. Intermedia et al., on September 20, 2000, which is also a purported derivative suit, as described below; and

         . Kansas Public Employee Retirement System (KPER) v. Intermedia et al., on October 4, 2000, which is also a purported derivative suit as described below.

         These actions purported to be class actions brought on behalf of all persons, other than the defendants, who own the common stock of Digex, against Intermedia, Digex, the directors of Digex who are also directors or executive officers of Intermedia, and in the case of the first six actions listed, WorldCom and the independent directors of Digex.

         Each of the foregoing complaints made substantially similar allegations that the defendants, other than WorldCom, breached their fiduciary duties to the class members by acting to further their own interests at the expense of Digex public stockholders, engaged in self-dealing with and did not act in good faith towards the Digex public stockholders, and caused irreparable harm to such stockholders. In addition, in Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa v. Digex et al. and TCW Technology v. Intermedia et al., the plaintiffs alleged that the Digex board members who are also directors or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of section 203 of the Delaware General Corporation Law to WorldCom. The foregoing actions, except for Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa v. Digex et al. and TCW Technology v. Intermedia et al., also alleged that WorldCom aided and abetted Intermedia's and Digex's wrongdoing. The complaints sought injunctive relief and unspecified damages, including orders:

         . preliminarily and permanently enjoining the defendants and all persons acting in concert with them, from proceeding with, consummating or closing the contemplated transactions;

         . in the event the contemplated transaction is consummated, rescinding it and setting it aside or awarding rescissory damages to the class members;

         . directing the defendants to account to the class members for their damages sustained as a result of the wrongs complained of;

         . awarding the plaintiffs the costs of the actions, including reasonable allowances for attorneys' and experts' fees; and

         . in the case of Reiner v. Digex et al., KPER v. Intermedia et al., Kalabsa v. Digex et al., and TCW Technology v. Intermedia et al., enjoining the waiver by the Digex board of directors of section 203 of the Delaware General Corporation Law's application to WorldCom.

         Additionally the following five actions were filed against the directors of Digex, Intermedia, as the majority stockholder of Digex common stock, and Digex, as a nominal defendant, in the Court of Chancery of the State of Delaware in and for New Castle County:

         .        David J. Steinberg et al. v. Ruberg et al., on September 7,
                  2000;

         .        Crandon Capital Partners v. Ruberg et al., on September 12,
                  2000;

         . TCW Technology v. Intermedia et al., which was also a purported class action complaint as described above;

         .        Sinha v. Ruberg et al., on October 4, 2000; and

         . KPER v. Intermedia et al., which was also a purported class action complaint as described above.

         These actions purported to be stockholder derivative actions brought on behalf of Digex. Each of these complaints made substantially similar allegations that Intermedia breached its fiduciary duties to Digex by usurping an alleged Digex corporate opportunity for itself, and the Digex directors breached their fiduciary duty of loyalty to Digex by permitting Intermedia to usurp Digex's alleged corporate opportunity and approving the merger. The complaints sought injunctive relief and unspecified damages, including orders substantially similar to those sought in the purported class actions described above.

         The Court established a schedule to conduct expedited discovery and a hearing on the preliminary injunctions sought in the TCW Technology v. Intermedia et al. case was scheduled for November 29, 2000. Thereafter, on October 17, 2000, the Court ordered all thirteen purported derivative and class action lawsuits listed above to be consolidated into a single action to proceed according to the schedule set for TCW Technology v. Intermedia, et al. Accordingly, on October 19, 2000, all of the above listed plaintiffs filed a "Consolidated Class Action and Derivative Complaint." The claims in the consolidated action are essentially identical to the claims in the prior thirteen separate actions, except that the consolidated complaint also alleges that the individual defendants breached fiduciary duties as officers and directors of Digex by allegedly causing Digex to provide confidential information to Bear Stearns with knowledge that the provision of that information was either contrary to Digex's interests or would not result in any benefit to Digex. The consolidated action also differs from some of the prior separate actions insofar as Digex directors Richard A. Jalkut and Jack Reich, named as defendants in certain of the prior actions, were not named as defendants in the consolidated action. Following the filing of the consolidated complaint, plaintiffs also voluntarily dismissed defendant Digex director Mark
K. Shull. The defendants intend to defend vigorously these actions.

NOTE 9.  SEGMENT INFORMATION

         Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations. Intermedia owns approximately 62% of the outstanding Common Stock of Digex, which provides managed Web site and application hosting services segment to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of Intermedia's assets are located within the United States.

         The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables, and investment related accounts.


                                               CORE
                                            INTEGRATED
                                          COMMUNICATIONS                          CONSOLIDATED
                                             SERVICES       DIGEX   ELIMINATIONS   INTERMEDIA
                                          --------------  --------  ------------  ------------
Three months ended September 30, 2000
   Revenue from external customers         $    212.3     $   46.5         --       $  258.8
   Intersegment revenue                           1.9           --   $   (1.9)            --
   Loss from operations                        (101.7)       (40.8)        --         (142.5)
Three months ended September 30, 1999
   Revenue from external customers              218.6         16.1         --          234.7
   Intersegment revenue                           2.6           --       (2.6)            --
   Loss from operations                         (52.5)       (21.7)        --          (74.2)

Nine months ended September 30, 2000
   Revenue from external customers              651.2        116.7         --          767.9
   Intersegment revenue                           8.8           --       (8.8)            --
   Loss from operations                        (311.4)      (107.4)        --         (418.8)
Nine months ended September 30, 1999
   Revenue from external customers              619.2         38.1         --          657.3
   Intersegment revenue                           6.7           --       (6.7)            --
   Loss from operations                        (155.5)       (48.1)        --         (203.6)


Total assets at September 30, 2000         $  3,157.2     $  538.6         --       $3,695.8
Total assets at September 30, 1999            3,198.0        342.1     (164.1)       3,376.0

NOTE 10. SUBSEQUENT EVENTS

         On July 11, 2000, Intermedia announced that it is exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. whereby, upon the consummation of the merger, a subsidiary of WorldCom will be merged with and into Intermedia, the outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex and will have voting control of Digex. The merger is expected to be consummated in the first half of 2001.

         On October 31, 2000, Intermedia increased the commitments available under its Credit Facility to $350.0 million and renegotiated certain terms of its Credit Agreement. The Credit Facility is fully guaranteed by WorldCom, Inc. and expires June 30, 2001.

         On October 31, 2000, Intermedia also entered into a Note Purchase Agreement with WorldCom, Inc. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Interest on any notes issued under the Note Purchase Agreement will be payable monthly on the unpaid balance of the aggregate principal amount outstanding, and is based on the greater of 14.12% and the average weighed interest rate of Intermedia's other outstanding debt and senior preferred stock on each date of determination. Until April 2001, interest on any notes issued will be capitalized and added to the principal. At the option of WorldCom, financings under the Note Purchase Agreement may take the form of purchases of Preferred Stock.

         To comply with the terms of certain of Intermedia's indentures, in October and November 2000, Intermedia used $155.9 million of the proceeds of the public sale of shares of Digex in February 2000 to repurchase and subsequently retire certain outstanding senior notes.

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

OVERVIEW

         Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting services, local and long distance, and integration services to approximately 90,000 business and government customers. As of September 30, 2000, Intermedia is the fourth largest nationwide frame relay provider in the United States (based upon frame relay revenues), a leading Tier One Internet service provider, the largest shared tenant telecommunications service provider in the United States, one of the largest independent providers of competitive local services in the United States, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its publicly traded subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site and application hosting services segment are discussed below.

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

         Intermedia's EBITDA before certain charges for the third quarter was $(18.3) million and $12.9 million in 2000 and 1999, respectively. EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, deferred compensation, income taxes, depreciation, amortization, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net loss as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

PLAN OF OPERATION

         Intermedia believes its revenue growth will be generated primarily from its Data, Internet and Web site and application hosting services segment. Based on Intermedia's analysis of Federal Communications Commission market data and its knowledge of the industry, Intermedia estimates that the market for enhanced data, local exchange, and interexchange services exceeds $100.0 billion within its service territory.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                                 ------------------        ------------------
                                                  2000         1999         2000         1999
                                                 -----        -----        -----        -----
Revenues:
  Local access and voice                          30.2%        44.1%        34.8%        46.7%
  Data, Internet, and Web hosting                 54.0         39.8         50.0         39.1
  Integration services                            15.8         16.1         15.2         14.2
                                                 -----        -----        -----        -----
                                                 100.0        100.0        100.0        100.0
Expenses:
  Network operations                              38.9         40.9         36.9         43.2
  Facilities administration and maintenance       18.9         11.5         17.0         11.1
  Cost of goods sold                               9.6         10.2         10.4          9.0
  Selling, general and administrative             39.7         32.2         45.3         31.0
  Depreciation and amortization                   47.0         34.5         42.7         34.5
  Deferred compensation                            1.0           --          1.0           --
  Business restructuring,
    integration and other charges                   --          2.3          1.2          2.2
                                                 -----        -----        -----        -----
Loss from operations                             (55.1)       (31.6)       (54.5)       (31.0)
Other income (expense):
  Interest expense                               (24.5)       (29.9)       (26.1)       (30.7)
  Gain on sale of Digex stock                       --           --        112.5           --
    Other income                                   2.4          3.8          4.8          4.5
                                                 -----        -----        -----        -----
Income (loss) before minority
  interest, income taxes and
  extraordinary gain                             (77.2)       (57.7)        36.7        (57.2)
Benefit (provision) for income
  taxes                                            2.2           --         (2.6)          --
                                                 -----        -----        -----        -----
Income (loss) before minority
  interest and extraordinary gain                (75.0)       (57.7)        34.1        (57.2)
Minority interest in net loss of
  subsidiary                                       6.1          1.1          4.8           .4
                                                 -----        -----        -----        -----
Income (loss) before
  extraordinary gain                             (68.9)       (56.6)        38.9        (56.8)
                                                 -----        -----        -----        -----
Extraordinary gain on early
  retirement of debt, net of tax                   (.1)          --          2.6           --
                                                 -----        -----        -----        -----
Net income (loss)                                (69.0)       (56.6)        41.5        (56.8)
  Preferred stock dividends and
     accretions                                  (12.1)        (9.9)       (11.6)       (10.5)
                                                 -----        -----        -----        -----
Net income (loss) attributable to
  common stockholders                            (81.1)%      (66.5)%       29.9%       (67.3)%
                                                 =====        =====        =====        =====

         The following table sets forth other statistical data derived from Intermedia's operating records:


                                           SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                           ------------------       ------------------
Data, Internet and Web Hosting:(1)
         Web hosting servers                     3,914                       1,993
         Data switches in operation                207                         176
         NNI connections                         1,057                         827

Access and Voice: (1)
         ABN revenue ready buildings (2)           786                         641
         Voice switches in operation                29                          27
         Access line equivalents               637,192                     446,291

Employees (1)                                    5,788                       4,575

(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.

(2) Buildings with license agreements that either have an installed multi-tenant full service platform or are located in an Intermedia switch city and service area.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999:

Revenue

         Total revenue increased 10.3% to $258.8 million for the third quarter of 2000 compared to $234.7 million for the same period in 1999. This increase was primarily due to the continued expansion of frame relay and private line networks as well as strong growth in Internet and the Web site and application hosting services segment. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of Data, Internet and Web hosting as the core component of its growth in revenue.

         Local access and voice revenue decreased 24.5% to $78.1 million for the third quarter of 2000 compared to $103.4 million for the same period in 1999. This decrease was principally due to decreases in long distance revenue, as well as a change in booking rates for reciprocal compensation revenue in 2000. The decrease in long distance revenue is primarily a result of per minute pricing declines experienced industry-wide. In addition, Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis. In addition, reciprocal compensation revenue from certain ILECs decreased approximately $12.3 million from the same period last year due to the change in accounting estimate for reciprocal compensation and the reduced rates in 2000. Intermedia will continue to experience decreased reciprocal compensation revenue as a result of this change. The decrease was partially offset by Intermedia's continued rollout of local exchange services into additional markets. The number of access line equivalents increased by 190,901 from October 1, 1999 through the end of the third quarter of 2000 as a result of growth in Intermedia's voice services, particularly the sale of its flagship product, IntermediaOne, its newly expanded integrated voice, Internet access and data communications platform for business.

         Data, Internet, and Web site and application hosting service segment revenue increased 49.4% to $139.7 million for the third quarter of 2000 compared to $93.5 million for the same period in 1999. This increase was principally a result of the expansion of

Intermedia's frame relay and private line services, as well as strong growth in Internet and Web related services. Intermedia's data network expanded by 230 NNI connections and 31 data switches since October 1, 1999. The Digex Web site and application hosting services segment revenues increased by $30.4 million due to new customer growth as well as a significant increase in the number of servers per customer and revenue per server.

         Integration services revenue increased 8.5% to $40.9 million for the third quarter of 2000 compared to $37.7 million for the same period in 1999. This increase was principally due to an increased demand in current markets and an expansion of sales efforts into new markets in the third quarter of 2000 as compared to the third quarter of 1999.

Operating Expenses

         Total operating expenses increased 29.9% to $401.3 million for the third quarter of 2000 compared to $308.9 million for the same period in 1999. The Digex Web site and application hosting services segment total operating expenses increased $49.5 million during the period due to increased level of operations, expenses related to execution of its growth strategy, and the continued build up of the infrastructure and administrative requirements necessary for Digex to operate as a public company separate from Intermedia.

         Network expenses increased 4.6% to $100.5 million for the third quarter of 2000 compared to $96.1 million for the same period in 1999. Intermedia continues to increase capacity from new switches, frame relay nodes and fiber miles which reduces the amount of network costs that are required to be purchased from outside vendors.

         Facilities administration and maintenance expenses increased 82.2% to $49.0 million for the third quarter of 2000 compared to $26.9 million for the same period in 1999. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, increased maintenance expenses due to network expansion, and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site and application hosting services segment accounted for $15.0 million or 67.8% of the increase. These costs related to the increased level of operations and the expansion of the new data centers, including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold increased 3.8% to $24.8 million for the third quarter of 2000 compared to $23.9 million for the same period in 1999. This increase was principally due to the increase in demand for telecommunications equipment and a change in the revenue mix.

         Selling, general and administrative expenses increased 37.1% to $102.8 million for the third quarter of 2000 compared to $75.0 million for the same period in 1999. Intermedia's increase results from an increase in overhead related expenses and sales and marketing personnel's expenditures to support Intermedia's growth strategy. The Digex Web site and application services segment accounted for approximately $18.8 million of this increase ($1.5 million related to the general & administrative services agreement with Intermedia that is eliminated in consolidation). The increases in expenses at Digex are primarily a result of the Digex growth strategy and building the infrastructure to operate as a public company separate from Intermedia. Increases in costs for Digex include the costs associated with an increased employee base, advertising campaigns, back office support (including the costs related to the general & administrative services agreement, as amended, with Intermedia), an increased provision for doubtful accounts receivable, and the addition of key executive management to support the growth of the business. Digex expects that its growth strategy will continue to require significant sales and marketing activities including an expansion of the sales force and further development of brand name recognition.

         Depreciation and amortization expenses increased 50.1% to $121.6 million for the third quarter of 2000 compared to $81.0 million for the same period in 1999. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since October 1, 1999 as a result of ongoing network expansion (including the indefeasable right of use acquired from Williams Communications nationwide network). The Digex Web site and application hosting services segment accounted for $13.8 million of the increase due to additional servers and facilities placed in service since October 1, 1999. Depreciation and amortization expense is expected to increase in future periods based primarily on Digex's plan to expand the data centers and increase server installations.

         Deferred compensation expense increased 333.3% to $2.6 million for the third quarter of 2000 compared to $.6 million for the same period in 1999. As discussed more fully in the footnotes to the financial statements, Intermedia adopted FASB Interpretation No. 44 during the third quarter of 2000. In accordance with this interpretation, Intermedia recorded approximately $1.2 million in expense during the third quarter of 2000 to reflect the change in value of certain stock options that were repriced in 1999 and 2000 which are now accounted for as variable. Additionally, the increase over the prior period resulted from stock options granted to certain Digex employees at exercise prices below market value since July 29, 1999.

         Business restructuring and integration expense decreased to zero for the third quarter of 2000 compared to $5.5 million in the same period in 1999, which consists of costs related to businesses exited and integration and other restructuring costs. The decrease in the business restructuring and integration expense is due to the completion of the restructuring program in June 2000.

Interest Expense

         Interest expense decreased 9.4% to $63.5 million for the third quarter of 2000 compared to $70.1 million for the same period in 1999. This decrease is due to the effect of the repurchase of $500 million in principle amount of senior notes during the second quarter of 2000. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $3.3 million for the three months ended September 30, 2000 compared to $2.3 million for the three months ended September 30, 1999.

Other Income

         Other income decreased 29.2% to $6.3 million for the third quarter of 2000 compared to $8.9 million for the same period in 1999. This decrease was primarily the result of expenses associated with due diligence activities related to the merger and possible sale of Digex incurred at the Digex Web site and application hosting services segment level of $2.7 million in the third quarter of 2000.

Income (Loss) before Minority Interest, Income Taxes, and Extraordinary Gain

         Income (loss) before minority interest, income taxes, and extraordinary gain increased 47.5% to $(199.7) million for the third quarter of 2000 compared to $(135.4) million for the same period in 1999. The increase in the income
(loss) before minority interest, income taxes, and extraordinary gain is due to the increase in depreciation and amortization and selling, general and administrative expenses described above in the section entitled "Operating Expenses".

Benefit (Provision) for Income Taxes

         Benefit (Provision) for income taxes is approximately $5.6 million for the third quarter of 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a benefit for current income tax expense was recognized for AMT purposes in the third quarter of 2000 as the estimated annual income tax provision was adjusted.

Income (Loss) Before Minority Interest and Extraordinary Gain

         Income (loss) before minority interest and extraordinary gain increased 43.4% to $(194.1) million for the third quarter of 2000 compared to $(135.4) million for the same period in 1999. The increase in the income(loss) before minority interest and extraordinary gain is due to the increased depreciation and amortization and selling, general and administrative expenses described above. In addition, the increased operating losses reduced estimated annual income tax provision, which created a benefit in the third quarter of 2000.

Minority Interest in Net Loss of Subsidiary

         Minority interest in net loss of subsidiary increased 503.8% to $15.7 million compared to $2.6 million for the same period in 1999. The minority interest in net loss of subsidiary was based upon Intermedia's ownership of Digex during the third quarter of 2000 which changed due to the February 2000 sale of stock described above.

Income (Loss) before Extraordinary Gain

         Income (loss) before extraordinary gain increased 34.3% to $(178.4) million in the third quarter of 2000 compared to $(132.8) million in the same period in 1999 due to the increased operating expenses and the increased minority interest in net loss of subsidiary in 2000 described above.

Net Income (Loss)

         Net income (loss) increased 34.5% to $(178.6) million for the third quarter of 2000 compared to $(132.8) million for the same period in 1999. The increase resulted primarily from the increased operating expenses, income tax benefit, and a larger minority interest in net loss of subsidiary in 2000 compared to 1999.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 33.9% to $31.2 million for the third quarter of 2000 compared to $23.3 million for the same period in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of the Series G to KKR in the first quarter of 2000. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges decreased $31.2 million to $(18.3) million for the third quarter of 2000 compared to $12.9 million for the same period in 1999. The change is primarily attributable to reduced reciprocal compensation revenue of $12.3 million and due to a change in recording this revenue in 2000 the increased costs of the Digex Web site and application hosting services segment related to its growth strategy.

         EBITDA before certain charges consists of earnings (net loss) before interest expense, interest and other income, income taxes, depreciation, amortization, and business integration, restructuring and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999:

Revenue

         Total revenue increased 16.8% to $767.9 million for the nine months ended September 30, 2000 compared to $657.3 million for the same period in 1999. This increase was primarily due to the continued expansion of the frame relay and private line networks as well as strong growth in Internet and Web site and application hosting services segment. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of Data, Internet and Web hosting as the core component of its growth in revenue.

         Local access and voice revenue decreased 13.0% to $267.4 million for the nine months ended September 30, 2000 compared to $307.2 million for the same period in 1999. This decrease was principally due to the decrease in long distance revenue as well as a change in booking rates for reciprocal compensation in 2000. The decrease in long distance revenue is primarily a result of per minute pricing declines experienced industry-wide. In addition, Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis. Reciprocal compensation revenue from certain ILECs decreased approximately $8.8 million from the same period last year due to the change in accounting estimate for reciprocal compensation and the reduced rates in 2000. Intermedia will experience decreased reciprocal compensation revenue in the future due to the change in billing rates in the second quarter of 2000. The decrease was partially offset by Intermedia's continued rollout of local exchange services into additional markets. The number of access line equivalents has increased by 190,901 from October 1, 1999 through the end of the third quarter of 2000 as a result of growth in Intermedia's voice services, particularly the sale of its flagship product, IntermediaOne, its newly expanded integrated voice, Internet access and data communications platform for business.

         Data, Internet, and Web site and application service agreement revenue increased 49.5% to $384.1 million for the nine months ended September 30, 2000 compared to $256.9 million for the same period in 1999. This increase was principally a result of the expansion of Intermedia's frame relay and private line network as well as strong growth in Internet and Web related services. Intermedia's data network expanded by 230 NNI connections and 31 data switches since October 1, 1999. The Digex Web site and application hosting services segment revenues increased by $78.6 million due to new customer growth, a significant increase in the number of servers per customer, and a rise in monthly revenue per server.

         Integration services revenue increased 24.9% to $116.4 million for the nine months ended September 30, 2000 compared to $93.2 million for the same period in 1999. This increase was principally due to increased demand in current markets and an expansion of sales efforts into new markets in the nine months ended September 30, 2000 as compared to the same period in 1999.

Operating Expenses

         Total operating expenses increased 37.8% to $1.2 billion for the nine months ended September 30, 2000 compared to $860.9 million for the same period in 1999. The Digex Web site and application hosting services segment total operating expenses increased $137.8 million during the nine months ended September 30, 2000 compared to the same period in 1999. The increase in the operating expenses of Digex is due to increased level of operations, expenses related to execution of its growth strategy, and continued build up of the infrastructure and administrative requirements necessary for Digex to operate as a public company separate from Intermedia.

         Network expenses decreased .3% to $283.2 million for the nine months ended September 30, 2000 compared to $284.0 million for the same period in 1999. Intermedia continues to increase capacity from new switches, frame relay nodes and fiber miles which reduces the amount of network costs that are required to be purchased from outside vendors.

         Facilities administration and maintenance expenses increased 79.5% to $130.5 million for the nine months ended September 30, 2000 compared to $72.7 million for the same period in 1999. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, increased maintenance expenses due to the network expansion, and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site and application hosting services segment accounted for $35.7 million of the increase as a result of the increased level of operations and the expansion of the new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold increased 35.5% to $80.2 million for the nine months ended September 30, 2000 compared to $59.2 million for the same period in 1999. The increase is due to an increase in demand for telecommunications equipment and a change in the revenue mix.

         Selling, general and administrative expenses increased 71.1% to $347.9 million for the nine months ended September 30, 2000 compared to $203.3 million for the same period in 1999. The increase is due to a $46.1 million adjustment to bad debt expense primarily to establish a reserve for reciprocal compensation revenue, an increase in sales and marketing personnel's efforts to support Intermedia's growth strategy, and an increase in other overhead departments. The Digex Web site and application hosting services segment accounted for $57.6 million of the increase ($2.5 million related to the general & administrative services agreement with Intermedia that eliminates in consolidation). The increase in expenses at Digex are primarily a result of Digex growth strategy and building infrastructure to operate as a public company separate from Intermedia. The increases in costs for Digex include expenses associated with an increased employee base, advertising campaigns, back office support (including the costs related to the general & administrative services agreement, as amended, with Intermedia) an increased provision for doubtful accounts receivable, and the addition of key executive management to support the growth of the business. Digex expects that its growth strategy will continue to require significant sales and marketing activities, including an expansion of its sales force and further development of brand name recognition.

         Depreciation and amortization expenses increased 44.7% to $328.1 million for the nine months ended September 30, 2000 compared to $226.7 million for the same period in 1999. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since October 1,1999 as a result of ongoing network expansion (including the irrevocable right of use acquired from the Williams Communications nationwide network). The Digex Web site and application hosting services segment accounted for $34.3 million of the increase due to additional servers and other facilities and equipment placed in service since October 1, 1999. Depreciation and amortization expense is expected to increase in future periods based on Digex's plans to continue expanding its data centers and to future increased server installations.

         Deferred compensation expense increased 957.1% to $7.4 million for the nine months ended September 30, 2000 compared to $.7 million for the same period in 1999. As discussed more fully in the footnotes to the financial statements, Intermedia adopted FASB Interpretation No. 44 during the third quarter of 2000. In accordance with this interpretation, Intermedia recorded approximately $1.2 million in expense during the third quarter of 2000 to reflect the change in value of certain stock options that were repriced in 1999 and 2000 which are now accounted for as variable. Additionally, the increase over the prior period resulted from stock options granted to certain Digex employees at exercise prices below market value since July 29, 1999.

         Business restructuring and integration expense decreased 34.3% to $9.4 million for the nine months ended September 30, 2000 compared to $14.3 million in the same period in 1999, which consists of costs related to businesses exited and integration and other restructuring costs. The decrease in the business restructuring and integration expense is due to the completion of the restructuring program in June 2000.

Interest Expense

         Interest expense decreased .4% to $200.7 million for the nine months ended September 30, 2000 compared to $201.5 million for the same period in 1999. This decrease is due to the repurchase of $500 million principal amount of senior notes in the second quarter of 2000. Interest expense at the Digex Web site and application hosting services segment increased $.8 million for the nine months ended September 30, 2000 due to the new capital lease for the Digex corporate headquarters in the third quarter of 2000. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $11.2 million for the nine months ended September 30, 2000 compared to $7.6 million for the same period in 1999.

Gain on sale of Digex stock

         Gain on sale of Digex stock is approximately $864.3 million for the nine months ended September 30, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Gross proceeds amounted to $914 million.

Other Income

         Other income increased 27.1% to $37.1 million for the nine months ended September 30, 2000 compared to $29.2 million for the same period in 1999. This increase was the result of interest earned on the comparatively higher level of average cash balances for the nine months ended September 30, 2000 as compared to the same period in 1999. This was offset by $2.7 million in expenses associated with due diligence activities related to the merger and possible sale of Digex in the third quarter of 2000.

Income (Loss) before Minority Interest, Income Taxes, and Extraordinary Gain

         Income (loss) before minority interest, income taxes, and extraordinary gain increased 175.0% to $281.9 million for the third quarter of 2000 compared to $(375.9) million for the same period in 1999. The increase in the income
(loss) before minority interest, income taxes, and extraordinary gain is principally due to the gain on sale of Digex stock offset by the increased operating expenses described above.

Benefit (Provision) for Income Taxes

         Benefit (Provision) for income taxes is approximately ($20.0) million for the nine months ended September 30, 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

Income (Loss) Before Minority Interest and Extraordinary Gain

         Income (loss) before minority interest and extraordinary gain increased 169.7% to $261.9 million for the nine months ended September 30, 2000 compared to $(375.9) million for the same period in 1999. The increase in the income
(loss) before minority interest and extraordinary gain is due to the gain on the sale of Digex stock in 2000 which is offset by the increased operating expenses in 2000 described above and the income tax provision required as a result of the projected taxable income for 2000.

Minority Interest in Net Loss of Subsidiary

         Minority interest in net loss of subsidiary increased 1323.0% to $37.0 million for the nine months ended September 30, 2000 compared to $2.6 million for the same period in 1999 was recorded by Intermedia. The minority interest in net loss of subsidiary was based upon Intermedia's ownership of Digex during the third quarter of 2000 which changed due to the February 2000 sale of stock described above.

Income (Loss) before Extraordinary Gain

         Income (loss) before extraordinary gain increased 180.1% to $298.9 million for the nine months ended September 30, 2000 compared to $(373.3) million in the same period in 1999 due to the gain on the sale of Digex stock in 2000 offset by the increased operating expenses and minority interest in 2000.

Extraordinary Gain on Early Extinguishment of Debt, Net of Tax

         Extraordinary gain on early extinguishment of debt of $19.7 million in the nine months ended September 30, 2000 is due to the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999, net of a tax provision of $1.2 million.

Net Income (Loss)

         Net income (loss) increased 185.3% to $318.6 million for the nine months ended September 30, 2000 compared to $(373.3) million for the same period in 1999. The increase resulted primarily from the gain on the sale of Digex Common Stock, extraordinary gain on early extinguishment of debt of $19.7 million, and related income tax provision that resulted from the utilization of net operating loss carryforwards when applied to earnings estimated for calendar year 2000.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 29.2% to $88.9 million for the nine months ended September 30, 2000 compared to $68.8 million for the same period in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of Series G Preferred Stock in the first quarter of 2000. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges decreased $112.1 million to $(74.0) million for the nine months ended September 30, 2000 compared to $38.1 million for the same period in 1999.

Liquidity and Capital Resources

         Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Capital expenditures for Intermedia were approximately $472.8 million and $398.0 million for the nine months ended September 30, 2000 and 1999, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to Intermedia's networks, and (iv) continued expansion of data centers and server equipment related to the development of the Digex Web site and application hosting services segment.

         The substantial capital investment required to build Intermedia's network has resulted in negative cash flow after consideration of investing activities over the last five years. Intermedia expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of Intermedia's networks. With respect to the Digex Web site and application hosting services segment, Intermedia anticipates significant cash requirements for several years for data center capacity, increasing the employee base to support expanding operations, and investing in its marketing and research and development efforts both in the United States and abroad. Until sufficient cash flow after investing activities is generated, Intermedia will be required to utilize its current and future capital resources, including the issuance of additional debt and/or equity securities, to meet its cash flow requirements.

         On December 22, 1999, Intermedia entered into a Revolving Credit Agreement ("Credit Agreement") for a five-year $100.0 million Revolving Credit Facility ("Credit Facility"). At September 30, 2000, Intermedia did not have any outstanding debt under the Credit Facility.

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

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $172 million. Also, as part of that offering, Intermedia sold 10,650,000 shares of Digex Class A Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Intermedia now owns approximately 62.0% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% of the voting interest in Digex. The net proceeds to Intermedia were approximately $914 million of which approximately $483 million was used in the second quarter of 2000 to reduce Intermedia's outstanding debt.

         On February 17, 2000, an affiliate of KKR made a $200.0 million equity investment in Intermedia in a private placement transaction. In exchange for this investment, Intermedia issued 200,000 shares of its Series G Junior Convertible Participating Preferred Stock (the Series G Preferred Stock), with an aggregate liquidation preference of $200.0 million, and warrants to purchase 2,000,000 shares of Intermedia's Common Stock. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly in arrears through either cash or the issuance of shares of common stock of Intermedia. Net proceeds to Intermedia were approximately $188.0 million.

         In May 2000, Intermedia completed the repurchase of $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock. Annual cash interest savings as a result of the repurchase are approximately $44.0 million.

         On July 11, 2000, Intermedia announced that it is exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. As described in the footnotes to the financial statements, on September 1, 2000 Intermedia entered into a merger agreement with WorldCom, Inc. whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom, and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and Series H Preferred Stock, will receive newly issued WorldCom preferred stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have substantially identical terms as the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         In the merger, Intermedia common stockholders will receive a minimum of
0.8904 and a maximum of 1.1872 shares of WorldCom common stock for each share of Intermedia common stock they own. The actual number of shares of WorldCom common stock will be determined by dividing $39.00 by the weighted average per share trading price for the WorldCom common stock over a period of 15 trading days randomly selected from the 30 consecutive trading days ending on the third trading day prior to the completion of the merger. In addition, if the weighted average per share trading price of WorldCom is less than $36.50, WorldCom will have the option of issuing 1.0685 shares of WorldCom common stock for each share of Intermedia common stock and paying the remainder of the consideration in cash. WorldCom common stock is quoted on The Nasdaq National Market under the symbol "WCOM". The merger is subject to the receipt of consents and approvals from various government entities, which may jeopardize or delay completion of the merger. The merger is also subject to certain stockholder approval. Subject to the foregoing approvals, the merger is expected to be finalized during the first half of 2001.

         On October 31, 2000, Intermedia increased the commitments available under its Credit Facility to $350.0 million and renegotiated certain terms of its Credit Agreement. The Credit Facility is fully guaranteed by WorldCom, Inc. and expires June 30, 2001.

         On October 31, 2000, Intermedia also entered into a Note Purchase Agreement with WorldCom, Inc. Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Interest on any notes issued under the Note Purchase Agreement will be payable monthly on the unpaid balance of the aggregate principal amount outstanding, and is based on the greater of 14.12% and the average weighed interest rate of Intermedia's other outstanding debt and senior preferred stock on each date of determination. Until April 2001, interest on any notes issued will be capitalized and added to the principal. At the option of WorldCom, financings under the Note Purchase Agreement may take the form of purchases of Preferred Stock.

         To comply with the terms of certain of Intermedia's indentures, in October and November 2000, Intermedia used $155.9 million of the proceeds of the public sale of shares of Digex in February 2000 to repurchase and subsequently retire certain outstanding senior notes.

         Intermedia believes its business plan to be funded into mid 2001 with existing cash resources and committed financings available. In the event that this merger is not consummated, Intermedia's future capital needs depend on a number of factors, certain of which it controls (such as marketing expenses, staffing levels, customer growth and capital costs) and others which it cannot control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including the Credit Facility) and preferred stock impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE

         While all of Intermedia's long term debt bears fixed interest rates as of September 30, 2000, the fair market value of Intermedia's fixed rate long-term debt as of September 30, 2000 is sensitive to changes in interest rates. The WorldCom 14.12% Senior Subordinated Notes authorized on October 31, 2000 bear interest on a variable basis payable monthly after the first six months. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes.

         Digex expects to continue recognizing revenue from international sales denominated in foreign currency. As a global concern, Digex could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect Digex's financial results. Currently, Digex does not hedge against any foreign currency risk and, as a result, could incur gains or losses.

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

          Intermedia is not a party to any material legal proceedings other than the reciprocal compensation proceedings, the Digex shareholder lawsuits and the BellSouth lawsuit described in Note 10 of the "Notes to Condensed Consolidated Financial Statements" and various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations.

ITEM  2.  CHANGES IN SECURITIES
          None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM  5.  OTHER INFORMATION
          None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits

NUMBER    EXHIBIT
------    -------

2.1 Agreement and Plan of Merger among WorldCom, Inc., Wildcat Acquisition Corp., and Intermedia, dated as of September 1, 2000. Incorporated herein by reference to Intermedia's Form 8-K (File No. 000-20135) filed with the SEC on September 7, 2000.

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

4.1 Certificate of Designation of Voting Power, Designation Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of 14.12% Series H Redeemable Preferred Stock of Intermedia.

10.1 Note Purchase Agreement dated as of October 31, 2000, between Intermedia and WorldCom, Inc.

10.2 Fourth Amendment to Credit Agreement, dated as of October 31, 2000, between Intermedia, Bank of America N.A., the Bank of New York and Toronto Dominion (Texas), Inc. and the Guarantors named therein, amending the Revolving Credit.

         Agreement dated as of December 22, 1999, filed as Exhibit 10.12 to Intermedia's Annual Report on Form 10-K for the year ended December 31, 1999.

27.1     Financial Data Schedule (For SEC Use Only)

         (b) Reports on Form 8-K

         The following reports on Form 8-K of Intermedia were filed during the third quarter of 2000:

         Intermedia filed a Current Report on Form 8-K, on August 1, 2000, reporting under Item 5 the issuance of a press release related to the second quarter results of its subsidiary, Digex, Inc. Intermedia also reported under
Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K on August 2, 2000, reporting under Item 5 the issuance of a press release related to its second quarter results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, on August 16, 2000, reporting under Item 5 the filing of the Form 10-Q of its subsidiary, Digex, Inc. for the quarter ended June 30, 2000. Intermedia also reported under Item 7 the Form 10-Q of Digex, Inc. for the quarter ended June 30, 2000 as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K on September 7, 2000 reporting under Item 5 the entering into a merger agreement with WorldCom, Inc. Intermedia also reported under Item 7 the agreement and plan of merger among WorldCom, Inc., Wildcat Acquisition Corp., and Intermedia Communications Inc., dated September 1, 2000.

         Intermedia filed a Current Report on Form 8-K on September 14, 2000 reporting under Item 5 that in connection with the execution of the Merger Agreement, WorldCom and certain Stockholders of Intermedia entered into a Stockholders Agreement, dated as of September 1, 2000, pursuant to which, among other things, the Stockholders have agreed to vote their shares of Intermedia Common Stock and 7% Series G Junior Convertible Participating Preferred Stock to approve the transactions contemplated by the Merger Agreement. Intermedia also reported under Item 7 the Stockholders Agreement.

         Intermedia filed a Current Report on Form 8-K on September 15, 2000 reporting under Item 5 that eight complaints were filed in connection with the Merger Agreement with WorldCom, Inc. Intermedia also reported under Item 7 the actual complaints as exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000


                                              INTERMEDIA COMMUNICATIONS INC.
                                                       (Registrant)


                                                   /s/ Jeanne M. Walters
                                              ------------------------------
                                              Vice President, Controller and
                                                 Chief Accounting Officer