Form 10-K
period 2000-12-31
INTERMEDIA COMMUNICATIONS INC
filed 2001-04-02
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-20135

                         INTERMEDIA COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     59-2913586
(STATE OR OTHER JURISDICTION OF                          (EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                               ONE INTERMEDIA WAY
                              TAMPA, FLORIDA 33647
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 829-0011

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share.
              Rights to purchase units of Series C Preferred Stock.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates (1) of the registrant on March 20, 2001: $844,977,693

         As of March 20, 2001 there were 56,272,919 shares of the Registrant's Common Stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE


           DOCUMENT                     PART OF 10-K INTO WHICH INCORPORATED
           --------                     ------------------------------------

             None                                      None

(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock, par value $.01 per share, of Intermedia Communications Inc. ("Common Stock") held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


                                                                                                                    PAGE
                                                                                                                    ----
                                                           PART I

Item 1       Business........................................................................................        1
Item 2       Properties......................................................................................        38
Item 3       Legal Proceedings...............................................................................        38
Item 4       Submission of Matters to a Vote of Security Holders.............................................        43

                                                           PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters...........................        44
Item 6       Selected Financial and Other Operating Data.....................................................        45
Item 7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................................        48
Item 7A      Quantitative and Qualitative Disclosure About Market Risk.......................................
Item 8       Financial Statements and Supplementary Data.....................................................        61
Item 9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................................................        61

                                                          PART III

Item 10      Directors and Executive Officers of the Registrant..............................................        62
Item 11      Executive Compensation..........................................................................        65
Item 12      Security Ownership of Certain Beneficial Owners and Management..................................        74
Item 13      Certain Relationships and Related Transactions..................................................        76

                                                           PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................        78
             Signatures......................................................................................        84
             Glossary........................................................................................        85

                                     PART I

         References in this report to "the Company," "Intermedia," "we," or "us" mean Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires. Certain terms used herein are defined in the Glossary which begins on page 85. This report contains certain "forward-looking statements" concerning Intermedia's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. See "Item 1 - Business-Risk Factors."

ITEM 1. BUSINESS

OVERVIEW

         Intermedia operates in two business segments. Through its Integrated Communications Services segment, the Company provides integrated data and voice communications services, including enterprise data solutions (frame relay and Asynchronous Transfer Mode ("ATM"), Internet connectivity, private line data, local and long distance, and systems integration services to business and government customers throughout the United States. Digex, Incorporated ("Digex"), a publicly-traded subsidiary of the Company, is a leading provider of managed Web site and application hosting services to businesses operating mission-critical, multi-functional Web sites. Intermedia's integrated service portfolio allows the Company to meet the sophisticated telecommunications needs of its business customers and maximize its network efficiencies.

         As of December 31, 2000, Intermedia is:

         - a Tier One Internet service provider through its nationwide data network of 75 points-of-presence, as well as peering arrangements with the world's largest ISPs. Intermedia has upgraded its network with an OC-48 fiber optic backbone to service the increasing bandwidth requirements of its customers;

         - the fourth largest nationwide frame relay provider in the United States (based on frame relay revenues) with 208 data switches installed, 59,455 frame relay nodes in service and 1,081 network-to-network interfaces ("NNIs") deployed with many leading communications companies, including BellSouth, Qwest, Sprint, Verizon and SBC;

         - through Digex, a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies, with state-of-the-art data centers strategically positioned on the east and west coasts of the United States, and a growing international presence;

         - the largest provider of building centric telecommunications services in the United States with in-building distribution networks in 788 multi-tenant class A commercial office buildings representing approximately 220 million square feet in major metropolitan areas, and access agreements in place with over 3,500 smaller, multi-tenant buildings nationwide;

         - one of the largest independent providers of competitive local services in the United States (based on revenues) with over 645,000 local access line equivalents ("ALEs") in service, 29 voice switches and 1,563 sales and sales support staff in 75 cities throughout the United States.

                  In 2000, Intermedia introduced its IntermediaOne(TM) service, which provides integrated voice, Internet access and data communications over a common access facility and on a single bill to small and medium size businesses; and

         - a leading provider of systems integration services in the United States. Intermedia engineers, installs, operates and maintains business telephony customer premise equipment for its customers from leading vendors, including Nortel and NEC.

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

THE COMPANY'S COMPETITIVE STRENGTHS

         Intermedia has core competencies in data and Internet. The Company's data network is pervasive -- consisting of 208 data switches, 1,081 NNIs, 59,455 frame relay nodes, 75 Internet points-of-presence and 65,201 fiber miles. Intermedia's network enables it to provision nationwide frame relay, ATM and Internet related services and to take advantage of several of the highest growth segments in the telecommunications industry.

         Intermedia offers a fully integrated portfolio of service offerings. Intermedia's integrated service offerings (including enterprise data solutions, Internet connectivity, private line data, managed Web site and application hosting, and local and long distance) enable the Company to provide comprehensive end-to-end integrated services, thereby managing its customer's total telecommunications requirements. The Company's integrated approach results in higher revenue per customer, improved gross margins, lower customer acquisition costs and lower churn.

         Intermedia has a leading and rapidly growing managed Web site and application hosting business. With approximately 4,216 dedicated Windows NT and UNIX-based servers on-line at December 31, 2000, Digex delivers mission critical managed Web site and application hosting solutions to large corporations and Internet companies. The scalability of its systems allows Digex to differentiate itself from competitors, by rapidly and cost-efficiently implementing and expanding its customers' Web site hosting initiatives. Digex provides Intermedia with a platform to take advantage of the rapid growth in the managed Web site and application hosting market.

         Intermedia has the largest building centric telecommunications business in the United States. Through the Company's contracts with Real Estate Investment Trusts ("REITs") and landlords of large office buildings throughout the country, Intermedia owns and operates in-building distribution networks in 788 multi-tenant class A commercial office buildings. Intermedia also has access agreements in place with over 3,500 smaller, multi-tenant buildings across the United States. These key access points enable the Company to cost effectively and efficiently sell and provision its integrated telecommunications offerings to high concentrations of small and medium size business customers in major metropolitan areas. This "building-centric" approach, which the Company operates under its Advanced Building Networks brand, allows Intermedia's customers to benefit from a broad service offering without the expense and risk of deploying their own telecommunications equipment.

         Intermedia benefits from strategic partnerships and alliances. As a result of the Company's ability to provision nationwide data services, Intermedia has been selected as a preferred provider for out-of-region data services by several incumbent local exchange carriers, including Verizon (through Bell Atlantic), Qwest (through US West) and SBC (through Ameritech). The Company also has partnerships for provisioning nationwide and, in some cases, international data services with BellSouth, Williams, and NTT America, among others. These relationships provide Intermedia with an extended sales channel for its high-margin data services. In addition, Intermedia's strategic alliance with Rhythms NetConnections provides the Company with accelerated access to the most extensive DSL deployment in the United States and positions the Company to provide its customers with value-added broadband data services while minimizing Intermedia's capital requirements.

         Intermedia's "smart build" network strategy allows it to control the key strategic elements of its network. Owning the intelligent components of its network, including switches, customer connections, building entries and other "first mile" elements, allows Intermedia to be responsive to customer needs and enhances the utilization of the Company's network. This strategy also allows Intermedia to pursue success- based capital deployment, adding revenue producing customers before incurring the costs and risks of build-out.

RECENT DEVELOPMENTS

         Proposed Merger with WorldCom. On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("WorldCom") whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom, and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and Series H Preferred Stock, will receive newly issued WorldCom preferred stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have terms that are substantially similar to the terms of the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         WorldCom common stock is quoted on The Nasdaq National Market under the symbol "WCOM".

         Amendments to the Merger Agreement. On February 15, 2001, concurrent with the settlement of certain litigation relating to the WorldCom merger that had been filed by stockholders of Digex in the Delaware Court of Chancery, Intermedia and WorldCom amended the terms of the merger agreement to, among other things, reduce the exchange ratio payable in the merger to holders of Intermedia common stock and to make certain modifications to the provisions of the merger agreement relating to the term "material adverse effect" as it applies to Intermedia. In the original merger agreement, Intermedia common stockholders would have received a minimum of 0.8904 and a maximum of 1.1872 shares of WorldCom common stock for each share of Intermedia common stock they owned, with the precise exchange ratio to be determined by reference to the average trading price of WorldCom common stock during a set time period prior to the completion of the merger. In addition, under certain circumstances, WorldCom would have had the option of paying a portion of the merger consideration in cash. Under the amended merger agreement, pursuant to a fixed exchange ratio, Intermedia stockholders will receive 1.0 share of WorldCom common stock for each share of Intermedia common stock they own and WorldCom will not have the option of paying any part of the consideration in cash (other than cash payments in lieu of fractional shares). The definition of the term "material adverse effect" as used in the merger agreement has been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties included in the amended merger agreement.

         Prior to the execution of the proposed litigation settlements described below and the proposed amendments to the merger agreement described above, on December 18, 2000, Intermedia's stockholders voted to approve the proposed merger with WorldCom, as contemplated by the original merger agreement dated September 1, 2000. As a result of the February 15, 2001 amendments to the merger agreement, however, Intermedia is required under Delaware law to submit the merger agreement, as amended, to its stockholders for approval and Intermedia is currently preparing to hold a special meeting of stockholders for this purpose. Subject to stockholder approval, entry of the final unappealable settlement order of the Delaware Court of Chancery in connection with the Delaware Digex stockholders litigation, as described below, and satisfaction of the other conditions set forth in the amended merger agreement, the merger is expected to close in the first half of 2001.

         Settlement of the Delaware Digex Stockholders Litigation. On February 15, 2001, Intermedia entered into a proposed settlement of certain litigation relating to the WorldCom merger that had been filed by stockholders of Digex in the Delaware Court of Chancery. Subject to a number of conditions, including preliminary and final Chancery Court approval, plaintiffs in the Delaware Digex stockholders litigation will dismiss the lawsuit with prejudice and release all claims of the class and all derivative claims arising out of the subject matter of the lawsuit. The terms of the settlement are described in greater detail below under "Item 3 - Legal Proceedings."

         Settlement of the Florida Intermedia Stockholders Litigation. On February 14, 2001, Intermedia entered into a settlement of certain litigation relating to the WorldCom merger that had been filed in the Circuit Court in and for Hillsborough County, Florida. The proposed settlement contemplates the dismissal of this lawsuit with prejudice and a release of all claims of the Intermedia stockholders arising out of the subject matter of the lawsuit. The terms of the settlement are described in greater detail below under "Item 3 - Legal Proceedings."

         Commercial Arrangements between WorldCom and Digex. Pursuant to the memorandum of understanding relating to the settlement of the Delaware Digex stockholders litigation, on February 28, 2001, WorldCom and Digex entered into certain commercial arrangements consisting of a channel agreement, a facilities agreement and a bandwidth agreement. Each of these agreements expires on

 December 31, 2003. In addition to the commercial arrangements, WorldCom and Digex also entered into a letter agreement relating to WorldCom's provision of funding to Digex to support the Digex business plans for 2001 and 2002, subject to the satisfaction of certain conditions. These conditions include the consummation of the WorldCom/Intermedia merger and the settlement to the reasonable satisfaction of WorldCom and Digex of the Delaware Digex stockholders litigation.

         Regulatory Matters and Other Approvals. Under the Hart-Scott-Rodino Antitrust Improvements Act, the merger with WorldCom may not be completed until notifications have been filed and all applicable waiting periods have expired or been terminated. On September 21, 2000, WorldCom and Intermedia filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act with the Federal Trade Commission ("FTC") and the Antitrust Division of the U.S. Department of Justice. On November 17, 2000, WorldCom and Intermedia entered into a Hold Separate Stipulation and Order ("Stipulation") with the Antitrust Division and consented to entry of a judgment by the U.S. District Court for the District of Columbia to resolve the Division's concerns regarding the merger. Pursuant to the Stipulation, WorldCom has agreed to divest all of Intermedia's assets, except for its Digex stock, within six months after the merger (unless extended by the Antitrust Division) and, until the divestiture, Intermedia and WorldCom have agreed to continue to operate Intermedia as an independent competitive business. The Proposed Final Judgment will be reviewed by the district court pursuant to the provisions of the Antitrust Procedures and Penalties Act, which allow for public comment before the judgment is entered. However, the Stipulation provides that the merger may be consummated once the Stipulation is entered by the district court.

         In connection with the proposed merger, on October 23, 2000, Intermedia and WorldCom filed transfer of control applications with the Federal Communications Commission ("FCC"). On January 17, 2001, the FCC released an order granting the applications, which order is conditioned upon WorldCom fulfilling its responsibilities under the Stipulation described above. Also in connection with the proposed merger, Intermedia and WorldCom have made all necessary notifications, and have received approvals from state public utility commissions.

         Other Developments. On October 31, 2000, Intermedia increased the commitments available under its Credit Facility to $350.0 million and renegotiated certain terms of its credit agreement, which is now fully guaranteed by WorldCom. As of December 31, 2000, Intermedia had $113.0 million of indebtedness outstanding under its Credit Facility. In general, the Credit Facility terminates on the earliest to occur of (a) June 30, 2001, (b) the consummation of the WorldCom merger, or (c) the date upon which certain merger termination events, as defined in the fourth amendment to the credit agreement, shall have occurred. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On October 31, 2000, Intermedia also entered into a note purchase agreement with WorldCom under which Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of 14.12% Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         To comply with the terms of certain of Intermedia's indentures, in October and November 2000, Intermedia used $155.9 million of the proceeds of the public sale of shares of Digex in February 2000 to repurchase and subsequently retire certain outstanding senior notes.

SERVICE OFFERINGS

         The Company operates its business through two reportable business segments: Integrated Communications Services and Digex. The Integrated Communications Services segment provides three groups of service offerings to business and government customers. Digex is a separate public company, which provides managed Web site and application hosting services to large companies and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. The discussion below contains a summary description of the Digex business segment. Additional information about the business of Digex can be found in Digex's Annual Report on Form 10-K for the year ended December 31, 2000.

         Intermedia offers one of the most comprehensive telecommunications service portfolios in the industry. The Company's integrated portfolio of services can be separated into three major categories: (i) data, Internet and Web hosting, which includes frame relay, ATM, high speed Internet, dedicated private line, and managed Web site and application hosting services; (ii) local access and voice, which includes local exchange and interexchange (long distance); and (iii) integration services, which include the design, installation, sale and on-going maintenance of customer premise equipment such as private branch exchanges ("PBXs") and key systems.

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

         As the fourth largest frame relay provider in the United States, Intermedia provides end-to-end guaranteed performance of a customer's entire network, including the local loop. Intermedia is able to extend this level of guaranteed performance since it has one of the most highly distributed frame relay networks in the United States, extending the self-healing benefits of frame relay to most first, second, and third tier cities throughout the nation. At December 31, 2000, Intermedia served 59,455 frame relay nodes across a nationwide network utilizing 208 data switches and 1,081 NNIs.

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

         Intermedia is also well positioned to continue to capitalize on the rapidly growing Internet services segment of the communications market. Intermedia is a nationally recognized Tier One service provider of Internet connectivity and application services. (Tier One providers are generally recognized as those companies that own and operate their own national IP backbones which have both public and private peering arrangements, allowing the delivery of IP traffic to other Tier One Internet providers.) Intermedia has value-added applications such as on-site firewall installation and integration, IP enabled faxing capabilities, and other Web-enabled administrative support tools such as Web based email systems and high speed connectivity. In addition, in 2000, the Company upgraded its Internet backbone to OC-48 to serve the increasing bandwidth requirements of its business customers, placing Intermedia in a select group of communications companies with a backbone of this size.

Digex Web Hosting Segment

         Through Digex, the Company is a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. The Company provides the hardware, software, network technology and systems management necessary to provide its customers with comprehensive, managed Web site hosting and application outsourcing solutions. Digex also provides related enterprise services such as firewall management, stress testing and consulting services, including capacity and migration planning and database optimization. With state-of-the-art data centers strategically positioned on the east and west coasts of the United States, Digex provides hands-on technical expertise, proactive customer service/support and value-added solutions to companies with specialty Web-intensive needs. Digex provides such services and expertise necessary to ensure secure, scalable, high-performance operations of mission-critical Web sites and applications 24 hours a day. As of December 31, 2000, Digex was managing approximately 4,216 Windows NT and UNIX-based servers.

         In 2000, the Company's data, Internet, and Web hosting services accounted for approximately 51.6% (or approximately $534.4 million) of Intermedia's total revenue, compared to approximately 39.9% (or approximately $361.5 million) of total revenue in 1999. According to industry sources, the domestic United States addressable market for Intermedia products and services such as Internet, frame relay and ATM transport services will total nearly $39.8 billion by 2001, of which Internet services will represent 34%, or $13.5 billion. Further, the Web hosting market is predicted to increase to $23.7 billion in 2005. There can be no assurance, however, that such market growth will be realized or that the assumptions underlying such projections are reliable. For financial reporting purposes, the Company combines its operations in Web hosting with its data and Internet services.

Local Access and Voice

         Intermedia's local exchange services are built around a key service bundle comprised of full-featured local dial tone, integrated long distance services and Internet access. Combining these services over a single wide-band facility enables Intermedia to increase its revenue generating product mix without having to acquire additional transport facilities, providing a more integrated and therefore more valuable service package for its target customers. In 2000, the Company introduced its IntermediaOne(TM) service, which provides integrated local and long distance with high speed Internet access and data communications over a common access facility and on a single bill to small and medium size businesses.

         Intermedia has offered long distance services since December 1994. Long distance services include outbound service, inbound (800 or 888) service, and calling card telephone service. In 2000, local access and voice accounted for approximately 33.3% (or approximately $345.6 million) of the Company's total revenue, compared to approximately 45.7% (or approximately $414.2 million) of total revenue in 1999. Intermedia believes the revenue from local access and voice services will grow through the introduction of new service and service enhancements, as well as increased penetration within existing markets and entry into new geographic markets.

Integration Services

         As part of its integration services, the Company engineers, installs, operates and maintains PBXs, key systems and other customer premise communications equipment for thousands of customers nationwide, developing specialized solutions for customers' specific telecommunications needs. Intermedia believes such services increase the level of linkage with the customer, thereby increasing value that Intermedia delivers to its customer. Target customers for integration services include medium to large commercial businesses, hotels, government agencies and hospitals. The Company believes the demand for integration services will continue to grow as businesses take advantage of emerging technologies and increasingly leverage communications service. In 2000, integration services accounted for approximately 15.1% (or approximately $156.9 million) of the Company's total revenue, compared to 14.4% (or approximately $130.3 million) of total revenue in 1999.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         Financial information about the Company's business segments for each of the last three fiscal years is provided in Note 17 to the consolidated financial statements of Intermedia provided elsewhere in this Annual Report on Form 10-K.

SALES, MARKETING AND SERVICE DELIVERY STRATEGY

         The Company builds long-term relationships with its customers by providing a broad portfolio of integrated services, and by leveraging one or more of its services into a partnership with the customer in which Intermedia becomes the single source provider of all of the customer's telecommunications needs.

         Intermedia approaches the market through segmentation of its addressable markets-defining clusters of potential customers with similar needs that can be addressed profitably by the Company. By tailoring solutions to select market segments, rather than selling services at large, Intermedia endeavors to create value for its customers and a distinct advantage for itself.

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

                  Tenants of Large Commercial Office Buildings. Intermedia targets high concentrations of business customers in locations where network, labor, and selling efficiencies can make Intermedia the low cost provider of telecommunications services. These high concentrations are found in multi-tenant commercial office buildings (200,000 square feet and larger) in major metropolitan areas. Customers benefit from the breadth of data and voice services offered through Intermedia's on-site facilities and technical staff - without the expense, risks and responsibilities of direct ownership of high technology equipment. To access this market efficiently, the Company obtains contracts with REITs and other landlords of class A office buildings to provide telecommunications services to business tenants throughout the country. This "building centric" approach, which operates under Intermedia's Advanced Building Networks brand, provides a cost effective platform for the Company to acquire business customers.

                  Strategic Partners. This category is represented by the partnering arrangements Intermedia has with communications companies such as Verizon, Qwest, SBC, Williams and NTT America, as well as the informal alliances it has with BellSouth and others to provide enhanced data service to their customers. The result is an integrated extension of the operational and service delivery functions of Intermedia and its partners, all transparent to the end user customer. Intermedia benefits from the reduced cost of acquiring customers through an indirect, extended sales channel, while the partners benefit from expanding their product portfolios.

                  Internet Service Providers. Intermedia's goal is to target Internet service providers and other aggregators of Internet services, focusing on the top 100 Internet service providers that connect into Intermedia's IP and voice network.

         As the Company enters a market, the sales force has clearly defined geographic boundaries. These boundaries are based on the margins attainable from delivering the Company's integrated services. Intermedia's sales force is compensated with higher incentives through special programs when they sell higher margin services and when they sell a bundled package offering. Sales agents are also compensated for referrals to other Intermedia marketing specialists which result in sales of additional services. Intermedia's sales force is backed by highly experienced technical personnel, including sales engineers and project managers, who are deployed throughout Intermedia's service territory. Intermedia's service delivery staff is organized around the delivery of total solutions to each customer. This includes the proper coordination of service components provided by supporting vendors, the preparation of the customer's site, if needed, and the installation, testing and delivery to the customer of the service solution. Thereafter, Intermedia monitors and maintains the quality and integrity of the service through its customer service and technical support staff, available 24 hours per day, 365 days per year. Services are monitored at locations in Tampa, Florida; Albany, New York; and suburban Washington, D.C.

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

         Digex focuses on market segments that have a high propensity to outsource and to deploy complex, mission-critical Web sites. Services are sold directly through a highly skilled professional sales force and through referrals received through an extensive network of business partners. The sales force is organized into three units: major accounts, mid-market/Web centric, and alternate channel. The major accounts unit focuses on Fortune 2000 companies. The mid-market/Web centric unit addresses the large and growing number of mid-size businesses requiring mission-critical hosting services. The alternate channel sales group works closely with Digex's extensive network of business alliance partners.

NETWORK STRATEGY

Transport and Access

         As one of the earliest implementers of a "smart build" strategy, Intermedia focuses its capital deployment on the areas of its infrastructure that it believes will provide the highest revenue and cash flow potential and the greatest intercity long-term competitive advantage. This prudent capital deployment strategy, which has been applied to its metro and intercity networks, has provided Intermedia with a high level of revenue per dollar of gross telecommunications equipment, achieving revenue of $.41 per dollar of gross telecommunications equipment (calculated as an average of gross telecommunications equipment balances as of the years ended December 31, 1999 and 2000) for the year ended December 31, 2000.

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

         - add revenue producing customers before building out network, thereby reducing the risks associated with speculative network construction or emerging technologies; and

         - focus capital expenditures in areas where network construction will provide a competitive advantage and clear economic benefit.

         In those markets where Intermedia chooses to deploy broadband fiber, the Company's strategy is to deploy these network facilities to reach two sets of targets:

         - the Incumbent Local Exchange Carrier ("ILEC") central offices to which the majority of that market's business access lines connect; and

         - the office buildings, office parks or other such high concentrations of business access lines and potential business customers.

         Intermedia chooses to build collocation space only in the highest customer density ILEC central offices. This allows Intermedia to derive the maximum benefit from changes in the regulatory environment (i.e. access to Unbundled Network Elements and Enhanced Extended Loops), as well as enabling Intermedia to utilize technologies such as DSL to drive down access costs. In addition, on high volume intercity routes, Intermedia will increasingly migrate services to owned fiber, using Dense Wave Division Multiplexing equipment ("DWDM") to drive economies of scale and enable rapid capacity upgrades. This approach allows the Company to expend the least capital to reach the greatest number of customers and prospects. Facilities constructed in this manner may also be combined with facilities leased from another provider.

         As of December 31, 2000, the Company had fiber optic networks in service in 16 major markets, including Orlando, Tampa/St. Petersburg, Miami, and Jacksonville, Florida; Atlanta, Georgia; Cincinnati, Ohio; Washington D.C.; Philadelphia, Pennsylvania; Raleigh-Durham, North Carolina; Huntsville, Alabama; St. Louis and Kansas City, Missouri; New York, New York; Chicago, Illinois; Houston and Dallas, Texas; with a smaller fiber optic presence in certain secondary markets, including Daytona, Ft. Lauderdale, Gainesville, Pensacola and Tallahassee, Florida and Beltsville, Maryland, among others. Intermedia's city-based networks generally are comprised of fiber optic cables, integrated switching facilities, advanced electronics, data switching equipment, transmission equipment and associated wiring and equipment. Intermedia continues to expand these networks as needed to reach customers and targeted ILEC central offices.

Switching

         The Company has undertaken a significant network expansion to satisfy the demands of its market driven growth in data and voice offerings, and has deployed resources, primarily switching equipment, to develop an extensive network to provide these services. As of December 31, 2000, Intermedia's network infrastructure included 29 voice switches and approximately 645,000 local ALEs in service. In 2000, Intermedia deployed new technologies such as IP gateways and soft switches where it made economic sense and met customer expectations.

         Intermedia's data services are provided over its frame relay, ATM and IP based networks. Data, Internet, and Web hosting services include specialized communications services for customers needing to transport various forms of digital data among multiple locations. As of December 31, 2000, Intermedia had deployed a network of 208 frame relay and ATM switches, which support 59,455 frame relay nodes. Intermedia pioneered the interconnection of its frame relay network with those of the ILECs, allowing pervasive, cost-efficient termination for its customers. The Company has implemented 1,081 NNIs, including those with BellSouth, Qwest, Sprint, Verizon and SBC. Intermedia has such NNIs in over 90% of the nation's Local Access Transport Areas ("LATAs"). A LATA is a geographic area in which a local exchange carrier is permitted to offer switched telecommunications services, including long distance (local toll).

         Intermedia believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. Intermedia has deployed, and continues to integrate, network monitoring and control tools to ensure high levels of service quality and reliability. Among these, Intermedia's ViewSPAN(SM) service allows the Company and its frame relay network service customers to have full end-to-end visibility of network performance, even across interconnections with other carrier's networks.

         As of December 31, 2000, the Company had deployed 75 Internet points-of-presence. Each of these points-of-presence typically consists of a series of Cisco GSR 12000 and Cisco 7206VXR routers, which are interconnected via fiber at OC-3, OC-12 and/or OC-48 speeds. In addition, 42 IP enabled ATM switches have been deployed throughout the United States, the majority of which are connected directly to the Company's IP backbone. This, in addition to the nationwide deployment of frame relay switches, allows Intermedia to deploy integrated communications services quickly and efficiently, at speeds much greater than traditional networks. Also, Intermedia has begun deploying DWDM equipment, which allows for the rapid deployment of additional bandwidth by simply inserting cards into equipment, requiring no field or outside plant engineering work to increase network capacity.

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

         Intermedia expects to continue to realize economies of scale on its intercity network having completed the deployment of its local and long distance voice switches to serve its rapidly growing customer base, and by combining long distance voice traffic between switches with intercity data and Internet traffic on common transport facilities. Intermedia already uses its extensive ATM backbone network to transport its long haul frame relay, and increasingly, voice traffic which is delivered via Intermedia's network of Nortel DMS 500 switches. Over the next few years, Intermedia expects IP to become the protocol of choice, through mechanisms such as Multi Protocol Label Switching ("MPLS"), with ATM becoming dominant at the edge of the network.

         By the middle of 2001, Intermedia plans to deliver a new class of voice services which utilize data protocols ("packet/cell switching") to deliver voice traffic over Intermedia's network. Intermedia believes that deployment of its packet/cell switching network will allow it to achieve a cost of service advantage over the incumbent telephone companies, whose substantial size advantage over Intermedia is offset in part by the costs, time, operational difficulty, and inherent challenges that they would have to overcome to replace their entire network fabric with one such as Intermedia's integrated platform. However, the timing of such offering will depend on a number of factors, including the maturation of industry standards and the regulatory environment, and no assurance can be given that the Company will not experience delays in launching this new product offering. These services will provide a competitive service offering to customers seeking a more cost-efficient and flexible alternative to voice services provided over traditional circuit switched telecommunications networks. Intermedia believes that packet/cell switching networks will displace a significant portion of the national telecommunications market that is currently served over traditional circuit switched networks. Intermedia believes this new service offering, when implemented, will accelerate its penetration of the traditional voice services market and provide improved returns on its network investment.

INFORMATION SYSTEMS

         Today's technologies offer the Integrated Communication Provider ("ICP") a wide variety of productivity improvements in front and back office automation. Intermedia has leveraged the efficiencies available from integrated Operating Support Systems ("OSSs") to improve cost performance, service delivery and provisioning intervals as a means of differentiating performance from its peers.

         Intermedia has invested in the integration of its acquired companies' systems and the development of applications that create that market distinction. Implementation of enterprise-wide resource planning ("ERP"), electronic bonding with its trading partners, and computer telephony integration ("CTI") over the past two years has enabled Intermedia to manage its end-to-end service order, provisioning and billing processes more efficiently and in new ways. Intermedia has migrated from manual circuit ordering processes to fully automated, electronic processes linked with those of the Regional Bell Operating Companies ("RBOCs"). The Company's Local Service Requests ("LSRs") are processed through a universal service bureau designed to standardize service order formats, thereby allowing for more timely installation of services.

         The Company's Information Systems are developed in an environment of definition, application development, testing, user validation, and data center production support guided by strict industry standards for developments and modification. Intermedia believes this approach will offer cost performance, flexibility and scalability that will support future growth and its strategy of offering fully integrated services to its customers.

COMPETITION

         Intermedia faces significant competition in each of its three service categories: data, Internet and Web hosting; local access and voice services; and integration services.

         Intermedia believes that various legislative initiatives, including the Telecommunications Act, have removed many of the remaining legislative barriers to local exchange competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings which could materially affect local exchange competition. Moreover, in light of the passage of the Telecommunications Act, regulators are providing ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communication providers and Competitive Local Exchange Carriers ("CLECs"), including Intermedia, could be materially adversely affected. In addition, while Intermedia currently competes with AT&T, WorldCom, Sprint and others in the interexchange services (commonly referred to as long distance) market, the Telecommunications Act permits the RBOCs to provide long distance service in the same areas they are now providing local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by Intermedia. Furthermore, through acquisitions, AT&T and WorldCom have entered the local exchange services market, and other interexchange carriers ("IXCs") have announced their intent to enter the local exchange services market which is facilitated by the Telecommunications Act's requirement that ILECs permit others to use their local exchange facilities to provide service to customers. Intermedia cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions but increased competition with respect to interexchange services and local exchange services from existing and new entities could have a material adverse effect on Intermedia's business, financial condition, results of operations and prospects.

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

         Intermedia competes with the larger IXCs on the basis of service responsiveness and a rapid response to technology and service trends, and a regional focus borne of early market successes. All of the major IXCs, including AT&T, WorldCom and Sprint, offer frame relay, ATM and IP based transport services, and several of the major IXCs have announced plans to provide Internet services. Intermedia believes it competes favorably with these providers in its markets based on the features and functions of its services, the high density of its networks, its relatively greater experience and its in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

         Many of the ILECs now offer services similar to Intermedia's data, Internet, and Web hosting services. Because the RBOCs have not yet been authorized to provide interexchange service inside the regions where they provide local exchange service, they may offer these services only on an intraLATA basis within their operating regions. The FCC, however, as a condition of the merger between SBC and Ameritech, permitted the merged entity to provide advanced data services using a separate subsidiary. The merged RBOC is forbidden to favor its subsidiary over competing CLECs and is required to provide data CLECs with discounted loops and other measures to enhance competition. Other RBOCs presumably would be able to do the same. Out-of-region RBOCs may also offer these data services on an interLATA basis. While the RBOCs generally cannot interconnect their frame relay networks with each other, Intermedia has interconnected its frame relay network with those of various RBOCs. As a result, Intermedia can use certain RBOC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. Intermedia expects the RBOCs to aggressively expand their data, Internet, and Web hosting services as regulatory developments permit them to deploy in-region interLATA long distance networks. When the RBOCs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by Intermedia. As part of its various interconnection agreements, Intermedia has negotiated favorable rates for unbundled ILEC frame relay service elements. Intermedia expects such negotiations to decrease its costs, improving margins for this service.

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

         The market for managed Web site and application hosting conducted by Digex is highly competitive. There are few substantial barriers to entry and many of Digex's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Digex possesses. Current and potential competitors in the market include Web hosting service providers, ISPs, telecommunications companies and large information technology outsourcing firms. Competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Data Return, EDS, Exodus Communications, Globix, Genuity, IBM, Intel, Level 3, Navisite, PSINet and Qwest. Digex may be unable to achieve its operating and financial objectives due to the significant competition in the Web hosting industry.

Local Access and Voice Services.

         In each of its geographic markets, Intermedia faces significant competition for the local services it offers from RBOCs and other ILECs, which currently maintain dominant market shares in their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. Some of these companies also have indicated their intent to offer services such as provided by CLECs in markets outside of their current territory.

         Intermedia also faces competition in most markets where it operates from one or more CLECs or integrated communication providers operating fiber optic networks. Other local service providers without their own fiber networks have operations or are initiating operations within one or more of Intermedia's service areas. WorldCom, AT&T and certain cable television providers, either alone or jointly with AT&T or another carrier, have entered some or all of the markets that Intermedia presently serves. Intermedia also understands that other telecommunications companies have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by Intermedia. Other potential competitors of Intermedia include utility companies, other long distance carriers, wireless carriers and private networks built by individual business customers. Many of these entities are substantially larger and have substantially greater financial resources than Intermedia. Intermedia cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

         Competition in all of Intermedia's geographic market areas is based on quality, reliability, customer service and responsiveness, service features and price. Intermedia believes it has kept its prices at levels competitive with those of the ILECs while providing, in the opinion of Intermedia, a higher level of service and responsiveness to its customers.

         Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs, as noted above, are achieving increased pricing flexibility for their local services as a result of recent legislative and regulatory action designed to increase competition in the local exchange market. The ILECs have continued to lower rates, resulting in downward pressure on the price of certain dedicated and switched access transport services offered by Intermedia and other CLECs. This price erosion has decreased operating margins for these services. However, Intermedia believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through Intermedia's interconnection co-carrier agreements (see- "Agreements") and the opening of local exchange service to competition. In addition, Intermedia believes that lower rates for dedicated access will benefit other services offered by Intermedia.

         Intermedia currently competes with AT&T, WorldCom, Sprint and others in the long distance services market. Many of Intermedia's competitors have longstanding relationships with their customers and have financial, personnel and technical resources substantially greater than those of Intermedia. When, as expected, the RBOCs are permitted to provide long distance services within their operating regions, they may provide substantial new competition to long distance providers. In providing long distance services, Intermedia focuses on quality, service and price to distinguish itself in a very competitive marketplace and has built a customer base by emphasizing its customer service and fully integrated product portfolio.

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

GOVERNMENT REGULATION

Overview.

         Intermedia's telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC and state public utility commissions regulate telecommunications common carriers. A telecommunications common carrier is a company which offers telecommunications services to the public or to all prospective users on standardized rates and terms. Intermedia's local exchange, interexchange, international and frame relay services are all common carrier services. Intermedia's systems integration business and Internet services are not considered to be common carrier services, although regulatory treatment of Internet services is evolving and it may become subject, at least in part, to some form of common carrier regulation.

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

         The regulatory status of telephone service over the Internet is presently uncertain. Intermedia is unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on the Company's business. Statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such Internet telephone services has not been determined. The FCC has indicated, for example, that voice telecommunications carried over the Internet between two telephone sets using the public switched network may be subject to payment of Universal Service funding obligations, while voice telecommunications using computers rather than telephone sets may not be subject to such obligations. In January of this year, for the first time, a local Colorado court has ruled that originating and terminating access charges apply to IP calls. This decision is subject to appeal. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to them will not have a material adverse effect on the Company's business.

Federal Regulation.

         Although Intermedia is currently not subject to price cap or rate of return regulation at the federal level and is not currently required to obtain FCC authorization for the installation, acquisition or operation of its domestic interexchange network facilities, it nevertheless must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Pursuant to the Communications Act, Intermedia is subject to the general requirements that its charges and regulations for communications services must be "just and reasonable" and that it may not make any "unjust or unreasonable discrimination" in its charges or regulations. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The Communications Act also requires prior approval for the assignment of an FCC radio license, such as the microwave licenses Intermedia holds, and for the assignment of an authorization to provide international service (but not domestic interexchange service) or the transfer of control (for example, through the sale of stock) of a company holding radio licenses or an international authorization. The FCC generally has the authority to modify or terminate a common carrier's authority to provide domestic interexchange or international service for failure to comply with federal laws or the rules of the FCC. Fines or other penalties also may be imposed for such violations. Carriers such as Intermedia also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. Certain other specific regulations applicable to Intermedia are discussed below.

         Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996 (the "Telecommunications Act"). The Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it will take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides Intermedia with both new opportunities and new challenges.

         The Telecommunications Act requires ILECs to provide access to their networks by competing carriers. Among other things, the Telecommunications Act requires the ILECs to: (i) provide physical collocation, which allows companies such as Intermedia and other interconnecting companies to install and maintain their own network equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible; (ii) unbundle components of their local service networks so that other providers of local service can compete for a wider range of local services customers; (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors; (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider; (v) establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services; and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Telecommunications Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carriers' networks.

         The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC did so in its Interconnection Order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the United States Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision moreover, the Supreme Court also vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to CLECs, and remanded the issue back to the FCC for further consideration. In late 1999, the FCC issued its order on remand, reinstating most of the unbundled network elements in light of the statutory standard prescribed by the Supreme Court. The unbundled network elements used by the Company have all been reinstated.

         On July 19, 2000, on remand, the Eighth Circuit rejected one portion of the FCC's rules establishing total element long-run incremental cost ("TELRIC") methodology as a basis for setting rates for ILEC unbundled network elements, collocation and interconnection, but upheld its "forward looking" incremental cost model. The Eighth Circuit also vacated the FCC rules that required ILECs to provide combinations of unbundled network elements that are not currently combined. The Supreme Court has granted certiorari, and agreed to hear the unbundled network element combination issue, as well as the TELRIC issue and the ILECs' challenge of the Eighth Circuit's decision in favor of forward-looking costs. The Company is unable to predict the outcome of the ongoing litigation or administrative proceedings relating to this matter.

         In order to obtain access to an ILEC's network, a competitive carrier is required to negotiate an interconnection agreement with the ILEC covering the network elements it desires to use. In the event the parties cannot agree, the matter is submitted to the state public utility commission for binding arbitration. To date, the Company has successfully negotiated interconnection agreements with many of the ILECs in the areas the Company serves. These interconnection agreements are of fixed duration, however, and several have expired or will expire in the near future. These agreements must be renegotiated or re-arbitrated. Expired agreements generally will continue in effect as interim agreements until replaced by new agreements. When the new agreements take effect they will supersede the expired agreements and may be applied retroactively.

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

         As another part of its pro-competitive policies, the Telecommunications Act provides relief for the RBOCs from the judicial orders that prohibited their provision of interLATA services. Specifically, the Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and permits them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the FCC's local exchange service interconnection regulations. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them but, until recently, the FCC has denied each of the RBOCs' applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. In December of 1999, however, the FCC approved a Bell Atlantic application for in region service in the State of New York, making Bell Atlantic-New York the first Bell operating company in the country to gain approval to provide long-distance service within its state. SBC filed an application to provide in region interLATA service in Texas. That application was approved by the FCC in June 2000. In January 2001, the FCC approved SBC's application to provide in-region interLATA services in Kansas and Oklahoma.

         The Telecommunications Act of 1996 provides the FCC with the authority to forbear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers such as the Company to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the Telecommunications Act of 1996, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as Intermedia nine months to withdraw their federal interexchange service tariffs and move to contractual relationships with their customers. The FCC's order prohibits the filing, revision, or amendment of tariffs for domestic interstate interexchange service, effective May 1, 2000, and subsequently ordered that all such tariffs be withdrawn by July 31, 2001. In June 1997, the FCC issued another order stating that non-dominant carriers, such as Intermedia, could withdraw their tariffs for interstate access services. While the Company has no immediate plans to withdraw its tariff, this FCC order allows the Company to do so. The FCC does require the Company to obtain authority to provide service between the United States and foreign points and to file tariffs on an ongoing basis for international service, although it is considering the detariffing of international service in the future.

         The FCC, in cooperation with state regulators, has established a Universal Service Fund that will subsidize carriers that provide service to under-served individuals and in high cost areas. The Telecommunications Act established a new Universal Service Fund that subsidizes the provision of high capacity facilities and advanced services to schools, libraries and certain rural health care providers. The FCC released its order in June 1997. This order requires Intermedia to contribute to the Universal Service Fund ("the Fund"), but may also allow Intermedia to receive payments from the Fund if it is deemed eligible. For the last quarter of 2000, the FCC established payment rates for all interexchange carriers, including the Company, that amount to over five percent of eligible interstate and international long distance end user service revenues for the corresponding period of the previous year. The FCC allows all interexchange carriers, including the Company, to recover these payments - plus reasonable administrative costs - by passing the charges through to their customers. In November 1999, the FCC revised its proposed methodology for subsidizing service in certain high cost areas which may result in increases in the subsidy program. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review.

         The FCC has fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers to connect to the ILEC's network to permit ILECs subject to the FCC's price cap rules increased pricing flexibility as competition becomes established in their markets. In August 1999, the FCC adopted an order providing additional pricing flexibility to ILECs subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. Some of the actions taken by the FCC would immediately eliminate rate scrutiny for "new services" and permit the establishment of additional geographic zones within a market that would have separate rates. As specified levels of competition have been reached through the collocation of competitive carriers and their use of competitive transport, the FCC has given substantial pricing flexibility to ILECs. This flexibility includes, among other items, customer-specific pricing, volume and term discounts for some services, and streamlined tariffing.

         The FCC revised access charges for the largest ILECs in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end users for interstate access services. Further changes in interstate access charges were effected for the largest

ILECs when the FCC adopted the Coalition for Affordable Local and Long-Distance Service ("CALLS") proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell Operating Companies ("BOCs"), reduced per-minute charges by about 60 percent. It further increased flat-rated monthly charges to end users, in particular, multi-line business users. The effect of this proposal was to shift access costs away from IXCs onto the ILECs' end-user customers. The impact of these ILEC rate changes on the Company are difficult to determine. Because the Company purchases access services from the largest ILECs when it provides its own long distance service, the cost of these services to the Company have decreased significantly. On the other hand, the reductions in ILEC interstate access charges may, in the future, place downward pressure on the access charges that the Company charges to long distance carriers when it acts as a local service provider, and could result in a reduction of revenues for those services.

         Currently under FCC consideration is the Guaranteed Reduced Exchange Access Tariffs ("GREAT") proposal, which has been proposed by the Association for Local Telecommunications Services ("ALTS"). This proposal would effect a reduction of about 50 percent in the interstate access rates charged by the average CLEC. Given the levels at which the Company currently sets its interstate access rates, however, the GREAT proposal would not cause a reduction in the Company's access charges. If these additional plans are adopted by the FCC, they should reduce access charge litigation, although they cannot be expected to end all rate disputes.

         Until recently, two IXCs - AT&T and Sprint - had refused to pay the Company's access charges in whole or in part. Other CLECs have experienced similar problems and the FCC has ruled that AT&T must pay such access charges at the CLEC's tariffed rate. As a result, the Company, along with 13 other plaintiffs, filed suit against AT&T and Sprint in federal district court for the Eastern District of Virginia, in April 2000. The case currently is stayed until July 19, 2001, while the FCC considers several matters related to the suit. In the interim, the Company has settled with Sprint. AT&T continues to withhold access payments. If no settlement is reached with AT&T, the court is expected to rule by the end of the year. As a spin-off from the action against AT&T described above, in January 2001 AT&T filed an informal complaint against most of the plaintiffs in this case, including the Company. The matter is pending before the FCC, which has no deadline by which it must take action.

         In 1994 Congress adopted the Communications Assistance for Law Enforcement Act ("CALEA") to insure that law enforcement agencies would be able to conduct properly authorized electronic surveillance over the new digital and wireless media as well as traditional wire line carriers. The Company is required to install and maintain CALEA-compliant equipment which will enable the Company to comply with law enforcement requests for assistance with electronic surveillance, and also will be required to file its CALEA policies and procedures with the FCC. The CALEA rules expressly provide for an extension of time for the compliance requirement for companies that request it, and the Company has received such an extension through the third quarter of 2001 to permit it to make the necessary modifications to its network.

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

         The Telecommunications Act preempts state statutes and regulations that restrict the provision of competitive local services. As a result of this sweeping legislation, Intermedia will be free to provide the full range of intrastate local and long distance services in all states in which it currently operates, and in any states into which it may wish to expand its local exchange service. While this action greatly increases Intermedia's addressable customer base, it also increases the amount of competition to which Intermedia may be subject.

         Although the Telecommunications Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters still must be resolved before the Telecommunications Act's policies promoting local competition are fully implemented. Intermedia continues to support efforts at the state government level to encourage competition in its markets under the federal law and to permit integrated communication providers and CLECs to operate on the same basis and with the same rights as the ILECs. Despite the still uncertain regulatory environment, Intermedia so far has been successful in its pursuit of local certificates from state commissions and in negotiating interconnection agreements with the ILECs which permit Intermedia to meet its business objectives. However, the Company is now engaged in negotiations and arbitrations for new interconnection agreements and the outcome of these negotiations and arbitrations cannot now be predicted.

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

         In some of the areas where Intermedia provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. There can be no assurance that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor can there be any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by Intermedia. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which Intermedia operates or plans to operate or whether it will be implemented without a legal challenge initiated by Intermedia or another integrated communications provider or CLEC. If any of Intermedia's existing network agreements were terminated prior to their expiration date and Intermedia was forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on Intermedia.

         Intermedia also must obtain licenses to attach facilities to utility poles to build and expand facilities. Because utilities that are owned by cooperatives or municipalities are not subject to federal pole attachment regulation, there can be no assurance that Intermedia will be able to obtain pole attachment from these utilities at reasonable rates, or upon reasonable terms and conditions.


AGREEMENTS

Interconnection Co-carrier Agreements.

         The Company has interconnection co-carrier agreements with BellSouth, SBC, Qwest, Verizon, Sprint, Cincinnati Bell, Inc. and SNET. These agreements were executed over the past few years and have terms ranging from two to three years. Intermedia has arbitrated a new agreement with BellSouth in Florida, Georgia, North Carolina, Louisiana, Tennessee, and Alabama. The new agreement is in various stages of approval in the preceding states - some states have issued decisions and composite agreements have been filed; other states have issued decisions but composite agreements have not yet been filed; and other states have not yet issued decisions. Likewise, Intermedia has resale agreements with BellSouth in Kentucky, South Carolina, and Mississippi which currently are in effect. Depending on the terms of the new agreements, some provisions may apply retroactively to the termination date of the prior contract. Each of these agreements, among other things, provides for reciprocal compensation, interconnection, resale of telecommunications services, access to unbundled network elements, and collocation, as provided for in the Telecommunications Act. The agreements provide that issues not contemplated by the original agreement should be negotiated. Because many of these agreements are still subject to regulatory proceedings that are not yet complete, it is possible that the agreements may be subject to terms that differ materially from those under the preceding agreements. Because the outcomes of such proceedings cannot be predicted, the ultimate impact of these proceedings on the Company cannot be determined at this time.

         A dispute has arisen over the provision of the Telecommunications Act requiring ILECs to compensate CLECs for local calls originating on the ILEC's network but terminating on the CLEC's network. Most ILECs argue that they are not obligated to pay CLECs - including Intermedia - for local calls made to ISPs. This dispute has resulted in ILECs withholding approximately $159.7 million in payments to Intermedia through December 31, 2000. Intermedia and other CLECs have asked state regulatory commissions to resolve this dispute, and the Company currently is attempting to collect unpaid reciprocal compensation in several states.

         On February 25, 1999, the FCC ruled that Internet service provider traffic is interstate traffic within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. However, in March 2000, the U.S. Court of Appeals in Washington vacated and remanded for further consideration the FCC's decision. The FCC has requested comments on the federal rules to govern compensation for these calls in the future. The FCC has not yet ruled on this compensation issue.

         Prior to the FCC decision, 30 state commissions and several federal and state courts had ruled that reciprocal compensation arrangements under existing interconnection agreements apply to calls to ISPs. However, four states have ruled that in certain situations reciprocal compensation arrangements are not applicable to calls to ISPs under at least some agreements entered into before the FCC decision. Some RBOCs have asked state commissions to reopen decisions requiring the payment of reciprocal compensation on ISP calls. Subsequent to the FCC decision, at least 19 state commissions have reaffirmed their prior determinations or ruled for the first time that reciprocal compensation was due under interconnection agreements existing prior to the FCC decision. In some states where state commissions have ruled that reciprocal compensation should be paid, the amount of such payment is being disputed by the ILEC. In addition, there are ongoing disputes concerning the appropriate treatment of ISP traffic under new interconnection agreements which will be resolved by state commissions and/or the FCC if the parties cannot agree. Concerning new agreements, 19 states have ruled in favor of reciprocal compensation payments, five states have ruled against it (two states ordered "bill and keep," one classified ISP traffic as non-local and one has discontinued reciprocal compensation pending the outcome of another proceeding). Other states have ongoing proceedings to consider the matter and of course, as a result of the court remand, the FCC also has initiated a further proceeding to deal with reciprocal compensation issues. Because the outcome of these proceedings is unknown, the impact of these proceedings on Intermedia cannot be predicted at this time.



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

         Although none of the Network Agreements is exclusive, the Company believes that conduit space, fiber availability and other physical constraints make it unlikely that the lessors under the various Network Agreements could easily make similar arrangements available to others. The Company believes that its relationships with its lessors are satisfactory. Certain of the Network Agreements require Intermedia to make revenue sharing payments or, in some cases, to provide a fixed price alternative or dark fiber to the lessor without an additional charge. In addition, the Company has various other performance obligations under its Network Agreements, the breach of which could result in the termination of such agreements. Further, actions by governmental regulatory bodies could, in certain instances, also result in the termination of certain Network Agreements. The cancellation of any of the material Network Agreements could materially adversely affect the Company's business in the affected metropolitan area. See "Risk Factors -- Risk of Termination, Cancellation or Non-Renewal of Interexchange Agreements, Network Agreements, Licenses and Permits."

Interexchange Agreements.

         Intermedia, from time to time, enters into purchase agreements with interexchange carriers for the transport and/or termination of long distance calls outside of its territory. These contracts are typically two years in duration and customarily include minimum purchase amounts. The agreement with Williams is the Company's largest interexchange carrier agreement to date and provides a 20 year indefeasible right of use for high bandwidth on Williams' nationwide fiber optic network. The Company believe that the Williams agreement has allowed it to reduce its unit cost for interexchange transport capacity by up to 50% from previous levels.


EMPLOYEES

         As of December 31, 2000, Intermedia employed a total of 5,874 full-time employees. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. The Company also regularly uses the services of contract technicians for the installation and maintenance of its network. Intermedia believes that its relations with its employees are good. See "Risk Factors - Possible Negative Impact of the Tendency of the Merger".


RISK FACTORS

         Uncertainty about the Company's Ability to Continue as a Going Concern

         As reflected in the report delivered by the Company's independent auditors, Ernst & Young LLP, in connection with the preparation of the Company's fiscal year 2000 audited consolidated financial statements, the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying consolidated financial statements of Intermedia provided elsewhere in the Annual Report on Form 10-K, the Company has had recurring operating losses and has a net capital deficiency. At December 31, 2000, the Company had a stockholders' deficit of $(597.0) million and had incurred losses attributable to common stockholders of approximately $(8.1) million, (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex), $(650.9) million and $(577.6) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

         Intermedia's cash needs through June 30, 2001 are being funded by WorldCom pursuant to the merger agreement, as amended, the related October 31, 2000 subordinated note purchase agreement and the Credit Facility which is guaranteed by WorldCom. In the event that the WorldCom merger agreement is terminated or the WorldCom merger is not completed for any reason, the sources of funding provided by WorldCom, as well as the Credit Facility, would no longer be available. Although the Company expects that the merger with WorldCom will be completed during the first half of 2001, there can be no assurance that the merger will be completed when expected or if at all. If the merger is completed, Intermedia will no longer be an independent company and, like other subsidiaries of WorldCom, Intermedia will rely on WorldCom to supply its funding requirements. In the event that the WorldCom merger is not completed or not completed in accordance with the parties' projected timetable, however, Intermedia will be required to obtain all of its required funding as a stand-alone entity. In such event, Intermedia's funding sources may be inadequate to sustain its operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


         Substantial Debt

         Substantial Debt. Intermedia has a significant amount of outstanding indebtedness. As of December 31, 2000, the Company had outstanding approximately $2.9 billion of debt and other liabilities

(including capital lease obligations, minority interest, current and long-term liabilities) and approximately $1.1 billion of obligations with respect to five outstanding series of preferred stock. As a result, the Company paid cash interest of approximately $167.3 million in 2000 on its outstanding obligations. If the proposed merger with WorldCom is not completed, this amount will increase in 2001 and again in 2002 as well as in 2004 when the Company will be required to pay cash interest on certain of its outstanding debt which does not currently require the payment of cash interest.

         Insufficient Cash Flow. Historically, Intermedia's cash flow from operations has been insufficient to cover its operating and investing expenses and payment of cash dividends on preferred stock. If the proposed merger with WorldCom is not completed, the Company expects this situation will continue for the next several years. Therefore, unless the merger is completed or the Company develops additional sources of cash flow, the Company may not be able to make interest payments on its debt, pay cash dividends on its preferred stock or repay its obligations at maturity. However, there can be no assurance that the Company will be able to refinance its debt or develop additional sources of cash flow in the event that it is required to do so.

         Possible Additional Debt. While the terms of Intermedia's outstanding debt and Credit Facility, as well as the merger agreement with WorldCom, each limit the additional debt the Company may incur, the terms of these agreements do not fully prohibit Intermedia from incurring additional indebtedness. If the proposed merger with WorldCom is not completed, the Company may incur substantial additional debt during the next few years to finance the construction of networks and purchase of network electronics or for general corporate purposes, including to fund working capital and operating losses. However, there can be no assurance that the Company will be able to obtain additional sources of cash funding in the event that it is required to do so.

    Financing Change of Control Offer. Upon the occurrence of certain specific kinds of change of control events, Intermedia will be required to offer to repurchase all of its outstanding debt and certain outstanding series of its preferred stock. However, it is possible that the Company will not have sufficient funds at the time of the change of control to make the required repurchase. The completion of the merger with WorldCom may constitute a change of control under some or all of the Company's outstanding debt securities. Under the terms of the Company's merger agreement with WorldCom, however, WorldCom has agreed to comply with all of the Company's obligations under its various debt indentures.

         Consequences of Debt. Intermedia's level of debt could have important consequences to holders of its common stock if the merger with WorldCom is not completed. For example, it could:

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


         History of Net Losses; Limited Operations of Certain Services; Need for Additional Capital

         History of Net Losses. Intermedia has incurred significant operating losses during the past several years while it has developed its business and expanded its networks. Although the Company's revenues have increased in each of the last three years, it has incurred net losses attributable to common stockholders of approximately $(577.6) million, $(650.9) million and $(8.1) million for the years ended December 31, 1998, 1999, and 2000, respectively. The Company expects net losses to continue for the next several years.

         Limited Operations of Certain Services. Intermedia began operations in 1986. The Company has recently initiated several new services and expanded the availability of new and existing services in new market areas. If the WorldCom merger is not completed for any reason, the Company will likely continue its efforts to increase the size of its operations in the future. Therefore, there is limited historical financial information upon which to base an evaluation of the Company's performance and its ability to compete successfully in the telecommunications business.

         Need for Additional Capital. If the merger with WorldCom is not completed for any reason, Intermedia will require significant amounts of capital to expand its existing networks and services and to develop new networks and services. In addition, the Company may need additional capital in order to repay its outstanding debts when they become due. See " Substantial Debt." Intermedia's cash needs through June 30, 2001 are being funded by WorldCom pursuant to the merger agreement, as amended, the related October 31, 2000 subordinated note purchase agreement and a credit facility guaranteed by WorldCom. In the event that the WorldCom merger agreement is terminated or the WorldCom merger is not completed for any reason, the sources of funding provided by WorldCom, as well as the Credit Facility, would no longer be available. Although the Company expects that the merger with WorldCom will be completed in the first half of 2001, there can be no assurance that the merger will be completed when expected or if at all. If the WorldCom merger is not completed for any reason, the Company expects to fund its capital needs by using available cash, joint ventures, debt or equity financing, credit availability and internally generated funds. Intermedia's future capital needs depend on a number of factors, certain of which are under Intermedia's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under Intermedia's control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including the Credit Facility) and preferred stock, as well as the merger agreement with WorldCom, impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock. If the WorldCom merger is not completed and such financing is required, there can be no assurance that the Company will be successful in raising sufficient debt or equity on terms that are considered acceptable. If the Company cannot generate sufficient funds, it may be required to delay or abandon some of its planned expansion or expenditures. This likely would affect the Company's growth and its ability to repay its outstanding debt as well. Moreover, in the event that the WorldCom merger is not completed or not completed in accordance with the parties' projected timetable, Intermedia's funding sources may be inadequate to sustain its operations. See "- Risk Factors - Uncertainty about the Company's Ability to Continue as a Going Concern."


RISKS ASSOCIATED WITH THE PROPOSED MERGER WITH WORLDCOM


         Uncertainty Regarding Completion of the Proposed Merger. On February 15, 2001, Intermedia, WorldCom and the other parties to the Delaware Digex stockholders litigation described under "Item 3 - Legal Proceedings" entered into a memorandum of understanding to settle the disputes raised in that action. At the same time, WorldCom and Intermedia entered into an amendment to the merger agreement, the details of which are described under "- Recent Developments." The WorldCom merger is conditioned upon the stipulation of settlement relating to the Delaware Digex stockholders litigation having received final and unappealable court approval and a final and unappealable judgment having been entered. Although the proposed settlement agreement has been submitted to the Chancery Court for approval, there can be no assurance that the settlement will be approved by the Chancery Court as presented. Moreover, one or more interested parties may object to the settlement and, in the event that the settlement is approved by the Chancery Court, one or more interested parties would be entitled to appeal the Court's decision. If this were to occur, the final approval of the settlement may be delayed substantially and, accordingly, the merger may also be delayed. In addition, if the settlement receives Court approval prior to the June 30, 2001 termination date set forth in the merger agreement, but the appeals process has not yet concluded at that time, the parties have agreed to extend the termination date until September 30, 2001. If the Chancery Court approves the settlement and that decision is appealed, however, there can be no assurance that the appeals process would be completed prior to September 30, 2001, in which case WorldCom may be entitled to terminate the merger agreement. See "-- Risks Associated with the Proposed Merger with WorldCom - Risks Associated with Nonconsummation of the Proposed Merger."

         Completion of the merger is also subject to the satisfaction or, to the extent permitted by applicable law, waiver of certain other conditions, including the requirement that the merger agreement, as amended, be approved by the requisite vote of the Company's stockholders at a special meeting duly called for this purpose. Although the Company expects that its stockholders will vote to adopt the amended merger agreement at the special meeting and also expects that the other conditions to completion of the merger will be satisfied, there can be no assurance that stockholder approval will be obtained or that the other conditions to completion of the merger will be satisfied or waived.

         Risks Associated with Nonconsummation of the Proposed Merger. If the proposed merger with WorldCom is not completed for any reason, the Company may be subject to a number of material risks, including the following:

         - the Company's Credit Facility, under which the Company had outstanding indebtedness of $113.0 million as of December 31, 2000, all of which is currently guaranteed by WorldCom, may be terminated;

         - the acceleration of the Company's indebtedness under the Credit Facility, if it were to occur, might constitute an event of default under the Company's other debt arrangements, thereby accelerating the Company's obligation to repay some or all of its other indebtedness;

         - certain commercial and funding arrangements that were recently entered into between Digex and WorldCom may be terminated, eliminating potential future sources of revenue and funding for Digex;

         - the Company may be required to pay to WorldCom a termination fee of $135 million if the merger agreement is terminated under certain specified circumstances where, among other things, the Company agrees to or consummates another strategic transaction within 12 months of the termination of the merger agreement;

         - the price of the Company's common stock may decline further or otherwise experience increased volatility as and to the extent that the current market price of the common stock has been bolstered by the expectation that the merger will be completed; and

         - costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger does not occur.

See also "- Risk Factors - Uncertainty about the Company's Ability to Continue as Going Concern" and "- Dependence on Key Personnel; Employee Retention".

         Possible Lack of Strategic Alternatives. Given the uncertainty discussed above regarding the Company's ability to operate as a going concern in the absence of the funding arrangements provided by WorldCom under the merger agreement, if the merger with WorldCom is not completed, the Company would likely seek to explore other strategic alternatives, including the sale of the Company to a third party. If the Company's board of directors determines to seek another business combination or strategic transaction, however, there can be no assurance that the Company will be able to find a party willing to engage in such a transaction with the Company or, if such a party is found, that it will be willing and able to pay an equivalent or more attractive price than the price to be paid in the proposed merger with WorldCom. In addition, if the financing commitments provided by WorldCom under the merger agreement are terminated, there can be no assurance that the Company will be able to find financing on acceptable terms that will be sufficient to fund the Company's continuing operations.

         In addition, while the merger agreement is in effect, subject to certain exceptions relating to unsolicited offers, the Company is prohibited from soliciting, initiating or encouraging certain extraordinary transactions such as a merger, consolidation, sale of assets or other business combination with any party other than WorldCom. If the Company were to enter into or consummate such a transaction under the circumstances specified in the merger agreement, the Company would be required to pay to WorldCom a termination fee of $135 million and, accordingly, this provision may make it more difficult for the Company to take advantage of what might otherwise constitute a superior proposal for the acquisition of the Company or certain of its assets.

         Under the subordinated note purchase agreement the Company entered into with WorldCom on October 31, 2000, in the event that the Company or Digex enters into or consummates a business combination transaction with a third party under the circumstances described in the agreement, the acquiror would be required to
(1) assume all of WorldCom's obligations under the subordinated note purchase agreement and the related certificate of designation for the Company's Series H Preferred Stock, (2) purchase all of the notes outstanding under the subordinated note purchase agreement and all of the Company's outstanding Series H Preferred Stock, if any, and (3) assume WorldCom's obligations under its guaranty of the Company's Credit Facility. There can be no assurance, however, that the Company will be able to find a third party who is willing to assume these obligations and, accordingly, these provisions may make it more difficult for the Company to take advantage of what might otherwise constitute a superior proposal for the acquisition of the Company or certain of its assets.

         Possible Negative Impacts of the Pendency of the Merger. Since the September 5, 2000 announcement of the proposed merger with WorldCom, Intermedia's business has suffered a number of negative effects due, directly or indirectly, to the pendency of the merger. These effects include the loss of suppliers, customers and employees, some of which are significant to the Company's business. Although Intermedia has attempted to mitigate these effects, the pendency of the merger has created uncertainty in the Company's relationships with its customers, suppliers and employees, and this uncertainty is likely to continue. If the merger agreement is terminated or if the merger is not completed for any reason, there can be no assurance that Intermedia would be able to restore relationships with customers, suppliers and employees that have terminated their affiliation with the Company since the announcement of the merger. Moreover, the loss of these customers, suppliers and employees may have a material adverse effect on the Company's business.

         In addition, since the announcement of the merger, the Company has operated its business under the restrictions imposed by the merger agreement. These restrictions limit the Company's level of capital expenditures, as well as the ability of the Company to grow and expand its business. As a result, if the merger agreement is terminated or if the merger is not completed for any reason, the Company may not be as well positioned to effectuate its historic business plan. The description of the Company's business plans and strategies set forth in this Annual Report assumes that the Company will be able to effectuate its historic business plan with the same degree of efficacy as prior to the announcement of the merger. There can be no assurance, however, that this will be the case.

         Volatility in the Telecommunications Sector

         Over the past year, the telecommunications sector has experienced significant volatility, which has affected the stock price performance of ICPs/CLECs like the Company and Web hosting businesses like Digex. The Company's stock price reached a year 2000 high of $77.325 on March 10, 2000 and a year 2000 low of $3.625 on December 21, 2000. If the merger with WorldCom is not completed, this volatility may continue to have an adverse effect on the Company's stock price performance.

         Dependence on Key Personnel; Employee Retention

         The Company's future performance depends on the continued service of certain members of its senior management team and on its continued ability to attract and retain highly skilled and qualified personnel. The Company does not have long-term employment agreements with any of its key employees. Any uncertainty associated with the Company's ability to continue as a going concern or the proposed merger with WorldCom may cause the Company to lose key employees and may otherwise adversely affect the Company's ability to attract and retain key employees which could in turn have a material adverse impact on the Company's business, financial condition, results of operations and prospects. See also "- Uncertainty about the Company's Ability to Continue as a Going Concern" "- Possible Negative Impacts of the Pendency of the Merger" and
"- Risks Associated with the Proposed Merger with WorldCom".

         Risks Associated with Expansion

         Intermedia has expanded rapidly since its inception and will likely seek to continue this expansion in the near future. Intermedia's rapid growth has increased the Company's operating complexity, as well as the level of responsibility for both existing and new management personnel. In order to manage its expansion effectively, the Company must continue to implement and improve its operational and financial systems and expand, train and manage its employee base.

         Need to Obtain Permits and Rights-of-Way to Implement Network Expansion. Intermedia's growth will likely involve the expansion of its existing networks in order to pursue market opportunities. This expansion would require the Company to, among other things, acquire rights-of-way, pole attachment agreements and any required permits and to finance such expansion. There can be no assurance that the Company will be able to obtain the necessary permits, agreements or financing to expand its existing networks on a timely basis. If the Company cannot expand its existing networks in accordance with its plans, the growth of its business could be materially adversely affected.

         Risk of New Service Acceptance by Customers. Intermedia has recently introduced and will likely continue to introduce new services, which it believes are important to its long-term growth. The success of these services will be dependent upon, among other things, the willingness of customers to accept the Company as the provider of such services. The lack of such acceptance could have a material adverse effect on the growth of the Company's business.

         Potential Diminishing Rate of Growth. During the period from 1995 through 2000, Intermedia's revenues grew at a compound annual growth rate of approximately 93% (including the effect of acquisitions). To the extent that the Company's size continues to increase in the near future, it is likely the Company's rate of growth will decrease.

         Risks Related to Internet Services

         Maintenance of Peering Relationships. The Internet is comprised of many ISPs who operate their own networks and interconnect with other ISPs at various peering points. Intermedia's peering relationships with other ISPs permit it to exchange traffic with other ISPs without having to pay settlement charges. Although the Company meets the industry's current standards for peering, there is no guarantee that other national ISPs will maintain peering relationships with the Company. In addition, the requirements associated with maintaining peering relationships with the major national ISPs may change. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet any new requirements on a timely basis, at a commercially reasonable cost, or at all.

         Potential Liability of On-Line Service Providers. The law in the United States relating to the liability of on-line service providers and ISPs for information carried on, disseminated through or hosted on their systems is currently unsettled. If liability for materials carried on or disseminated through their systems is imposed on ISPs, Intermedia would likely implement measures to reduce its exposure to such liability. Such measures could require the Company to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention on liability issues, as a result of lawsuits, legislation and legislative proposals, could adversely affect the growth of Internet use.

         Potential Exposure of Digex to Lawsuits for Customers' Lost Profits or Other Damages. Because Digex's Web hosting services are critical to its customers' businesses, any significant interruption in its services could result in lost profits or other indirect or consequential damages to its customers. Digex's customers are required to sign server order forms which incorporate Digex's standard terms and conditions. Although these terms disclaim Digex's liability for any such damages, a customer could still bring a lawsuit against Digex claiming lost profits or other consequential damages as the result of a service interruption or other Web site problems that the customer may ascribe to Digex. There can be no assurance that a court would enforce any limitations on Digex's liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. Although Digex believes it may have meritorious defenses to any such claims, there can be no assurance that Digex would prevail. In such cases, Digex could be liable for substantial damage awards. Such damage awards might exceed Digex's liability insurance by unknown but significant amounts, which would seriously harm Digex's business.

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

         Rapid Technological Changes

         Communications technology is changing rapidly. While Intermedia believes, for the foreseeable future, these changes will not materially affect the continued use of its fiber optic networks or materially hinder its ability to acquire necessary technologies, the effect of technological changes on the Company's business, such as changes relating to emerging wire line and wireless transmission technologies, including software protocols, cannot be predicted.

         Competition

         In each of Intermedia's markets, when selling local services, the Company competes with ILECs, which currently dominate their local telecommunications markets. ILECs have longstanding relationships with their customers which may create competitive barriers. ILECs also may have the potential to subsidize their competitive services from revenues they earn from their monopoly services. The Company also faces competition in most markets in which it operates from one or more integrated communications providers or CLECs. In addition. long distance carriers such as AT&T and WorldCom also have entered the local services market. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new or larger competitors. The mergers of WorldCom and MCI, AT&T and Teleport Communications Group, AT&T and Tele-Communications, Inc., Bell Atlantic and GTE and SBC Communications and Ameritech are examples of this trend.

         Over the past several years, legislative initiatives, including the Telecommunications Act, have removed many of the remaining legislative barriers to local competition. Rules adopted to carry out the provisions of the Telecommunications Act, however, remain subject to pending administrative and judicial proceedings. Intermedia cannot predict the impact future regulatory developments may have on its ability to compete. However, if ILECs are not required to interconnect their networks with Intermedia's network on economically feasible terms, or ILECs are permitted to substantially lower their rates or offer significant volume or term discount pricing, the Company's net income and/or cash flow could be materially adversely affected.

         Intermedia's data, Internet, and Web hosting services compete with services offered by ILECs, long distance carriers, very small aperture terminal (satellite dish) providers, Internet service providers, cable operators and others. In particular, the market for Internet services is extremely competitive, and there are limited barriers to entry. When offering long distance services, the Company competes with AT&T, WorldCom, Sprint and others. The Telecommunications Act permits the RBOCs to provide long distance services in the same areas where they now provide local service once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source local and long distance service similar to that being offered by Intermedia. The Company's integration services compete with those offered by equipment manufacturers, RBOCs and other ILECs, long distance carriers and systems integrators.

         The market for managed Web site and application hosting conducted by Intermedia's subsidiary, Digex, is highly competitive. There are few substantial barriers to entry and many of Digex's current competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Digex possesses. Current and potential competitors in the market include Web hosting service providers, Internet service providers, telecommunications companies and large information technology outsourcing firms. Digex's competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Data Return, EDS, Exodus Communications, Globix, Genuity, IBM, Intel, Level 3 Communications, Navisite, PSINet and Qwest Communications International. Digex may be unable to achieve its operating and financial objectives due to this significant competition in the Web hosting industry.

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

REGULATION

         Intermedia is subject to federal, state and local regulation of its telecommunications business as more fully described below. See "Business - Government Regulation." In general, regulation of the telecommunications industry is in a state of transition. With the passage of the Telecommunications Act, Congress sought to foster competition in the telecommunications industry. The Telecommunications Act attempted to create a framework for companies, such as Intermedia, to offer local exchange service for business and residential customers in competition with existing local telephone companies. The Telecommunications Act also sought to open up the long distance market to additional competition by permitting RBOCs to engage in the long distance business, under certain conditions, in the same regions where they now offer local service. These and many other regulations are the subject of ongoing administrative proceedings at the state and federal levels, litigation in federal and state courts, and legislation in federal and state legislatures. The outcome of the various proceedings, litigation and legislation cannot be predicted and might adversely affect Intermedia's business and operations.

         The Telecommunications Act and the issuance by the FCC of rules governing local competition, particularly those requiring the interconnection of all networks and the exchange of traffic among the ILECs and CLECs, as well as pro-competitive policies already developed by state regulatory commissions, have caused fundamental changes in the structure of the markets for local exchange services.

         On January 25, 1999, the United States Supreme Court largely reversed earlier decisions of the Eighth Circuit Court of Appeals and held that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. The Supreme Court stated that the FCC has authority to set guidelines for CLECs to use various portions of the ILEC's network necessary for the CLECs to provide service. These portions of the ILEC's network are called "Unbundled Network Elements" or "UNEs." The Supreme Court also affirmed the FCC's authority to prevent ILECs from refusing to sell to CLECs the ILEC's existing combinations of network elements. The Supreme Court approved the FCC's establishment of "pick and choose" rules regarding interconnection agreements between ILECs and CLECs (which would permit a CLEC to "pick and choose" among various terms of service in different interconnection agreements between the ILEC and other CLECs). The Supreme Court's decision re-establishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. In its decision, the Supreme Court also vacated the FCC's rule that identifies the UNEs that ILECs must provide to CLECs. The Supreme Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make those network elements available to CLECs. In late 1999, the FCC issued its order on remand, reinstating most of the UNEs in light of the statutory standard prescribed by the Supreme Court. The UNEs used by the Company have all been reinstated.

          On July 19, 2000, on remand, the Eighth Circuit rejected one portion of the FCC's rules establishing total element long-run incremental cost ("TELRIC") methodology as a basis for setting rates for ILEC UNEs, collocation and interconnection, but upheld its "forward looking" incremental cost model. The Eighth Circuit also vacated the FCC rules that required ILECs to provide combinations of UNEs that are not currently combined. The Supreme Court has agreed to grant certiorari, and will hear arguments on all three of these issues: the FCC's TELRIC rules; whether the Communications Act requires a "forward looking" costing methodology; and whether the Communications Act requires combinations of UNEs. It is unlikely that the Supreme Court will issue a decision on these matters before next year. The Company is unable to predict the outcome of this case, nor can it predict whether the ILECs or other parties will challenge any rulings or proceedings relating to these issues.

         While the Telecommunications Act and the FCC rules implementing it greatly enhance the opportunity for companies such as Intermedia to compete with ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. Moreover, the FCC recently also has granted ILECs greater flexibility in pricing their services to permit them to better compete with CLECs.

         The Company believes it is entitled to receive reciprocal compensation from ILECs for the transport and termination of Internet traffic as local traffic pursuant to various existing interconnection agreements. Some ILECs have not paid and/or have disputed these charges, arguing the ISP traffic is not local traffic as defined by the various agreements. On February 25, 1999, the FCC ruled that ISP traffic is interstate traffic within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. However, in March 2000, the U.S. Court of Appeals in Washington, D.C. vacated and remanded for further consideration the FCC's decision. The FCC has requested comments on the federal rules to govern compensation for these calls in the future. The FCC has not yet ruled on this compensation issue.

         Prior to the FCC decision, 30 state commissions and several federal and state courts had ruled that reciprocal compensation arrangements under existing interconnection agreements apply to calls to ISPs. However, four states have ruled that in certain situations reciprocal compensation arrangements are not applicable to calls to ISPs under at least some agreements entered into before the FCC decision. Some RBOCs have asked state commissions to reopen decisions requiring the payment of reciprocal compensation on ISP calls. Subsequent to the FCC decision, at least 19 state commissions have reaffirmed their prior determinations or ruled for the first time that reciprocal compensation was due under interconnection agreements existing prior to the FCC decision. In some states where state commissions have ruled that reciprocal compensation should be paid, the amount of such payment is being disputed by the ILEC. In addition, there are ongoing disputes concerning the appropriate treatment of ISP traffic under new interconnection agreements which will be resolved by state commissions and/or the FCC if the parties cannot agree. Concerning new agreements, 19 states have ruled in favor of reciprocal compensation payments, and five states have ruled against it (two states ordered "bill and keep," one classified ISP traffic as non-local and one has discontinued reciprocal compensation pending the outcome of another proceeding). Other states have ongoing proceedings to consider the matter and of course, as a result of the court remand, the FCC also has initiated a further proceeding to deal with reciprocal compensation issues. Because the outcome of these proceedings is unknown, the impact of these proceedings on Intermedia cannot be predicted at this time.

         The Company accounts for reciprocal compensation with the ILECs, including activity associated with Internet traffic, as local traffic pursuant to the terms of its interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. The circumstances surrounding the disputes, including the status of cases that have arisen by reason of similar disputes, are considered by management periodically in determining whether reserves against unpaid balances are warranted. As of December 31, 2000, management has provided reserves of approximately $45 million against reciprocal compensation revenues through March 31, 2000 as a change in accounting estimate. Reciprocal compensation revenues for the remainder of 2000 were recorded at lower rates as a result of the trends described above and which reflect the rates agreed to in the new interconnection agreements with BellSouth for the states of Florida and North Carolina. However, there can be no assurance that management will not determine that further reserves are necessary at some point in the future or that ultimately these receivables will be collected. As of December 31, 2000, approximately $159.7 million of the Company's receivables are related to such reciprocal compensation.

         The regulatory status of telephone service over the Internet is presently uncertain. Intermedia is unable to predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on the Company's business. Other statutes and regulations addressing this service have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such Internet telephone services has not been determined. The FCC has indicated, for example, that voice telecommunications carried over the Internet between two telephone sets using the public switched network may be subject to payment of Universal Service funding obligations, while voice telecommunications using computers rather than telephone sets may not be subject to such obligations. In January of this year, for the first time, a Colorado court ruled that originating and terminating access charges would apply to telephone calls over the Internet. There can be no assurance that new laws or regulations relating to these services or a determination that existing laws are applicable to those services will not have a material adverse effect on the Company's business.

         Risk of Termination, Cancellation or Non-Renewal of Interexchange Agreements, Network Agreements, Licenses and Permits

         Intermedia leases and/or purchases agreements for rights-of-way, utility pole attachments, conduits and dark fiber for its fiber optic networks. Although the Company does not believe any of these agreements will be canceled in the near future, cancellation or non-renewal of certain of such agreements could materially adversely affect the Company's business in the affected metropolitan area. In addition, the Company has certain licenses and permits from local government authorities. The Telecommunications Act requires local government authorities to treat telecommunications carriers and most utilities, including most ILECs and electric companies, in a competitively neutral, non-discriminatory manner to afford alternative carriers access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions. There can be no assurance that the Company will be able to maintain its existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement its strategy on acceptable terms. The Company and Williams entered into an agreement in March 1998 which, as amended in March 1999, provides the Company with a 20 year indefeasible right of use from Williams for high capacity transport of the Company's integrated voice and data services, connecting major markets throughout the continental United States. The indefeasible right of use may be terminated by Williams if the Company fails to make the required payments and, in the event of a bankruptcy of Williams, the indefeasible right of use may be rejected by Williams in a bankruptcy.

         Business Combinations

         Although the Company would currently be prohibited from doing so under the terms of the merger agreement with WorldCom, Intermedia has in the past from time to time held, preliminary discussions with (i) potential investors (both strategic and financial) who have expressed an interest in making an investment in or acquiring the Company and (ii) potential joint venture partners looking toward the formation of strategic alliances that would expand the reach of the Company's networks or services without necessarily requiring an additional investment in the Company. In addition to providing additional growth capital, the Company believes that an alliance with an appropriate strategic investor would provide operating synergy to, and enhance the competitive positions of both the Company and the investor within the rapidly consolidating telecommunications industry. The merger agreement with WorldCom would currently prohibit the Company from exploring or entering into any such arrangements and, in the event that the merger agreement were terminated for any reason, there can be no assurance that agreements for any of the foregoing could be reached.

         Lack of Dividend History

         Intermedia has never declared or paid any cash dividends on its common stock, and the Company does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the Company's earnings and capital requirements, debt and other factors. The Company intends to retain earnings, if any, to finance the development and expansion of its business. In addition, the terms of the Company's outstanding debt, preferred stock, as well as the merger agreement with WorldCom, currently restrict the payment of dividends on its Common Stock.

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

         Shares Eligible for Future Sale

         Future sales of shares of Intermedia's common stock by existing stockholders or the issuance of shares of the Company's common stock upon exercise of options or warrants or conversions of convertible securities, could materially adversely affect the market price of the Company's common stock and could impair its future ability to raise capital through an offering of equity securities. Substantially all of the Company's outstanding shares of common stock are covered by effective registration statements or are transferable without restrictions under the Securities Act of 1933. The Company cannot make any predictions as to the effect market sales of such common stock or the availability of such common stock for future sale will have on the market price of the Company's common stock from time to time.

         Impact of Year 2000

         Intermedia did not experience any Year 2000 related problems with its software and hardware systems, with its products, with its significant suppliers, customers and critical business partners or with its operating environment. Accordingly, management believes that Year 2000 issues no longer pose a threat to the results of operations or financial condition of Intermedia.

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

ITEM 2.  PROPERTIES

     Intermedia leases its principal administrative, marketing, warehouse and service development facilities in Tampa, Florida and leases other space for storage of its electronics equipment and for administrative, sales and engineering functions in other cities where Intermedia operates networks and/or performs sales functions. Intermedia believes that its properties are adequate and suitable for their intended purposes.

     As of December 31, 2000, Intermedia's total telecommunications and equipment in service consisted of telecommunications equipment (60%), fiber optic cable (18%), furniture and fixtures (11%), leasehold improvements (6%) and construction in progress (5%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of Intermedia's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by Intermedia.

ITEM 3.  LEGAL PROCEEDINGS

         The Delaware Digex Stockholders Litigation

         Between September 5, 2000, and October 4, 2000, thirteen purported class action and/or derivative suits were filed against Intermedia, Digex, certain directors of Digex and, in some cases, WorldCom, in the Court of Chancery of the State of Delaware (the "Court" or the "Chancery Court"). These actions were captioned:

         -        Yassin v. Intermedia et al., C.A. No. 18290-NC;

         -        Hug v. Intermedia et al., C.A. No. 18289-NC;

         -        Taam Assocs. v. Intermedia et al., C.A. No. 18291-NC;

         -        Reynoldson v. Intermedia et al., C.A. No. 18311-NC;

         -        Prince v. Intermedia et al., C.A. No. 18304-NC;

         -        Turberg v. Intermedia et al., C.A. No. 18322-NC;

         -        Reiner v. Digex et al., C.A. No. 18297-NC;

         -        Kalabsa v. Digex et al., C.A. No. 18317-NC;

         -        TCW Technology L.P. v. Intermedia, et al., C.A. No. 18336-NC;

         -        Steinberg et al. v. Ruberg, et al., C.A. No. 18293-NC;

         -        Crandon Capital Partners v. Ruberg, et al., C.A. No. 18310-NC;

         - Kansas Public Employees Retirement Serv. v. Intermedia, et al., C.A. No. 18390-NC; and

         -        Sinha v. Ruberg, et al., C.A. No. 18391-NC.


         Each of these complaints alleged that Intermedia and some or all of the directors of Digex breached their fiduciary duties to the minority stockholders of Digex in connection with the merger and several complaints alleged that WorldCom aided and abetted these purported breaches of fiduciary duty.

         In response to a motion by TCW Technology, the Chancery Court granted expedited discovery and scheduled a hearing for November 29, 2000, to consider TCW Technology's motion for a preliminary injunction of the merger. On October 17, 2000, the Chancery Court ordered all 13 purported derivative and class action lawsuits listed above to be consolidated into a single action and appointed TCW Technology and Kansas Public Employment Retirement Systems as the lead plaintiffs and their lawyers as lead counsel. The Chancery Court also directed the lead counsel to file a consolidated amended complaint on behalf of all plaintiffs.

         Pursuant to the Chancery Court's instructions, on October 19, 2000, the lead counsel filed a "Consolidated Class Action and Derivative Complaint" captioned In re Digex, Inc. Shareholders Litigation, Consol. C.A. No. 18336-NC. The consolidated complaint named as defendants Intermedia, six of Digex's eight directors, and WorldCom. Digex was named as a "nominal defendant" in the consolidated action (the "Delaware Digex Stockholders Litigation"). The consolidated complaint alleged that the director defendants and Intermedia breached their fiduciary duties by causing Digex to provide confidential information to Intermedia's financial advisor, by allegedly planning and structuring the merger to benefit Intermedia at the expense of Digex's minority stockholders, and by allegedly usurping a corporate opportunity of Digex. The consolidated complaint further alleged that certain directors of Digex breached their fiduciary duties when they voted to waive the potential application of
Section 203 of the General Corporation Law of the State of Delaware ("Section 203") as to WorldCom. The consolidated complaint also asserted that WorldCom and, with respect to claims against the directors, Intermedia, aided and abetted certain of these breaches of fiduciary duty. The consolidated complaint sought to enjoin, preliminarily and permanently, the waiver of the applicability of
Section 203 and the consummation of the merger, and also requested damages on behalf of the class and Digex.

         Following expedited discovery, the parties filed briefs with the Chancery Court on plaintiffs' motion for a preliminary injunction. The Chancery Court heard arguments at a hearing held on November 29, 2000. Following the hearing, the Chancery Court directed the parties to file supplemental briefs regarding whether Section 203 would apply to WorldCom as a result of the merger.

         On December 13, 2000, the Chancery Court denied plaintiffs' motion for preliminary injunctive relief, concluding that the plaintiffs were unlikely to succeed on the merits of their claim that the defendants usurped a Digex corporate opportunity. The Chancery Court further noted that it had determined, at least preliminarily, that after a full trial on the merits, the plaintiff minority stockholders would be likely to succeed in showing that the defendant Digex directors breached their fiduciary duties in connection with their decision to vote in favor of the Section 203 waiver and that the plaintiffs could be entitled to a range of potential remedies, including monetary damages.

         On January 10, 2001, the Chancery Court set a trial date of May 14, 2001, for a trial on the merits of the plaintiffs' claims.

         On January 22, 2001, plaintiffs filed a "Corrected Amended Consolidated Class Action and Derivative Complaint" that dropped two Digex directors as defendants (Messrs. Knapp and Shull). The amended consolidated complaint also added a claim alleging that the defendant directors breached their fiduciary duties by failing to conduct an auction for the sale of Digex as purportedly required by Delaware law. The amended consolidated complaint further added claims against Intermedia for promissory estoppel and equitable estoppel based on Intermedia's alleged representation that any transaction resulting from Intermedia's review of strategic alternatives would include a sale of Digex's minority shares. Although these new claims had not been previously included in the pleadings, the plaintiffs had raised each of these claims in their oral and written arguments before the Chancery Court on the motion for a preliminary injunction. In the December 13, 2000 opinion denying the motion for a preliminary injunction, the Chancery Court found that plaintiffs had not shown a reasonable likelihood of success on the merits of the estoppel claim or the duty to auction claim.

         Between December 19, 2000, and February 14, 2001, the parties engaged in expedited discovery in preparation for the May 14th trial. During that time, the parties and a special committee of the Digex board of directors also engaged in discussions regarding a possible settlement of the lawsuit.

         On February 15, 2001, the parties, through their counsel, entered into a memorandum of understanding setting forth the preliminary terms of a settlement of the action. The proposed settlement, which is conditioned on consummation of the merger and preliminary and final approval by the Chancery Court, would resolve all claims asserted or which could have been raised in the Delaware Digex Stockholders Litigation. The principal terms of the proposed settlement include, among other things, that:

         - Concurrent with the completion of the merger, WorldCom will contribute $165 million in freely tradeable WorldCom common stock to a settlement fund;

         - the settlement fund, less any award of fees and expenses to plaintiffs' counsel, will be distributed to certain members of the class of plaintiffs in the Delaware Digex Stockholders Litigation;

         - WorldCom will reimburse Digex for up to $15 million in fees and expenses incurred by Digex in connection with the lawsuit, the evaluation of various potential transactions involving Digex, and the costs of notice and administration in connection with the settlement;

         - WorldCom will enter into certain commercial arrangements with Digex;

         - Intermedia and WorldCom will take steps to amend the Digex certificate of incorporation to establish certain corporate governance procedures to be followed by the Digex board in future transactions with WorldCom and Intermedia; and

         - the approval of the WorldCom/Intermedia merger by the Digex board pursuant to Section 203 will no longer be subject to challenge and WorldCom will not be subject to any restrictions under Section 203 relating to future business combinations with Digex.

Subject to a number of conditions, including preliminary and final Chancery Court approval, plaintiffs will dismiss the lawsuit with prejudice and release all claims of the class and all derivative claims arising out of the subject matter of the lawsuit.

         On March 5, 2001, the parties presented the settlement to the Chancery Court and on that date, the Chancery Court ordered, among other things, that the terms of the settlement be presented to record holders of shares of Digex common stock (other than the defendants in the Delaware Digex Stockholders Litigation and their affiliates) at any time during the period from and including August 31, 2000, through and including March 2, 2001, through published and mailed notice. The Court further ordered that the settlement would be presented for approval at a hearing in Wilmington, Delaware on April 6, 2001. There can be no assurance, however, that the settlement will be approved by the Chancery Court as presented. Moreover, one or more interested parties may object to the settlement and, in the event that the settlement is approved by the Chancery Court, one or more interested parties would be entitled to appeal the decision of the Chancery Court. If this were to occur, the final approval of the settlement may be delayed substantially. Nevertheless, the parties to the settlement intend to use their reasonable best efforts to obtain the required Chancery Court approval of the settlement at the earliest practicable date.

         The Florida Intermedia Stockholders Litigation

         On November 22, 2000, Joan Monteforte, a stockholder of Intermedia, filed a "Class Representation Complaint" on behalf of the stockholders of Intermedia in the Circuit Court in and for Hillsborough County, Florida. The complaint alleged that Intermedia and its directors breached their fiduciary duties owed to the stockholders of Intermedia in connection with their negotiation of the merger. The complaint sought equitable relief and damages on behalf of a class consisting of the stockholders of Intermedia.

         On February 5, 2001, plaintiff voluntarily dismissed three of the director defendants from the lawsuit (Messrs. Knapp, Navab and Greene).

         Beginning in January 2001, plaintiff coordinated her discovery in this action with the discovery taken in the action filed on behalf of Digex and its minority stockholders in the Chancery Court, which is discussed above. Plaintiff also initiated her own discovery. In response to plaintiff's document demands, defendants produced numerous documents. Defendants also provided plaintiff with copies of the transcripts of depositions of Intermedia's directors, officers and agents that were taken in connection with the Delaware Digex Stockholders Litigation.

         After engaging in discovery, plaintiff prepared and served a "First Amended Class Representation Complaint". The amended complaint alleges that defendants breached their fiduciary duties owed to Intermedia's stockholders in connection with the negotiation and September 1, 2000 approval of the merger agreement. In particular, the amended complaint alleges that the Intermedia board of directors failed to negotiate appropriate material adverse effect and termination fee clauses in the merger agreement. Plaintiff alleges that, as a result of these purported breaches of fiduciary duty, WorldCom could more easily decline to consummate the merger, thereby injuring the stockholders of Intermedia. The amended complaint sought to enjoin, preliminarily and permanently, defendants, and all persons acting in concert with them, from terminating or allowing WorldCom to terminate the merger agreement, as well as to recover damages for the alleged breaches of fiduciary duties.

         The plaintiff in this lawsuit carefully monitored the proceedings in the Delaware Digex Stockholders Litigation. In February 2001, as part of the effort to settle the Delaware action, and thereby eliminate a potential impediment to the merger, WorldCom and Intermedia negotiated changes to the merger agreement, which eventually led to the execution, on February 15, 2001, of the first amendment to the merger agreement.

         Through formal and informal discovery, plaintiff's counsel reviewed the amendment to the merger agreement before it was approved by Intermedia's board of directors. Plaintiff was provided with information and analyses, and, through her advisors, conducted her own independent analyses, of the amendment to the merger agreement. In the course of performing those analyses, plaintiff's counsel discussed with Intermedia's financial advisor, Bear, Stearns & Co. Inc., various analyses that Bear Stearns had performed in connection with its evaluation of the revised merger, general market conditions affecting Intermedia, the overall financial condition of Intermedia and other financial issues regarding the revised merger.

         As a result of these analyses, plaintiff and her advisors concluded that the merger and the amended merger agreement are fair to the stockholders of Intermedia and provided grounds for the settlement of the claims brought on behalf of Intermedia's stockholders. Thus, on February 14, 2001, based on the benefits provided to Intermedia's stockholders in the merger and the amended merger agreement, the parties entered into a memorandum of understanding that contemplates the dismissal of this lawsuit with prejudice and a release of all claims of the Intermedia stockholders arising out of the subject matter of the lawsuit.

         On February 23, 2001, the parties filed a stipulation of settlement with the Circuit Court. The Circuit Court scheduled a hearing for February 27, 2001 to consider, preliminarily, the settlement, the motion for class certification and the proposed notice to the stockholders. At the February 27th hearing, the Circuit Court scheduled a final hearing for consideration of the settlement to be held on April 20, 2001. There can be no assurance, however, that the settlement will be approved by the Circuit Court as presented. Moreover, one or more interested parties may object to the settlement and, in the event that the settlement is approved by the Circuit Court, one or more interested parties may be entitled to appeal the decision of the Circuit Court. If this were to occur, the final approval of the settlement may be delayed substantially. Nevertheless, the parties to the settlement intend to use their reasonable best efforts to obtain the required court approval of the settlement at the earliest practicable date.

         Other Litigation

         On or about February 23, 2001, Intermedia, David C. Ruberg, John C. Baker, Philip A. Campbell and Robert M. Manning (the "Intermedia Defendants)," were added as defendants in an amendment to an action captioned, Scheiner et al.
v. WorldCom, Inc. et al., C.A. No. 3:00CV 932 BN (S.D. Miss.). The action, as originally filed on or about December 5, 2000 as a purported class action on behalf of Intermedia stockholders, alleged that WorldCom, Bernard J. Ebbers and Scott Sullivan (the "WorldCom Defendants") committed violations of the federal securities laws. The complaint alleges that the price of WorldCom stock was artificially inflated as a result of the WorldCom Defendants' alleged misrepresentations about various aspects of WorldCom's business operations and that during that time, Messrs. Ebbers and Sullivan sold significant amounts of their WorldCom stock. Plaintiffs further allege that as a result of the merger agreement, Intermedia's stock was also artificially inflated, and that when the true facts concerning WorldCom were revealed, WorldCom's and Intermedia's stock prices fell. The plaintiffs filed an amended and supplemental class action complaint on February 23, 2001 adding the Intermedia Defendants as parties. Plaintiffs allege in the amended complaint, among other things, that Intermedia's representations in the merger agreement regarding Section 203 were false and misleading in that the representations led the securities markets to believe that the Section 203 waiver had been validly obtained. Plaintiffs seek an unspecified amount of damages. The Intermedia Defendants believe the claims asserted against them are meritless and intend to vigorously defend against the claims.

         See Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for discussion of the reciprocal compensation litigation and other disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 18, 2000, a special meeting of Intermedia's stockholders was held for the purpose of voting on a proposal to adopt the Agreement and Plan of Merger, dated as of September 1, 2000, by and among Intermedia, WorldCom, and Wildcat Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom ("Merger Sub"), and to approve the transactions contemplated thereby, including the merger of Intermedia with and into Merger Sub. At the December 18th special meeting, Intermedia's stockholders voted to adopt the proposed merger agreement and approve the transactions contemplated thereby.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Intermedia's Common Stock trades on The Nasdaq National Market under the symbol "ICIX". As of December 31, 2000, based upon 167 holders of record of the Common Stock and an estimate of the number of individual participants represented by security position listings, there are approximately 18,260 beneficial holders of the Common Stock. The approximate high and low bid prices for the Common Stock tabulated below are as reported by The Nasdaq National Market and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.


QUARTER                                                                           HIGH        LOW
-------                                                                         --------    --------

1999
         First.............................................................     $28.5625    $13.0625
         Second............................................................     $39.5000    $21.1250
         Third.............................................................     $37.8750    $18.2500
         Fourth............................................................     $42.6875    $20.0000

2000
         First.............................................................     $77.3125    $32.7500
         Second............................................................     $50.9375    $23.8750
         Third.............................................................     $33.8125    $14.8750
         Fourth............................................................     $29.3750    $ 3.5313

         Holders of shares of Common Stock are entitled to dividends, when and if declared by the Company's Board of Directors, out of funds legally available therefor. Intermedia has never declared or paid cash dividends on its Common Stock. Intermedia intends to retain its earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the terms of Intermedia's outstanding indebtedness and preferred stock, as well as the terms of the merger agreement with WorldCom, restrict the payment of dividends. When such restrictions no longer exist, the decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including Intermedia's results of operations, financial condition and capital requirements, business conditions and other factors. The payment of dividends on the Common Stock is also subject to the preference applicable to the outstanding shares of Intermedia preferred stock and to the preference that may be applicable to any shares of Intermedia's preferred stock issued in the future.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 17, 2000, the Company closed on a $200 million investment from an affiliate of Kohlberg, Kravis, Roberts & Co. ("KKR"). In exchange for this investment, the Company issued 200,000 shares of Series G Junior Convertible Preferred Stock (the "Series G Preferred Stock") (aggregate liquidation preference of $200 million) in a private placement transaction. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. At the Company's option, dividends are payable in cash, through the issuance of shares of Common Stock of the Company, or by some combination thereof. The Series G Preferred Stock is redeemable, at the option of the Company, at any time on or after February 17, 2005 at rates commencing with 103.5% declining to 100% on February 17, 2008. Net proceeds to the Company were approximately $188 million. The proceeds from this investment were used for general corporate purposes and telecommunications related purchases.

         In addition, KKR received warrants to purchase 1,000,000 shares of the Company's Common Stock at $40 per share and warrants to purchase 1,000,000 additional shares of the Company's Common Stock at $45 per share. Based upon representations by the purchasers, the issuances were made in reliance on the exemption from the registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL AND OTHER OPERATING DATA

         The selected financial data and balance sheet data presented below as of and for the five years in the period ended December 31, 2000 have been derived from the consolidated financial statements of Intermedia, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

         The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business" and the Consolidated Financial Statements of Intermedia and the notes thereto, included elsewhere in this Annual Report. "Item 1. Risk Factors--Uncertainty about the Company's Ability to Continue As A Going Concern"

                                                                          YEAR ENDED DECEMBER 31,
                                                        1996           1997           1998           1999           2000
                                                    ------------------------------------------------------------------------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STATISTICAL DATA)
SELECTED FINANCIAL DATA:
   Revenue ........................................    $ 103,397     $  247,899     $  712,783     $  906,035     $1,036,845
   Expenses
     Network expenses, facilities
       administration and maintenance,
       and cost of goods sold .....................       81,105        199,139        468,780        557,959        667,791
     Selling, general and administrative ..........       35,637         96,995        213,023        294,382        470,205
     Depreciation and amortization ................       19,836         53,613        229,747        329,303        467,224
     Deferred compensation ........................          973          1,603          2,086          1,540          7,229
     Charge for in-process R&D(1) .................           --         60,000         63,000             --             --
     Business Restructuring, merger-related and
       other charges (2) ..........................           --             --         53,453         27,922         18,140
                                                       ---------     ----------     ----------     ----------     ----------
                                                         137,551        411,350      1,030,089      1,211,106      1,630,589
                                                       ---------     ----------     ----------     ----------     ----------
   Loss from operations ...........................      (34,154)      (163,451)      (317,306)      (305,071)      (593,744)
   Other income (expense)
     Interest expense .............................      (35,213)       (60,662)      (205,760)      (295,900)      (265,679)
     Gain on sale of Digex stock ..................           --             --             --             --        864,321
     Interest and other income ....................       12,168         26,824         35,837         35,752         44,743
     Income tax provision .........................           --             --             --             --         (7,669)
                                                       ---------     ----------     ----------     ----------     ----------
   Net income (loss) before minority interest .....      (57,199)      (197,289)      (487,229)      (565,219)        41,972
   Minority interest in net loss of subsidiary ....           --             --             --          6,793         52,869
                                                       ---------     ----------     ----------     ----------     ----------
   Net income (loss) before extraordinary item
       and cumulative effect of a change in
       accounting principles.................. ....      (57,199)      (197,289)      (487,229)      (558,426)        94,841
   Extraordinary gain (loss) on early
       extinguishment of debt, net of tax (3) .....           --        (43,834)            --             --         17,915
   Cumulative effect of a change in accounting
       principle...................................           --             --             --             --           (166)
                                                       ---------     ----------     ----------     ----------     ----------
   Net income (loss) ..............................      (57,199)      (241,123)      (487,229)      (558,426)       112,590
   Preferred stock dividends and
     accretions ...................................           --        (43,742)       (90,344)       (92,455)      (120,641)
                                                       ---------     ----------     ----------     ----------     ----------
   Net loss attributable to common
       stockholders ...............................    $ (57,199)    $ (284,865)    $ (577,573)    $ (650,881)        (8,051)
                                                       =========     ==========     ==========     ==========     ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss before extraordinary item,
     including preferred stock
     dividends and accretions .....................    $   (2.04)    $    (7.23)    $   (13.23)    $   (12.91)    $     (.48)
   Extraordinary item(3) ..........................           --          (1.31)            --             --            .33
   Cumulative effect of a change in accounting
       principle...................................           --             --             --             --             --
                                                       =========     ==========     ==========     ==========     ==========
   Net loss per common share ......................    $   (2.04)    $    (8.54)    $   (13.23)    $   (12.91)    $     (.15)
                                                       =========     ==========     ==========     ==========     ==========
   Weighted average number of shares
     outstanding ..................................       28,035         33,340         43,645         50,431         53,683
                                                       =========     ==========     ==========     ==========     ==========

                                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1996            1997           1998          1999            2000
                                                           -------------------------------------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
OTHER DATA:
   EBITDA before certain charges(4) ..................     $ (13,345)     $ (48,235)     $  30,980      $  53,694      $(101,151)

   Net cash used in operating activities .............     $  (7,756)     $ (59,073)     $(140,192)     $(224,184)     $(197,183)
   Net cash provided by (used in) investing activities      (134,365)      (775,717)      (959,864)      (602,301)       304,075
   Net cash provided by (used in) financing activities       280,670      1,402,167        730,744        679,701       (232,955)
Capital expenditures .................................       130,590        260,105        492,421        601,880        602,695
Transport Services:(5)
   ABN Revenue Ready Buildings(6) ....................            --             --             --            649            788
   Route miles .......................................           655            757            839          1,711          2,234
   Fiber miles .......................................        24,122         34,956         41,398         49,523         65,201
Enhanced Data Services:(5)
   Nodes(7) ..........................................         9,777         20,209         35,268         48,973         59,455
   Switches ..........................................            89            136            177            185            208
Local and Long Distance Services:(5)
   Voice switches in operation .......................             5             16             23             29             29
   Access line equivalents ...........................         7,106         81,349        347,584        501,094        645,232
Employees ............................................           874          2,036          3,931          5,073          5,874
Balance Sheet Data:
   Cash and cash equivalents(8) ......................     $ 189,546      $ 756,923      $ 387,611        240,827        114,726
   Working capital(9) ................................       206,029        747,246        393,676        333,981        111,132
   Total assets ......................................       512,940      1,874,970      3,049,019      3,296,422      3,484,472
   Long-term obligations and preferred
     stock (including current maturities) ............       358,507      1,941,219      3,234,674      3,938,046      3,668,808
   Total stockholders' equity (deficit) ..............       114,230       (140,009)      (370,648)      (852,705)      (597,024)

(1) A one time charge to earnings was recorded as a result of the purchase of in process research and development ("R&D") in connection with the acquisition of DIGEX of $60,000 and with the acquisition of Shared Technologies Fairchild, Inc. ("Shared") of $63,000.

(2) Restructuring charges include costs associated with management's plan to transform its separate operating companies into one integrated communications provider in 1998, 1999 and 2000. The merger related expenses in 2000 are associated with the planned acquisition of Intermedia by WorldCom.

(3) Intermedia incurred extraordinary charges in 1997 and 2000 related to early extinguishment of debt.

(4) EBITDA before certain charges consists of earnings (net income (loss) before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business restructuring, merger-related and other costs associated with the restructuring program announced by the Company in April 1998. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

(5) Amounts reflected in the table are based upon information contained in Intermedia's operating records.

(6) Beginning in January 1999, Intermedia changed its definition of "ABN revenue ready buildings" to include buildings with license agreements that either have an installed multi-tenant full service platform or are located in an Intermedia switch city and service area. Intermedia believes the new definition is more relevant to this sector of the business.

(7) Amount represents an individual point of origination and termination of data served by Intermedia's enhanced network.

(8) Cash and cash equivalents excludes restricted investments of $26,675, $6,853, $7,930, $10,252 and $15,450 in 1996, 1997, 1998, 1999, and 2000
         respectively.

(9) Working capital includes the restricted investments referred to in Note 9 above as to which restrictions either lapse within one year or will be used to pay current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting through Digex, local and long distance, and integration services to business and government customers. Intermedia is a significant nationwide frame relay provider in the United States, a leading Internet service provider, the largest shared tenant telecommunications service provider in the United States, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its publicly traded subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments: integrated communications and Web site and application hosting services. Intermedia uses a management approach to report financial and descriptive information about its operating segments. Where significant, the revenue, profitability, and cash needs of the Web site and applications hosting segment are discussed below.

         Intermedia believes it is well positioned to take advantage of technical, regulatory and market dynamics that currently promote demand for a fully integrated set of communications services. Intermedia's services include high quality guarantees, customer service and technical support for design, implementation, and operations. Through a combination of internally generated growth and targeted acquisitions, Intermedia has expanded its service territory and substantially increased its customer base since its inception in 1986.

         Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data and Internet services to its customers on an extensive intercity network that connects its customers to locations nationwide. Through its 1,081 NNIs and 208 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. Intermedia's nationwide interexchange network carries both its data and voice network traffic.

         In March 1998, Intermedia and Williams executed a Capacity Purchase Agreement which, as amended in March 1999, provides Intermedia with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement covers approximately 14,000 route miles.

         On March 10, 1998, Intermedia completed its acquisition of Shared Technologies Fairchild, Inc. ("Shared"), a shared tenant communications services provider and systems integrator. Aggregate cash consideration for the acquisition was approximately $782.6 million and was funded with Intermedia's existing cash reserves in March 1998. For convenience, the operating results of Shared are included in Intermedia's consolidated financial statements commencing on January 1, 1998.

         On March 31, 1998, Intermedia acquired the Long Distance Savers group of companies (collectively, "LDS"), a regional interexchange carrier. Aggregate consideration for the acquisition was approximately $15.7 million in cash, plus 5,320,048 shares of Intermedia's common stock, valued at approximately $137.2 million, the retirement of $15.1 million in LDS's long-term debt and acquisition related expenses of $3.3 million. The cash portion of the acquisition was funded with Intermedia's existing cash reserves in March 1998. The operating results of LDS for the one day of ownership during the first quarter of 1998 are considered immaterial. The operating results of LDS are included in Intermedia's consolidated financial statements commencing on April 1, 1998.

         On April 30, 1998, Intermedia completed the acquisitions of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, "National"), an emerging switch-based competitive local exchange carrier and established interexchange carrier. Aggregate consideration for the acquisition was approximately $59.5 million in cash, plus 2,909,796 shares of Intermedia's common stock, valued at approximately $88.7 million, the retirement of $2.8 million in National's long-term debt, and $2.6 million in acquisition related costs. The cash portion of the acquisition was funded with Intermedia's existing cash reserves in April 1998. The operating results of National are included in Intermedia's consolidated financial statements commencing on April 1, 1998.

         On April 29, 1998, Intermedia announced that it had committed resources to a restructuring program (the "Program"), a plan to implement the integration of acquired businesses to maximize the synergies that will be realized and to reduce future costs. During the second quarter of 1998, Intermedia developed and began implementation of the Program which was designed to streamline and refocus Intermedia's operations and transform Intermedia's five separate operating companies into one integrated communications provider. The significant activities included in the Program were (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement; (ii) consolidation and integration of the sales forces of Intermedia and the recently acquired companies, including the integration of Intermedia's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems, including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses, including the elimination of headcount and related costs.

         In connection with the adoption of the Program, Intermedia recorded a restructuring charge during the second quarter of 1998 of approximately $32.3 million, which was reduced in the third and fourth quarters of 1998 by $13.5 million, upon renegotiation of a contract and other changes. Intermedia also expensed other business restructuring and integration costs associated with the Program of $34.7 million, $27.9 million , and $9.4 million, in 1998, 1999, and 2000, respectively.

         In April 1999, Intermedia announced that it had entered into a strategic alliance with Rhythms NetConnection. This agreement allows Intermedia to purchase DSL transport to provide additional telecommunications services such as high speed Internet access, local and long distance services, and frame relay to Intermedia's small and medium sized customers on a more economical basis. Intermedia has implemented DSL technology using its own network facilities for its shared tenant services (Advanced Building Networks) buildings to provide greater bandwidth for data, voice and Internet access. The Rhythms NetConnection alliance will enable Intermedia to increase its existing market coverage for DSL services.

         Due to its ability to provision nationwide data services, Intermedia announced in August 1999 that it was selected by Verizon (formerly Bell Atlantic) to provide frame relay services to Verizon's out-of-region customers. Intermedia believes this arrangement offers customers a single point of contact for sales and customer care and will enable Intermedia to benefit from Verizon's customer relationships and distribution abilities and thereby sell additional frame relay services. (This is in addition to the preferred provider partnerships Intermedia entered into with US West (now Qwest) and Ameritech (now
SBC) in 1998 to provide out-of-region data services.) Intermedia expects a continued positive revenue impact from the strategic partnerships referred to above.

         In August 1999, Digex sold 11.5 million shares of its Class A Common Stock in an initial public offering. In February 2000, Digex completed a second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock. Also, as part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex Class A Common Stock including the over-allotment option by the underwriters for 1,650,000 shares. Intermedia owns approximately 61.6% ownership of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.1% voting interest in Digex. The net proceeds from the Digex offering were approximately $913.8 million and were used to purchase telecommunications related assets and repurchase senior debt due to restrictions in Intermedia's debt instruments.

         In 2000, Intermedia introduced its IntermediaOne(TM) service, which provides integrated voice, dedicated Internet access, and data communications over a common access facility and on a single bill to small and medium size businesses. Available in 53 cities, IntermediaOne(TM) provides unified messaging, high-speed frame relay, Web hosting, dial-up Internet services, firewall protection and a full array of voice features, providing a simple, cost effective and scalable solution for Intermedia's business customers.

PLAN OF OPERATION

         Intermedia believes its revenue growth will be generated primarily from its data, Internet and Web hosting and Local access and voice services. Based on Intermedia's analysis of FCC market data and its knowledge of the industry, Intermedia estimates that the market for data and voice services currently exceeds $100.0 billion within its service territory.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of Intermedia expressed in percentages of revenue:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1998          1999      2000
                                                                                --------      --------  --------
Revenues:
     Data, Internet and Web hosting ..................................             36.7%        39.9%     51.6%
     Local access and voice ..........................................             49.1         45.7      33.3
     Integration .....................................................             14.2         14.4      15.1
                                                                                  -----        -----     -----
                                                                                  100.0        100.0     100.0
Expenses:
     Network expenses ................................................             47.4         41.0      37.2
     Facilities administration and maintenance .......................              9.3         11.4      17.1
     Cost of goods sold ..............................................              9.1          9.2      10.2
     Selling, general and administrative .............................             29.9         32.5      45.3
     Depreciation and amortization ...................................             32.2         36.3      45.1
     Deferred compensation ...........................................               .3           .2        .7
     Charge-off of purchased in-process R&D ..........................              8.8           --        --
     Business restructuring, merger-related and other charges ........              7.5          3.1       1.7
                                                                                  -----        -----     -----
Loss from operations .................................................            (44.5)       (33.7)    (57.3)
Other income (expense):
     Interest expense ................................................            (28.9)       (32.6)    (25.6)
     Gain on sale of Digex stock .....................................               --           --      83.4
Interest and other income ............................................              5.0          3.9       4.3
                                                                                  -----        -----     -----
Net income (loss) before minority interest, income taxes, and
     extraordinary item ..............................................             68.4)       (62.4)      4.8
Income tax provision .................................................               --           --       (.7)
                                                                                  -----        -----     -----
Income (loss) before minority interest and extraordinary item ........            (68.4)       (62.4)      4.1
Minority interest in net loss of subsidiary ..........................               --           .7       5.1
                                                                                  -----        -----     -----
Net income (loss) before extraordinary item and cumulative
effect of a change in accounting principle............................            (68.4)       (61.6)      9.2
Extraordinary gain on early extinguishment of debt, net of taxes .....               --           --       1.7
Cumulative effect of a change in accounting principle.................               --           --        --
                                                                                  -----        -----     -----
Net income (loss) ....................................................            (68.4)       (61.6)     10.9
Preferred stock dividends and accretions .............................            (12.7)       (10.2)    (11.6)
                                                                                  -----        -----     -----
Net loss attributable to common stockholders .........................            (81.0)%      (71.8)%     (.7)%
                                                                                  =====        =====     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Intermedia's revenue grew from $906.0 million to $1,036.9 million or 14.4% from 1999 to 2000. Revenue in 1999 and 2000 for Intermedia's product lines were as follows:

                                                                          INCREASE
                                                1999          2000        (DECREASE)
                                              --------      --------      ---------
Data, Internet and Web hosting .......        $  361.5      $    534.4    $  172.9
Local access and voice ...............           414.2           345.6       (68.6)
Integration ..........................           130.3           156.9        26.6
                                              --------      ----------    --------
                                              $  906.0      $  1,036.9    $  130.9
                                              ========      ==========    ========

         The overall increase in revenue was due to strong growth in the Company's Web site and application hosting services segment and continued expansion of Intermedia's frame relay and Internet networks. Intermedia's core strategic revenue categories continue to grow, and the Company plans to maintain its emphasis on sales of data, Internet, and Web hosting, as well as local access and voice as the core components of its revenue growth going forward.

         Data, Internet and Web hosting revenue increased by $172.9 million or 47.8% to $534.4 million in 2000 compared to $361.5 million in 1999. The Digex Web site and application hosting services segment revenues increased by $108.3 million during this period due to a significant increase in the number of managed servers per customer and a 12% growth in customers year over year. The installed base of servers at Digex increased 82% to 4,216 at December 31, 2000 compared to 2,311 at December 31, 1999. Intermedia also experienced strong growth from its frame relay and Internet networks during this period. Intermedia's data network expanded by 200 NNI connections, 10,482 frame relay nodes and 23 data switches since December 31, 1999.

         Local access and voice revenue decreased 16.6% to $345.6 million in 2000 compared to $414.2 million in 1999. This decrease was principally due to decreases in long distance revenue as well as a change in booking rates for reciprocal compensation in 2000. The decrease in long distance revenue was primarily a result of per minute pricing declines experienced industry-wide. In addition, Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand-alone basis. Reciprocal compensation revenue from certain ILECs decreased by approximately $39.3 million from the same period last year due to the change in booking rates for reciprocal compensation in 2000, as well as the negotiation of lower rates on a going-forward basis. The decrease was partially offset by Intermedia's continued rollout of integrated voice services, including IntermediaOne(TM), into additional markets. Intermedia's access line equivalents increased by 144,138 from 501,094 at December 31, 1999 to 645,232 at December 31, 2000.

         Integration revenue increased 20.4% to $156.9 million in 2000 compared to $130.3 million in 1999. This increase was principally due to an increased demand for the installation, sale and maintenance of telecommunications equipment in 2000 compared to 1999 and an expanded sales effort in new markets.

         Operating Expenses

         Operating expenses in total increased 34.6% to $1,630.6 million in 2000 compared to $1,211.1 million in 1999. Operating expenses increased to 157.3% of revenue in 2000 compared to 133.7% of revenue in 1999. The Digex Web site and application hosting services segment total operating expenses increased 141.5% primarily due to the increased level of operations, expenses related to execution of its growth strategy, and the continued build up of the infrastructure and administrative requirements necessary for Digex to operate as a public company separate from Intermedia.

         Network expenses increased 3.8% to $385.4 million in 2000 compared to $371.2 million in 1999. However, as a percentage of sales, network expenses decreased from 41.0% in 1999 to 37.2% in 2000 primarily as a result of increased Digex revenues during the period. In addition, certain network costs purchased from outside vendors in 1999 for traffic related to ABN, LDS, and National were eliminated since the majority of this traffic was migrated to Intermedia's network in 2000.

         Facilities administration and maintenance expenses increased 71.2% to $177.0 million in 2000 compared to $103.4 million in 1999. The increase in dollars and as a percentage of revenue resulted from support costs related to the expansion of Intermedia's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site and application hosting services segment accounted for $48.0 million of the increase primarily related to the increased level of operations and the expansion of new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold increased 26.4% to $105.4 million in 2000 compared to $83.4 million in 1999. This increase in dollars and as a percentage of revenue was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment in 2000 compared to 1999 and the change in revenue mix. The Digex Web site and application hosting services segment accounted for $11.6 million of the increase due to additional operating network costs resulting from an expanded customer base and increases in service offerings, including third party equipment sales.

         Selling, general and administrative expenses increased 59.7% to $470.2 million in 2000 compared to $294.4 million in 1999. Intermedia's increase in selling, general and administrative expenses for 2000 results from an increase in overhead related expenses, sales and marketing personnel's expenditures to support Intermedia's growth strategy, and a $45.0 million provision for doubtful accounts related to reciprocal compensation. The Digex Web site and application hosting services segment represented $74.7 million of the increase as part of Digex's growth strategy. Increases in selling, general and administrative expenses in 2000 at Digex included the costs associated with an increased employee base, advertising campaigns, back office support (including the G&A agreement, as amended with Intermedia), rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business. Digex expects that its growth strategy will continue to require significant sales and marketing activities, including an expansion of the sales force and further development of brand name recognition.

         Deferred compensation increased 380.0% to $7.2 million in 2000 compared to $1.5 million in 1999. The increase at the Digex Web site and application hosting services segment in 2000 was $2.8 million primarily due to increases in stock options granted to certain employees at exercise prices below market value since July 29, 1999. Intermedia's increase was primarily a result of accelerated vesting of restricted stock awards to executives in the first quarter of 2000. As discussed more fully in Note 1 to the consolidated financial statements, Intermedia adopted FASB Interpretation No. 44 ("FIN 44") during the third quarter of 2000 to reflect the change in value of certain stock options that were repriced in 1999 and 2000 which are now accounted for as variable. The implementation of FIN 44 had no overall impact on the results of operations for the year ended December 31, 2000 due to the decline in the market price of Intermedia's stock in the fourth quarter of 2000. Changes in the market price of Intermedia stock in future periods will impact future operating results.

         Depreciation and amortization expenses increased 41.9% to $467.2 million in 2000 compared to $329.3 million in 1999. This increase was principally due to depreciation of telecommunications equipment and other tangible assets placed in service during 2000 as a result of ongoing network expansion (including the irrevocable right of use acquired from Williams). The Digex Web site and application hosting services segment accounted for $49.8 million of the increase in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since December 31, 1999. Depreciation expense is expected to increase in future periods as Intermedia continues to expand its network and as Digex expands its data centers and has increased server installations based upon customer demand.

         Business restructuring, merger-related and other charges of approximately $18.1 million were recorded by Intermedia during 2000 compared to $27.9 million during 1999. During 1998, Intermedia commenced the Program which was comprised primarily of network integration, back office accounting integration and information systems integration cost and costs associated with positions eliminated as a result of the Program. Additional costs of $9.4 million and $27.9 million were recorded during the year ended December 31, 2000 and 1999, respectively, representing incremental, redundant, or convergence costs that resulted directly from implementation of the Program but which were required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. The decrease in the Program expenses from 2000 compared to 1999 was due to the completion of the Program in June 2000. The remaining $8.8 million in expense in 2000 related to investment banking fees, legal, accounting, and other expenses incurred to investigate strategic alternatives related to Digex and the pending merger with WorldCom.

         Interest Expense

         Interest expense decreased 10.2% to $265.7 million in 2000 from $295.9 million in 1999. The decrease is due to the repurchase of $670.0 million aggregate principal amount of senior notes in the second and fourth quarters of 2000. Interest expense at the Digex Web site and application hosting services segment increased $.9 million in 2000 compared to 1999 due to the capital leases assigned to Digex by Intermedia during the second quarter of 1999 and the capital lease for the new Digex corporate headquarters in the third quarter of 2000. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $13.9 million compared to $10.4 million in 1999.

         Gain on Sale of Digex Stock

         Gain on sale of Digex stock was approximately $864.3 million in 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Net proceeds amounted to approximately $914.0 million.

         Interest and Other Income

         Interest and other income increased 24.9% to $44.7 million in 2000 compared to $35.8 million in 1999. This increase was the result of interest earned on the comparatively higher level of average cash balances for 2000 as compared to the same period in 1999. The increase at the Digex Web Site and application hosting services segment was $9.1 million in 2000 compared to the same period in 1999. The increase was principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering and exercised stock options.

         Income (Loss) Before Minority Interest, Income Taxes, and Extraordinary Item

         Income (loss) before minority interest, income taxes, and extraordinary item increased 108.8% to $49.6 million in 2000 from $(565.2) million in 1999. The increase in the income (loss) before minority interest, income taxes, and extraordinary item is due to the gain on the sale of Digex stock in 2000 which is offset by the increased operating expenses in 2000 described above.

         Provision for Income Taxes

         Provision for income taxes is approximately $(7.7) million in 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for Alternative Minimum Tax ("AMT") purposes.

         Income (Loss) Before Minority Interest and Extraordinary Gain

         Income (loss) before minority interest and extraordinary gain increased 107.4% to $42.0 million in 2000 compared to $(565.2) million in 1999. The increase in the income (loss) before minority interest and extraordinary gain is due to the gain on sale of Digex stock in 2000 which is offset by the increased operating expenses in 2000 described above and the income tax provision required as a result of the taxable income for 2000 on an AMT basis.

         Minority Interest in Net Loss of Subsidiary

         Minority interest in net loss of subsidiary increased 677.9% to $52.9 million in 2000 from $6.8 million in 1999 recorded by Intermedia. The increase in 2000 was due to the fact that 2000 included a full year of losses due to the initial public offering in August 1999. In addition, the minority interest in net losses of subsidiary was increased in 2000 due to the change in Intermedia's ownership percentage in Digex in February 2000 as a result of the secondary offering.

         Income (Loss) Before Extraordinary Gain

         Income (loss) before extraordinary item increased 117.0% to $94.8 million in 2000 compared to ($558.4) million in 1999 due to the gain on the sale of Digex stock in 2000 offset by the increased operating expenses and minority interest described above.

         Extraordinary Gain on Early Extinguishment of Debt, Net of Tax

         Extraordinary gain on early extinguishment of debt of $17.6 million in 2000 is due to the repurchase of $670.0 million face value of senior notes, net of a tax provision of $.6 million.

         Net Income (Loss)

         Net income (loss) increased 120.2% to $112.6 million in 2000 compared to ($558.4) million in 1999. The increase resulted primarily from the gain on the sale of Digex stock, extraordinary gain on early extinguishment of debt of $17.9 million, and related income tax provision that resulted from the utilization of net operating loss carryforwards when applied to earnings estimated for calendar year 2000.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 30.4% to $120.6 million compared to $92.5 million in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of Series G Preferred Stock in the first quarter of 2000. Intermedia does not expect to pay cash dividends in the foreseeable future.

         EBITDA Before Certain Charges

         EBITDA before certain charges decreased 288.5% to $(101.2) million in 2000 compared to $53.7 million in 1999.

         EBITDA before certain charges consists of earnings (net loss before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business restructuring, merger-related expenses and other costs associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Intermedia's revenue grew from $712.8 million to $906.0 million or 27.1% from 1998 to 1999. Revenue in 1998 and 1999 for each of Intermedia's product lines were as follows:

                                                                            1998             1999        INCREASE/(DECREASE)
                                                                         -----------      -----------    -------------------
Data, Internet and Web hosting....................................       $     261.4      $     361.5       $      100.1
Local access and voice............................................             350.0            414.2               64.2
Integration.......................................................             101.4            130.3               28.9
                                                                         -----------      -----------       ------------
                                                                         $     712.8      $     906.0       $      193.2
                                                                         ===========      ===========       ============

         The overall increase in revenue was partially due to the acquisitions of the affiliated entities known as LDS on March 31, 1998 and National on April 30, 1998. The operating results of LDS and National are included in Intermedia's consolidated financial statements commencing April 1, 1998. Intermedia has also continued its efforts to introduce new services and increase the focus of Intermedia's sales force on offering a full suite of telecommunications services to an expanding market. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of key enhanced services such as data, Internet connectivity and managed Web site and application hosting, and local access services.

         Data, Internet and Web hosting revenue increased 38.3% to $361.5 million in 1999 compared to $261.4 million in 1998. This increase was principally a result of the expansion of Intermedia's frame relay and ATM networks as well as strong growth in Internet and managed Web site application and hosting services. Intermedia's data network expanded by 201 NNI connections, 13,705 frame relay nodes, and 8 data switches since December 31, 1998. In addition, Intermedia experienced an increase in sales of frame relay services as a result of its data agreements with Qwest (formerly US West), SBC (formerly Ameritech), and Verizon (formerly Bell Atlantic). Intermedia also experienced increased sales in Internet and managed Web site and application hosting services due to new customer additions and sales of additional services to existing customers. As of December 31, 1999, Digex had 2,311 Web servers on line, an increase of 1,242 from December 31, 1998.

         Local access and voice revenue increased 18.3% to $414.2 million in 1999 compared to $350.0 million in 1998. This increase was partially due to the acquisition of LDS on March 31, 1998 and National on April 30, 1998, and the continued rollout of local exchange services into additional markets. In addition, the number of voice switches increased from 23 at December 31, 1998 to 29 at December 31, 1999 as Intermedia expanded its voice switch network into new geographical markets. The number of access line equivalents increased by 153,510 from December 31, 1998 through December 31, 1999. The additional access line equivalents were primarily on-switch. These on-switch access line equivalents contribute to improved gross margins and allow Intermedia to offer a more economical package of telecommunications services to its customers. Intermedia has also continued its efforts to reduce its base of local customers who utilize resale lines, which have historically yielded low margins for Intermedia. In addition, Intermedia was certified as a CLEC in 38 states and the District of Columbia at the end of 1999. The increases in local access and voice described above were offset by decreases in long distance voice sales over 1998. The decrease was primarily due to Intermedia's decision during the second quarter of 1998 to begin its exit of the low margin wholesale long distance business as well as per minute pricing declines in the industry. While Intermedia is no longer focusing its marketing efforts on sales of long distance services on a stand alone basis, Intermedia believes that its integrated business strategy (including sales of higher margin products such as unifiedvoice.net(SM)) should more than compensate for the decrease in long distance voice revenue and should result in an increase in higher overall margins in future periods.

         Integration revenue increased 28.5% to $130.3 million in 1999 compared to $101.4 million in 1998. This increase was principally due to an increased demand for the installation and sale of telecommunications equipment in 1999 compared to 1998 resulting from Year 2000 upgrades and the successful expansion of Intermedia's sales force on the West Coast.

         Revenue from the Digex Web site and application hosting services segment, increased 164.6% to $59.8 million in 1999 compared to $22.6 million in 1998. The $37.2 million increase in revenue was a result of the segment's increased marketing efforts, and market acceptance of its new products, resulting in growth in the number of customers. Digex also experienced increases in revenue from existing customers through upgrades and value-added services. This translated into higher average revenues per server.

         Operating expenses in total increased 17.6% to $1,211.1 million in 1999 compared to $1,030.1 million in 1998. Operating expenses decreased to 133.7% of revenue in 1999 compared to 144.5% of revenue in 1998. The 1998 operating expenses include a $63.0 million charge for in-process research and development in connection with the acquisition of Shared. In addition, business restructuring and integration expenses (discussed below) decreased to $27.9 million in 1999 compared to

$53.5 million in 1998. These decreases were offset by increases in other operating expenses, including increased support costs relating to the significant expansion of Intermedia's owned and leased networks and the increase in personnel to sustain and support Intermedia's growth, as well as accelerating growth in the Digex Web site and application hosting services segment which became a separate public company in August 1999. Depreciation increased in 1999 compared to 1998 as a result of Intermedia's telecommunications equipment additions. During 1999, Intermedia made improvements in its business processes through implementation of various automated systems including sales order tracking, switch translation, enterprise resource planning, and continued integration of its billing systems. Intermedia has realized savings from these efforts through improved sales and back office productivity and decreased provisioning time.

         Network expenses increased 9.9% to $371.2 million in 1999 compared to $337.6 million in 1998. Intermedia has incurred increased expenses in leased network capacity associated with the growth of local access and voice as well as data and Internet service revenues. These increases were partially offset by reduced network expenses, as a percentage of revenue, resulting from Intermedia's integrated business strategy. Intermedia has also benefited from several network agreements, including Intermedia's network agreement with Williams. The Williams agreement, executed in March 1998 (and amended in 1999), positively impacted network expenses as a result of Intermedia's continued efforts to consolidate traffic through the Williams backbone network, as well as through the Company's existing networks in an efficient and cost effective manner. Finally, Intermedia has focused its selling efforts on on-switch access lines, which have better gross margins and improved provisioning time.

         Facilities administration and maintenance expenses increased 56.4% to $103.4 million in 1999 compared to $66.1 million in 1998. The increase resulted from support costs related to the expansion of Intermedia's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service Intermedia's expanding network, as well as the accelerating growth in the Digex Web site and application hosting services segment. These increases were partially offset by administrative cost efficiencies and synergies that were realized from the successful completion of the restructuring and integration program, including the integration of Intermedia's acquired businesses.

         Cost of goods sold increased 28.1% to $83.4 million in 1999 compared to $65.1 million in 1998. This increase was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment in 1999 compared to 1998 resulting from Year 2000 upgrades and the successful expansion of Intermedia's sales force on the West Coast.

         Selling, general and administrative expenses increased 38.2% to $294.4 million in 1999 compared to $213.0 million in 1998. Intermedia's core growth strategy required increases in sales and marketing efforts and other support costs, including a substantial increase in the number of employees required to support the Digex Web site and application hosting services segment. Intermedia's sales and marketing related expenses increased approximately $36.7 million, management information services increased approximately $4.8 million, customer operations increased approximately $15.3 million, and other general administrative costs to support the administrative departments and corporate development increased approximately $24.6 million.

         Deferred compensation decreased 28.6% to $1.5 million in 1999 compared to $2.1 million in 1998. Intermedia recorded deferred compensation for Intermedia's Stock Award Plan (discussed further in Note 12 to the consolidated financial statements) and for below-market stock options granted to certain employees in connection with the initial public offering of Digex during 1999. The decrease in deferred compensation expense over 1998 relates to a change in the qualifying vesting period for the Stock Award Plan during 1999.

         Depreciation and amortization expenses increased 43.4% to $329.3 million in 1999 compared to $229.7 million in 1998. This increase was principally due to depreciation of telecommunications equipment placed in service during 1999 as a result of ongoing network expansion (including the irrevocable right of use acquired from Williams). Depreciation expense is expected to increase in future periods based on Intermedia's plans to continue expanding its network and facilities, including its new Digex Web site and application hosting services facilities on the East and West Coasts.

         The charge for in-process R&D of $63.0 million in the first quarter of 1998 represents the amount of purchased in-process R&D associated with the purchase of Shared. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and in-process R&D had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and were recorded as a one-time charge to earnings in the first quarter of 1998. In making its purchase price allocation, Intermedia relied on present value calculations of income and cash flows, an analysis of project accomplishments and completion costs and an assessment of overall contribution, as well as project risk. The amounts assigned to the in-process R&D were determined by identifying significant research projects for which technological feasibility had not been established. In-process R&D included the development and deployment of an innovative multi-service access platform ("MSAP") which enables Shared to provision new data services. These projects were completed by December 31, 1999.

         Development efforts for these in-process R&D projects included various phases of design, development, and testing. As of December 31, 1999, Intermedia has deployed digital subscriber loop access management ("DSLAMs") as the MSAP in 272 shared tenant (Advanced Building Networks) buildings. These DSLAMs provide customers with high speed Internet access. While voice and data services are not currently provided through this single MSAP, the DSLAMs provide the infrastructure for future phases of this technological development.

         Business restructuring and integration expense of approximately $27.9 million was recorded by Intermedia during 1999 compared to $53.5 million during 1998. During 1998, Intermedia recorded a one-time charge of $18.8 million comprised primarily of network integration, back office accounting integration and information systems integration cost and costs associated with positions eliminated as a result of the Program. Additional costs of $29.3 million and $34.7 million were recorded during the year ended December 31, 1999 and 1998, respectively, representing incremental, redundant, or convergence costs that resulted directly from implementation of the Program but which were required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. Intermedia completed the Program in June 2000. The restructuring program reserve and related restructuring expenses were adjusted during the Program due to changes in estimates relating to various restructuring projects.

         Interest Expense

         Interest expense increased 43.8% to $295.9 million in 1999 compared to $205.8 million in 1998. This increase primarily resulted from interest expense on approximately $300.0 million aggregate principal amount at maturity of 9.5% Senior Notes and $364.0 million aggregate principal amount at maturity of 12.25% Senior Subordinated Discount Notes issued in February 1999. In addition, the increase partially resulted from increased interest expense on $500.0 million aggregate principal amount of 8.6% Senior Notes issued in May 1998. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $10.4 million and $7.2 million for the years ended December 31, 1999 and 1998, respectively.

         Interest and Other Income

         Interest and other income remained constant at $35.8 million in 1999 and 1998. Interest income decreased slightly due to a comparatively higher level of average cash balances during 1998 as compared to 1999. Intermedia issued approximately $500.0 million for 8.6% Senior Notes in May 1998 and approximately $200.0 million for Series F Depositary Shares in August 1998, compared to approximately $300.0 million for 9.5% Senior Notes and approximately $364.0 million for 12.25% Senior Subordinated Discount Notes early in 1999. In addition, Digex completed its initial public offering, which raised approximately $178.9 million in net proceeds during August 1999. This decrease in interest and other income was offset by increases in customer finance charges during 1999 as compared to 1998.

         Net Loss Before Minority Interest

         Net loss before minority interest increased 16.0% to $(565.2) million in 1999 compared to $(487.2) million in 1998. Factors contributing to the increase in Intermedia's net loss are described above.

         Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary of $6.8 million was recorded by Intermedia in 1999. The minority interest in net loss of subsidiary is approximately 18.7% of the net losses incurred by Digex subsequent to the August 4, 1999 initial public offering.

         Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 2.4% to $92.5 million in 1999 compared to $90.3 million in 1998. The slight increase was due to the dividends accrued on the Series F Preferred Stock that was issued in August 1998. The increase was offset by conversion of approximately 15,000 shares of Intermedia's Series D Preferred Stock and approximately 15,000 shares of Intermedia's Series E Preferred Stock into Common Stock in July and August of 1998. Intermedia recorded a preferred stock dividend charge of approximately $11.0 million during the third quarter of 1998 representing the market value of the inducement feature of the conversions.

         EBITDA Before Certain Charges

         EBITDA before certain charges, as defined below, increased $22.8 million to $53.7 million in 1999 compared to $30.9 million in 1998. The integration of recent acquisitions contributed to improved EBITDA before certain charges as a result of consolidating sales forces and introducing Intermedia's products into additional markets. Gross margin, inclusive of network expenses, facilities administration and maintenance expenses and cost of goods sold, increased to $348.1 million in 1999 compared to $244.0 million in 1998 as a result of Intermedia's continued efforts to consolidate traffic through the Williams backbone network, as well as through Intermedia's existing networks in an efficient and cost effective manner. In addition, Intermedia has been successful in selling more of its access lines "on switch," improving customer provisioning time, rolling out new products and services, and increasing its mix of higher margin products. Partially offsetting the favorable increase in gross margin was a $81.4 million increase in selling, general and administrative expenses. Intermedia has made significant strides in restructuring back-office and administrative functions and has integrated its information systems and resources and expects the Program to continue until June 2000. However, Intermedia's core growth strategy and accelerated growth in its Digex Web site and application hosting services segment required increases in sales and marketing efforts and other support costs which contributed to the overall increase in selling, general and administrative expenses.

         EBITDA before certain charges consists of earnings (net income (loss) before minority interest) before interest expense, interest and other income, income taxes, depreciation, amortization, deferred compensation, charges for in-process R&D, business restructuring, merger-related expenses and other charges associated with the Program. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

LIQUIDITY AND CAPITAL RESOURCES

         Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Cash payments for capital assets for Intermedia were approximately $602.7 million, $602.9 million and $492.4 million for the years ended December 31, 2000, 1999, and 1998, respectively, excluding capital leases and telecommunications equipment acquired in connection with business acquisitions. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to Intermedia's networks, and
(iv) continued
expansion of data centers and server equipment related to the development of the Digex Web site and application hosting services segment.

         The substantial capital investment required to build Intermedia's network has resulted in negative cash flow after consideration of investing activities over the last five years. Intermedia expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of Intermedia's networks. With respect to the Digex Web site and application hosting services segment, Intermedia anticipates significant cash requirements for several years for data center capacity, increasing the employee base to support expanding operations, and investing in its marketing and research and development efforts both in the United States and abroad. Until sufficient cash flow after investing activities is generated, Intermedia will be dependent on outside sources to meet its cash flow requirements.

         On January 12, 2000, Microsoft and a subsidiary of Compaq made a $100.0 million equity investment in Digex through the purchase of 100,000 shares of Digex Series A Convertible Preferred Stock and warrants to purchase 1,065,000 shares of Digex Class A Common Stock. Digex also entered into strategic development agreements and joint marketing agreements with both companies.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $171.6 million. Also, as part of that offering, Intermedia sold 10,650,000 shares of Digex Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. (Intermedia now owns approximately 61.6% of the outstanding Common Stock of Digex and retains approximately 94.1% of the voting interest in Digex.) The net proceeds to Intermedia were approximately $914.0 million.

         On February 17, 2000, an affiliate of KKR made a $200.0 million equity investment in Intermedia in a private placement transaction. In exchange for this investment, Intermedia issued 200,000 shares of its Series G Preferred Stock, with an aggregate liquidation preference of $200.0 million, and warrants to purchase 2,000,000 shares of Intermedia's Common Stock. Dividends on the Series G Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly in arrears through either cash or the issuance of shares of Common Stock of Intermedia. Net proceeds to Intermedia were approximately $188.0 million.

         In May 2000, Intermedia completed the repurchase of $500.0 million face value of senior indebtedness with a portion of the proceeds it obtained from its sale of Digex stock.

         On July 11, 2000, Intermedia announced that it was exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. As described in the Notes to the consolidated financial statements, on September 1, 2000 Intermedia entered into a merger agreement with WorldCom whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of Common Stock of Intermedia will be exchanged for shares of Common Stock of WorldCom, and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and Series H Preferred Stock, will receive newly issued WorldCom preferred stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have terms that are substantially similar to the terms of the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         On February 15, 2001, concurrent with the settlement of the Delaware Digex Stockholders Litigation, Intermedia and WorldCom amended the terms of the merger agreement to, among other things, reduce the exchange ratio payable in the merger to holders of the Company's common stock and to make certain modifications to the provisions of the merger agreement relating to the term "material adverse effect" as it applies to Intermedia. Under the amended merger agreement, pursuant to a fixed exchange ratio, Intermedia stockholders will receive 1.0 share of WorldCom common stock for each share of Intermedia common stock they own and WorldCom will not have the option of paying any part of the consideration in cash (other than cash payments in lieu of fractional shares). The definition of the term "material adverse effect" in the merger agreement has been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties included in the amended merger agreement. See "Item 1 - Business - Recent Developments - Amendments to the Merger Agreement."

         Pursuant to the memorandum of understanding relating to the settlement of the Delaware Digex Stockholders Litigation, on February 28, 2001, WorldCom and Digex entered into a letter agreement relating to WorldCom's provision of funding to Digex to support the Digex business plans for 2001 and 2002, subject to the satisfaction of certain conditions. These conditions include the consummation of the WorldCom/Intermedia merger and the settlement to the reasonable satisfaction of WorldCom and Digex of the Delaware Digex Stockholders Litigation. See "Item 1 - Business - Recent Developments - Commercial Arrangements between WorldCom and Digex."

         On October 31, 2000, Intermedia increased the commitments available under its Credit Facility to $350.0 million and renegotiated certain terms of its credit agreement, which is now fully guaranteed by WorldCom. As of December 31, 2000, Intermedia had $113.0 million outstanding under its Credit Facility. In general, the Credit Facility terminates on the earliest to occur of (a) June 30, 2001, (b) the consummation of the WorldCom merger, or (c) the date upon which certain merger termination events, as defined in the fourth amendment to the credit agreement, shall have occurred.

         On October 31, 2000, Intermedia also entered into a subordinated note purchase agreement with WorldCom under which Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Interest on any notes issued under the subordinated note purchase agreement will be payable monthly on the unpaid balance of the aggregate principal amount outstanding, and is based on the greater of 14.12% and the average weighted interest rate of Intermedia's other outstanding debt and senior preferred stock on each date of determination. Until April 2001, interest on any notes issued will be capitalized and added to the principal. At the option of WorldCom, financings under the note purchase agreement may take the form of purchases of the Series H Preferred Stock. Borrowings under the note purchase agreement are subject to WorldCom's approval of the expenditures for which the borrowed funds will be used. Moreover, in the event that the merger agreement were terminated, this source of funding would no longer be available to the Company. Intermedia had not made any borrowings under these financing arrangements as of December 31, 2000.

         To comply with the terms of certain of Intermedia's indentures, in October and November 2000, Intermedia used $155.9 million of the proceeds of the public sale of shares of Digex in February 2000 to repurchase and subsequently retire certain outstanding senior notes.

         In addition, pursuant to the Stipulation that WorldCom and Intermedia entered into with the Antitrust Division, WorldCom agreed to divest all of Intermedia's assets, except for its Digex stock, within six months after the merger (unless extended by the Antitrust Division) and, until the divestiture, Intermedia and WorldCom have agreed to continue to operate Intermedia as an independent competitive business. See "Item 1 - Business - Recent Developments - Regulatory Matters and Other Approvals."

         As reflected in the report delivered by the Company's independent auditors, Ernst & Young LLP, in connection with the preparation of the Company's fiscal year 2000 audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company's consolidated financial statements have been prepared assuming that Intermedia will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying consolidated financial statements, the Company has had recurring operating losses and has a net capital deficiency. At December 31, 2000, the Company had a stockholders' deficit of $(597.0) million and had incurred losses attributable to common stockholders of approximately $(8.1) million, $(650.9) million and $(577.9) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Intermedia's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flow. Intermedia's future capital needs depend on a number of factors, certain of which are under Intermedia's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under Intermedia's control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including the Company's Credit Facility) and preferred stock as well as the terms of the merger agreement with WorldCom, impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock.

         Intermedia's cash needs through June 30, 2001 are being funded by WorldCom pursuant to the merger agreement, as amended, the related October 31, 2000 subordinated note purchase agreement and the Credit Facility, which has been guaranteed by WorldCom. In the event that the merger agreement with WorldCom is terminated or the merger is not completed for any reason, the sources of funding provided by WorldCom, as well as the Credit Facility, would no longer be available. Although the Company expects that the merger with WorldCom will be completed during the first half of 2001, there can be no assurance that the merger will be completed when expected or if at all. If the merger is completed, Intermedia will no longer be an independent company and, like other subsidiaries of WorldCom, Intermedia will rely on WorldCom to supply all of its funding requirements. In such event, Intermedia's funding sources may be inadequate to sustain its operations or fund its debt obligations, including any debt obligations that may be accelerated as a direct or indirect result of the event of default that may be caused by the termination of the merger agreement. See "Item 1. Business--Risk Factors--Risks Associated with the Proposed Merger with WorldCom", "--Risks Associated with the Nonconsummation of the Proposed Merger", and "Uncertainty about the Company's Ability to Continue as a Going Concern."

INCOME TAXES

         Intermedia recorded current net income tax expense of approximately $7.7 million in 2000. Intermedia utilized approximately $280 million of net operating losses during 2000. However, a full valuation allowance remains on net deferred tax assets of approximately $415 million based upon Intermedia's history of losses over the past several years and the uncertainty surrounding Intermedia's ability to recognize such assets. The valuation allowance relates primarily to net operating losses and high yield debt obligations.


IMPACT OF INFLATION

         Inflation has not had a significant impact on Intermedia's operations over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         While all of Intermedia's long term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long-term debt is sensitive to changes in interest rates. The 14.12% Senior Subordinated Notes authorized on October 31, 2000 bear interest on a variable basis payable monthly after the first six months. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on current market rates. Under its current policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                                         YEAR FIRST
                                          ELECTED/
                                          NOMINATED               CLASS, NOMINEE OR
NAME                          AGE         DIRECTOR           CONTINUING DIRECTOR AND TERM
---------------------         ----       ----------          ----------------------------
David C. Ruberg                55           1993              Class II Director with term
                                                              expiring in 2003
John C. Baker                  51           1988              Class III Director with
                                                              term expiring in 2001
George F. Knapp                69           1988              Class I Director nominee for
                                                              term expiring in 2002
Philip A. Campbell             64           1996              Class II Director with term
                                                              expiring in 2003
Ralph J. Sutcliffe             57           2000              Class II Director with term
                                                              expiring in 2003
James H. Greene, Jr.           49           2000              Class I Director with term
                                                              expiring in 2002
Alexander Navab, Jr.           34           2000              Class III Director with term
                                                              expiring in 2001

         DAVID C. RUBERG has served as President, Chief Executive Officer and a director of the Company since May 1993, and as Chairman of the Board since March 1994. From September 1991 to May 1993, Mr. Ruberg was an independent consultant to the computer and telecommunications industries. From 1989 to September 1991, Mr. Ruberg served as Vice President and General Manager of the Telecommunications Division and then of the Personal Computer/Systems Integration Division of Data General Corporation, a computer manufacturer. From 1984 to 1989, Mr. Ruberg served as a Vice President of TIE Communications, Inc., a manufacturer of communications equipment. Mr. Ruberg has served as director and Chairman of the Board of Directors of Digex, Incorporated, a corporation subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") since April 1999. Mr. Ruberg is also currently a director of QS Communications AG, a German corporation.

         JOHN C. BAKER has been a director of the Company since February 1988. Mr. Baker has been a president of Baker Capital Corp., an equity investment management firm, since September 1995. He was a Senior Vice President of Patricof & Co. Ventures, Inc., a multi-national venture capital firm from 1988 until August 1995. Mr. Baker is currently a director of QS Communications AG, a German corporation. Mr. Baker has served as director of Digex, Incorporated, a corporation subject to the periodic reporting requirements of the Exchange Act, since April 1999.

         PHILIP A. CAMPBELL has been a director of the Company since September 1996. Mr. Campbell retired from Bell Atlantic as director, vice chairman and chief financial officer in 1991. Previously, he was president of New Jersey Bell, Indiana Bell and Bell Atlantic Network Services. Mr. Campbell has served as director of Digex, Incorporated since April 1999.

         GEORGE F. KNAPP has been a director of the Company since February 1988. He has been a principal of Communications Investment Group, an investment banking firm, since June 1990. From January 1988 until June 1989, Mr. Knapp was an associate at MBW Management, Inc., a venture capital firm. Prior to that time, he held various executive positions at ITT Corporation and its subsidiaries, most recently as Corporate Vice President of ITT Corporation. Mr. Knapp is currently a member of the Manhattan College Board of Trustees and Chairman of its Finance Committee. Mr. Knapp has served as director of Digex, Incorporated, a corporation subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended ("the Exchange Act") from April 1999 to February 2001.

         RALPH J. SUTCLIFFE has been a director of the Company since January 2000. Mr. Sutcliffe has been a partner in the Corporate and Commercial Group of Kronish Lieb Weiner & Hellman LLP since 1977 and has been chairman of the group since 2000. Mr. Sutcliffe's primary areas of expertise include public and private placement of securities, mergers and acquisitions, and corporate restructurings.

         JAMES H. GREENE, JR. has been a director of the Company since February 2000 and is a member of KKR & Co., LLC, the limited liability company which serves as the general partner of KKR. From January 1, 1993 until January 1, 1996, he was a general partner of KKR. Mr. Greene is also a director of Accuride Corporation, Birch Telecom, Inc., CAIS Internet, Inc., Owens-Illinois, Inc., Safeway Inc., Shoppers Drug Mart, Inc. and Zhone Technologies, Inc., each of which is subject to the periodic reporting requirements of the Exchange Act.

         ALEXANDER NAVAB, JR. has been a director of the Company since February 2000 and is a member of KKR & Co., LLC, the limited liability company which serves as the general partner of KKR. He has been a director of KKR since 1999, and an executive officer of KKR and a limited partner of KKR Associates 1996 L.P. since 1993. He is also a director of Birch Telecom, Inc., Borden, Inc., CAIS Internet, Inc., KSL Recreation Group, Inc., Regal Cinemas, Inc. and Zhone Technologies, Inc, each of which is subject to the periodic reporting requirements of the Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD

         During 2000, the Board held eighteen meetings and took several actions by unanimous written consent. All of the directors were in attendance at more than 75% of the meetings of the Board as well as all meetings of each committee of the Board on which they served. The Board has a standing Audit Committee and a standing Compensation and Stock Option Committee (the "Compensation Committee"); the Board does not have a nominating committee. The functions normally performed by a nominating committee are performed by the Board as a whole.

         The Audit Committee reviews and reports to the Board with respect to various auditing and accounting matters, including the recommendation to the Board as to the selection of the Company's independent auditors, the scope of the annual audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee is currently comprised of Messrs. Knapp, Campbell and Navab. During 2000, the Audit Committee held five meetings.

         The Compensation Committee reviews and approves executive compensation policies and practices, reviews salaries and bonuses for certain officers of the Company, administers the Company's 1992 Stock Option Plan and the 1996 Long-Term Incentive Plan, and considers other matters referred to it by the Board. The Compensation Committee is comprised of Messrs. Baker and Knapp. During 2000, the Compensation Committee held seventeen meetings.

COMPENSATION OF DIRECTORS

         Each year, directors who are not employees of the Company receive options to purchase Common Stock pursuant to the Company's 1996 Long-Term Incentive Plan (the "Long-Term Incentive Plan"). Each member of the Board who is not, on the date on which any option is to be granted to such member, an employee will be granted options in accordance with the formula specified within the Long-Term Incentive Plan. Options granted pursuant to the formula expire and cease to be of any force or effect on the earlier of the fifth anniversary of the date any such option was granted or the first anniversary of the date on which an optionee ceases to be a member of the Board. The directors who are not employees of the Company were granted the following options in 2000: in January 2000, Mr. Sutcliffe was granted options to purchase 2,000 and 20,000 shares of Common Stock at an exercise price of $34.1875 per share; in February 2000, Messrs. Greene and Navab were each granted options to purchase 2,000 and 20,000 shares of Common Stock at an exercise price of $52.125 per share; in May 2000, Messrs. Knapp and Baker were each granted options to purchase 2,000 shares of Common Stock at an exercise price of $29.1875 per share; and in September 2000, Mr. Campbell was granted an option to purchase 2,000 shares of Common Stock at an exercise price of $29.19 per share, in each case the fair market value per share of the Common Stock on the grant date.

         Each director who is not also an employee of the Company, with the exception of Mr. Sutcliffe, receives a $12,000 annual retainer, $1,000 for each meeting (or $500 for each telephonic conference meeting) of the Board attended and $1,000 for each committee meeting (or $500 for each telephonic conference meeting) attended. Mr. Sutcliffe does not receive a retainer or compensation for attending meetings. All directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board.

         Pursuant to the certificate of designation governing the Series G Preferred Stock (the "Series G Designation"), until less than 100,000 shares of Series G Preferred Stock (out of 200,000 shares currently outstanding) remain outstanding, the holders of a majority of the outstanding shares of Series G Preferred Stock, voting together as a single class, are entitled to elect two members to the Board. Effective February 17, 2000, James H. Greene, Jr. and Alexander Navab, Jr. (nominees of ICI Ventures LLC, the current holder of the Series G Preferred Stock ("ICI Ventures")) were appointed to the Board as designees of the holder of the Series G Preferred Stock.

         Under the terms of the Purchase Agreement, dated January 11, 2000, between the Company and ICI Ventures, governing the sale by the Company of the Series G Preferred Stock to ICI Ventures, if at any time there are no longer more than 100,000 shares of Series G Preferred Stock outstanding, and at such time, (i) ICI Ventures and its affiliates hold in the aggregate at least 3,780,000 shares of Common Stock (assuming conversion of all shares of Series G Preferred Stock and exercise of all warrants held by ICI Ventures to purchase 2,000,000 shares of Common Stock), ICI Ventures will have the right to appoint two directors to the Board, or (ii) ICI Ventures and its affiliates hold in the aggregate at least 1,890,000 shares of Common Stock (assuming conversion of all shares of Series G Preferred Stock and exercise of all warrants held by ICI Ventures to purchase 2,000,000 shares of Common Stock), ICI Ventures will have the right to appoint one director to the Board. For so long as ICI Ventures shall be entitled to such rights to appoint members of the Board, the Company is required to cause the Board to consist of no more than 10 members (except upon certain events of default under the Series G Designation). Under certain circumstances, ICI Ventures (or a subsequent transferee of ICI Ventures) may assign to a transferee (or a subsequent transferee) its right to appoint members to the Board.


EXECUTIVE OFFICERS

         The names of the current executive officers of the Company together with certain biographical information for each of them is set forth below:

NAME                            AGE                        POSITION
--------------------            ---        -------------------------------------------------------------
David C. Ruberg                 55         Chairman of the Board, President and Chief Executive Officer
Richard J. Buyens               43         Senior Vice President, Sales
Davis D. Howe                   42         Senior Vice President, Customer Service Delivery & Operations
Patricia A. Kurlin              46         Senior Vice President, General Counsel & Human Resources
Robert M. Manning               41         Senior Vice President, Chief Financial Officer and Secretary
Richard W. Marchant             44         Senior Vice President, Engineering

         DAVID C. RUBERG has served as President, Chief Executive Officer and a director of the Company since May 1993, and as Chairman of the Board since March 1994. From September 1991 to May 1993, Mr. Ruberg was an independent consultant to the computer and telecommunications industries. From 1989 to September 1991, Mr. Ruberg served as Vice President and General Manager of the Telecommunications Division and then of the Personal Computer/Systems Integration Division of Data General Corporation, a computer manufacturer. From 1984 to 1989, Mr. Ruberg served as a Vice President of TIE Communications, Inc., a manufacturer of communications equipment. Mr. Ruberg has served as director and Chairman of the Board of Directors of Digex, Incorporated, a corporation subject to the periodic reporting requirements of the Exchange Act, since April 1999. Mr. Ruberg is also currently a director of QS Communications AG, a German corporation. Mr. Ruberg received his B.A. in mathematics from Middlebury College and his M.S. in computer science from the University of Michigan.

         RICHARD J. BUYENS has served as Senior Vice President, Sales of the Company since January 1999. Prior to joining the Company, Mr. Buyens worked for AT&T for 18 years where he held a variety of positions including head of AT&T's Eastern Region Sales organization and Chief Financial Officer for AT&T's Commercial Markets. Mr. Buyens holds a B.S. in Marketing and an MBA in Finance from Northern Illinois University.

         DAVIS D. HOWE has served as Senior Vice President, Customer Service Delivery and Operations since July 2000. Prior to joining the Company, Mr. Howe worked for the merged operation of Aerial, VoiceStream, and Omnipoint. At Aerial, he was Senior Vice President for Operations Improvement and Customer Operations. He has also served as Vice President for Operations Improvement of Nextel Communications, and as Vice President for Customer Service of the McCaw-BellSouth partnership. Mr. Howe attended the University of South Florida.

         PATRICIA A. KURLIN has served as Senior Vice President, General Counsel of the Company since November 1998 and as head of Human Resources since June 1999. Ms. Kurlin served as Vice President, General Counsel from June 1996 through

November 1998. From September 1995 until June 1996, Ms. Kurlin served as Corporate Counsel. Ms. Kurlin served as Director of Governmental and Legal Affairs at the Company from September 1993 to September 1995. Ms. Kurlin was a Senior Telecommunications Attorney at the Florida Public Service Commission from May 1990 to September 1993. Ms. Kurlin received her J.D. from Florida State University and a B.S. degree from the University of South Florida.

         ROBERT M. MANNING has served as Senior Vice President, Chief Financial Officer of the Company since September 1996. Mr. Manning joined the Company from DMX Inc., a Los Angeles-based cable programmer, where he was Executive Vice President, Senior Financial Executive and a director of DMX-Europe from October 1991 to September 1996. Prior to his tenure at DMX, Inc., Mr. Manning spent ten years in the investment banking field in corporate finance and mergers and acquisitions, most recently with Oppenheimer and Co., Inc. as Vice President, Corporate Finance, managing their Entertainment/Leisure Time Group from October 1988 to October 1991. Mr. Manning has served as director of Digex, Incorporated, a corporation subject the periodic reporting requirements of the Exchange Act, since January 2000. Mr. Manning is a graduate of Williams College.

         RICHARD W. MARCHANT has served as Senior Vice President, Engineering of the Company since March 1999 and as Vice President, Engineering from October 1998 through March 1999. Prior to joining the Company, Mr. Marchant worked for British Telecom for 25 years where he was responsible for strategic network planning including the introduction of international ISDN services, GSM and new carrier services. He was a key member that formed Concert with MCI in 1993, and led Concert's engineering efforts in the United States until October 1998. From 1988 to 1996, Mr. Marchant was Chairman of ITU committee WPII/1 and was responsible for international standards for numbering, routing, and interworking. Mr. Marchant holds a BA in Applied Math and Physics from Open University, Milton Keynes, UK.

         No family relationship exists between any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

         The Compensation Committee is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies and practices. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chairman of the Board and Chief Executive Officer and each of the other officers of the Company.

         The Company's executive compensation program is designed to enhance the value of the Company to stockholders and bondholders. This is accomplished through policies and practices which facilitate the achievement of the Company's performance objectives, provide compensation that will attract and retain the superior talent required by the Company's aggressive goals, and align the officers' interests with the interests of Intermedia's stockholders.

         The executive compensation program provides an overall level of compensation opportunity that is competitive within the communications industry, as well as with a broader group of companies of comparable size and complexity. The Compensation Committee uses its discretion to set individual executive compensation at levels warranted in its judgment by industry practice, company performance, individual performance, and internal equity. It is the Company's philosophy to target annual cash compensation in the average range and total compensation in the third quartile as compared to industry practice.

EXECUTIVE COMPENSATION PROGRAM

         The Company's executive compensation program is comprised of base salary, annual cash incentive compensation, stock options, restricted stock awards as well as various benefits (including medical insurance and a 401(k) plan) which are generally available to all employees of the Company.

         Base Salary

         Base salary ranges for the Company's officers are set relative to companies in the communications industry and other similar companies. In determining actual salaries, the Compensation Committee takes into account individual responsibilities, experience, performance and specific issues particular to the Company.

         Consistent with past practice, at the direction of the Compensation Committee, the Company's Human Resources department, with the assistance of an outside consultant firm (collectively, the "HR Group"), evaluated the salary range for each officer's position. The HR Group surveyed the compensation practices of communications companies with business lines comparable to those of the Company and a broader sample of high growth, technology companies with comparable current and projected revenues. The Compensation Committee determined that officers' salaries should be targeted within a range of 20% above and below the average salary for officers in comparable positions within the industry, based on the experience and performance of the individual officer.

         Annual Cash Incentive Compensation

         To provide the Company's officers and other key employees with direct financial incentives to achieve the Company's annual and long-range goals, the Board currently maintains an annual performance based incentive compensation program for officers and other key employees. Early in each fiscal year, the Compensation Committee sets a target bonus amount for each officer. The Compensation Committee approves several shared corporate objectives, individual objectives, and targets for each objective for each officer. The achievement of these objectives determines the officer's eligibility to receive the target bonus.

         Stock Option Program

         The Company's 1992 Stock Option Plan and the Long-Term Incentive Plan (collectively, the "Plans") seek to align the long-term interests of officers, employees, directors, and consultants with the interests of stockholders. The Plans are designed to create a strong and direct link between compensation and stockholder return and to enable officers, employees, and directors to develop and maintain a significant, long-term ownership position in the Company. The Plans contribute to the Company's ability to attract and retain the best available personnel. They also provide additional incentive to officers, employees, directors and consultants to exert their maximum efforts toward the success of the Company.

         During 2000, the Board granted options to officers, employees, consultants, and directors to purchase shares of Common Stock. Total options granted, net of forfeitures, were 2,707,544 for the year. Options to purchase shares granted to officers were 831,600, net of forfeitures by exiting officers. In recommending option grants for officers, the Compensation Committee was guided by the number of options required to attract and retain officers with the talent, experience and skill required to help the Company achieve its goals and to insure that the interests of these officers are aligned with those of the stockholders. In granting options to existing officers, the Compensation Committee considered the industry practices for similar positions, each officer's individual performance, level of responsibility and the potential impact of their position on the Company's performance, each officer's potential, and the number of options previously granted to each officer.

         Chief Executive Officer Compensation

         Consistent with past practice, at the direction of the Compensation Committee, the HR Group performed a detailed evaluation of Mr. Ruberg's compensation. This evaluation analyzed compensation of chief executive officers of communications companies with business lines comparable to those of the Company and high growth technology companies with comparable current and projected revenues. After reviewing the results of this evaluation, the performance of the Company under Mr. Ruberg's leadership, and the Company's aggressive plans for growth, the Compensation Committee recommended, and the Board approved, an increase of Mr. Ruberg's base salary to $625,000, effective January 1, 2000. This increase places Mr. Ruberg's salary at well below the median level for comparable positions within the surveyed companies. Mr. Ruberg's base salary for 1999 was $525,000 per annum.

         Based on 1999 performance, the Compensation Committee recommended, and the Board approved, that Mr. Ruberg receive a cash incentive compensation bonus for 1999 of $206,719.

         The Compensation Committee believes that Mr. Ruberg's compensation package is in line with industry and market size standards and appropriate in light of his past performance and the Company's aggressive plans for growth.

                                            John C. Baker
                                            George F. Knapp

EXECUTIVE COMPENSATION

         The following table sets forth the cash and noncash compensation for each of the three years in the period ended December 31, 2000 awarded to or earned by the Chief Executive Officer and certain other executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                      COMPENSATION AWARDS
                                                                            ----------------------------------------
                                                                            RESTRICTED    SECURITIES        ALL
                                                              OTHER ANNUAL    STOCK       UNDERLYING       OTHER
                                         SALARY    BONUS(1)   COMPENSATION    AWARDS        OPTIONS     COMPENSATION
          POSITION               YEAR      ($)        ($)          ($)          ($)           (#)            ($)
-----------------------------   ------   -------   ---------  ------------  -----------   ----------    ------------
David C. Ruberg                  2000    625,001    206,719       (2)             --       400,000        5,250(11)
 Chairman of the Board,          1999    487,500         --       (2)             --       400,000        5,000(11)
 Chief Executive Officer,        1998    400,000    275,000       (2)             --            --        9,273(11)
 and President

Richard J. Buyens (3)            2000    275,000    217,813       (2)             --        60,000        3,208(11)
 Senior Vice President,          1999    238,362     75,000       (2)        150,000(4)    130,000       57,664(5)
 Sales

Davis D. Howe (6)                2000    114,583         --       (2)             --            --       50,000(7)
 Senior Vice President,
 Customer Service and Delivery

Patricia A. Kurlin               2000    275,000     75,000       (2)             --        60,000        5,580(11)
 Senior Vice President,          1999    240,000         --       (2)             --        80,000        5,329(11)
 General Counsel and             1998    174,913     47,360       (2)             --        55,000        2,066(11)
 Human Resources

Robert M. Manning                2000    375,001    136,500       (2)             --       300,000        2,804(11)
 Senior Vice President,          1999    312,500         --       (2)             --       150,000        2,712(11)
 Chief Financial                 1998    240,000    220,000       (2)             --        50,000        2,252(11)
 Officer and Secretary

Richard W. Marchant (8)          2000    255,001     69,000       (2)             --        60,000        5,250(11)
 Senior Vice President,          1999    220,000         --       (2)             --       170,000(9)     6,908(11)
 Engineering                     1998     34,646         --       (2)             --        40,000       66,119(10)

(1) Bonus figures represent amounts paid during listed fiscal year for prior fiscal year performance.

(2) The amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported during 2000, 1999 or 1998.

(3)      Mr. Buyens joined the Company in January 1999.

(4) The dollar amount listed represents the closing market price on the date of the grant ($15.00) multiplied by the number of shares awarded (10,000). On January 15, 1999, 10,000 restricted shares were awarded to Mr. Buyens, which vested in equal increments of 5,000 shares on January 15, 2000 and 2001. Dividends will be payable on the restricted shares only to the extent that dividends are payable on the shares of Common Stock.

(5) Consists of a reimbursement in the amount of $55,210 by the Company to Mr. Buyens of his relocation expenses and contributions made by the Company to Mr. Buyens' 401(k) plan.

(6)      Mr. Howe joined the Company in July 2000.

(7)      Consists of a signing bonus paid to Mr. Howe.

(8)      Mr. Marchant joined the Company in September 1998.

(9) Includes options to purchase 40,000 shares of Common Stock which had been granted to Mr. Marchant in a prior year and which originally were exercisable at an exercise price of $24.125 per share. On January 22, 1999, the Company reduced the exercise price for options to purchase 2,196,455 shares, including these options, to $14.000 per share, which was the market price of the Common Stock at the date of the repricing.

(10) Includes $60,000 signing bonus and contributions made by the Company to Mr. Marchant's 401(k) plan.

(11) Consists primarily of contributions made by the Company to 401(k) plans.

STOCK OPTION GRANTS

         The following table summarizes the grants of options during 2000 to Mr. Ruberg, Mr. Buyens, Mr. Howe, Ms. Kurlin, Mr. Manning and Mr. Marchant and the value of these options at the end of 2000.

                             OPTION GRANTS IN 2000

                                                                                                     POTENTIAL REALIZABLE VALUE
                                            PERCENT OF                                                    VALUE AT ASSUMED
                         NUMBER OF         TOTAL GRANTED                                                ANNUAL RATES OF STOCK
                    SECURITIES UNDERLYING   TO EMPLOYEES   EXERCISE PRICE  EXPIRATION      PRICE     APPRECIATION FOR OPTION TERM
     NAME              OPTIONS GRANTED        IN 2000          ($/SH)         DATE          0 %          5 %            10 %
------------------- ---------------------  -------------   --------------  ----------   ----------   ----------   ---------------
David C. Ruberg           400,000                9.23%          $30.88      4/14/2010           --    7,766,849      19,682,719
Richard J. Buyens          60,000                1.38%          $30.88      4/14/2010           --    1,165,027       2,952,408
Davis D. Howe             175,000                4.04%          $23.31      7/19/2010           --    2,565,694       6,501,971
Patricia A. Kurlin         60,000                1.38%          $20.00      4/14/2010      652,500    1,817,527       3,604,908
Robert M. Manning         300,000                6.92%          $20.00      4/14/2010    3,262,500    9,087,636      18,024,540
Richard W. Marchant        30,000                0.69%          $30.88      4/14/2010           --      582,514       1,476,204

      AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF UNEXERCISED OPTIONS     VALUE OF IN-THE-MONEY OPTIONS (1)
                          SHARES ACQUIRED         VALUE             AS OF  12/31/2000                   AS OF  12/31/2000
  NAME                      ON EXERCISE          REALIZED       EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
  -------------------     ---------------       -----------    ------------     -------------    --------------   ---------------
  David C. Ruberg                  0            $         0       956,674           733,326       $1,218,100.00         $0.00
  Richard J. Buyens                0            $         0        56,834           133,166       $        0.00         $0.00
  Davis D. Howe                    0            $         0        14,583           160,417       $        0.00         $0.00
  Patricia A. Kurlin          37,161            $ 1,518,570        84,755           138,084       $        0.00         $0.00
  Robert M. Manning                0            $         0       304,832           387,998       $        0.00         $0.00
  Richard W. Marchant              0            $         0        64,165           135,835       $        0.00         $0.00

EMPLOYMENT AGREEMENTS

         MR. RUBERG is employed as President, Chief Executive Officer and Chairman of the Board of the Company pursuant to an employment agreement dated as of May 1, 1993, as amended from time to time (the "Agreement"). The Agreement provides for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. (See "Compensation Committee Report on Executive Compensation--Chief Executive Officer Compensation.") Either party may terminate the Agreement upon at least 15 days notice provided that, in the case of termination by the Company without cause, Mr. Ruberg is entitled to receive his base salary, together with fringe benefits, for either a 12 or 18 month period depending on certain factors set forth in the Agreement. Mr. Ruberg is subject to confidentiality during the employment term and at all times thereafter and non-competition restrictions during the employment term and for a period of 18 months following the termination of his employment. The non-competition restrictions apply to Florida and to any other state into which the Company plans, within the year following termination, to provide its services. Pursuant to the Agreement, Mr. Ruberg was granted a ten-year Option (the "Ruberg Option") to purchase 400,000 shares of Common Stock at an exercise price of $4.625 per share, exercisable as to 1/60 of the underlying shares on June 5, 1993 and exercisable as to 1/60 of the underlying shares on the fifth day of each subsequent month through May 5, 1998. Upon the occurrence of a change of control of the Company, the unvested portion of the options granted to Mr. Ruberg before January 1, 1998, including the Ruberg option, will become fully vested.

         Pursuant to a Restricted Share Agreement dated January 25, 1996, as amended from time to time, Mr. Ruberg was granted a contingent restricted stock award (the "Ruberg Award") covering 400,000 shares of Common Stock (the "Ruberg Restricted Shares"). Under the terms of the Ruberg Award, the Ruberg Restricted Shares would be issued only if substantial specified increases in stockholder value were obtained by specified dates. These increases in stockholder value were obtained in 1996 and the Ruberg Restricted Shares were issued to Mr. Ruberg. The Ruberg Restricted Shares vest in equal quarterly installments over a twenty year period, with acceleration of vesting upon attainment of certain goals. Two of these goals were obtained in the first quarter of 2000 which accelerated the vesting of 66% of the unvested Ruberg Restricted Shares. All Ruberg Restricted Shares vest only if Mr. Ruberg is still an employee of the Company on each vesting date. Upon the occurrence of a change of control of the Company, the unvested portion of the issued Ruberg Restricted Shares will become fully vested. As of December 31, 2000, 62,784 Ruberg Restricted Shares were unvested.

         In December of 1999, the Compensation Committee reevaluated the compensation terms of the Agreement. Pursuant to a December 1999 letter, if Mr. Ruberg is terminated by the Company for any reason other than cause, the Company will pay Mr. Ruberg's base salary for one year after termination. Upon a change of control of the Company, Mr. Ruberg will receive an amount equal to two times his base salary plus two times his target bonus immediately prior to the change of control. In May of 2000, Agreement was amended to provide that Mr. Ruberg will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

         MR. BUYENS is employed as Senior Vice President, Sales of the Company pursuant to a letter agreement dated December 23, 1998, as amended from time to time (the "Buyens Letter"). The Buyens Letter provides for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. (See "Compensation Committee Report on Executive Compensation--Annual Cash Incentive Compensation.") Mr. Buyens was granted a ten-year option (the "Buyens Option") to purchase 100,000 shares of Common Stock at an exercise price of $15.00 per share, exercisable as to 1/60 of the underlying shares on February 11, 1999 and 1/60 of the underlying shares on the eleventh day of each subsequent month through January 11, 2004. Upon the occurrence of a change of control of the Company, the unvested portion of the Buyens Option will become fully vested. At the same time, Mr. Buyens was granted a contingent restricted stock award covering 10,000 shares of Common Stock. Under the terms of the award, 5,000 of the restricted shares would be vested at the end of the first full year of employment and the remaining 5,000 shares would be vested at the end of the second full year of employment. Upon the occurrence of a change of control of the Company, the unvested portion of the issued restricted shares will become fully vested. Pursuant to the Buyens Letter, Mr. Buyens was also given a signing bonus of $75,000. Mr. Buyens can borrow an aggregate of $66,000 from the Company in connection with certain relocation expenses incurred by Mr. Buyens as a result of his commencement of employment with the Company. The aggregate amount borrowed by Mr. Buyens is forgiven ratably by the Company over the 12 month period at a rate of 1/12 per month commencing January 11, 1999. As of December 31, 2000, this balance has been paid in full. Pursuant to this arrangement, Mr. Buyens will be reimbursed for the payment of taxes on such relocation allowance.

         In December of 1999, the Compensation Committee reevaluated the compensation terms of the Buyens Letter. Pursuant to a December 1999 letter, if Mr. Buyens is terminated by the Company for any reason other than cause, the Company will pay Mr. Buyens's base salary for one year after termination. Upon a change of control of the Company, Mr. Buyens will receive an amount equal to two times his base salary plus two times his target bonus immediately prior to the change of control. In May of 2000, the Buyens Letter was amended to provide that Mr. Buyens will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

         MR. HOWE is employed as Senior Vice President, Customer Service Delivery & Operations of the Company pursuant to a letter agreement dated July 11, 2000, as amended from time to time (the "Howe Letter"). The Howe Letter provided for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. (See "Compensation Committee Report on Executive Compensation--Annual Cash Incentive Compensation.") In the case of the termination of Mr. Howe's employment by the Company without cause, Mr. Howe was entitled to receive his base salary for one year following the termination. Pursuant to the Howe Letter, Mr. Howe was granted a ten-year option (the "Howe Option") to purchase 175,000 shares of Common Stock at an exercise price of $23.31 per share, exercisable as to 1/60 of the underlying shares on August 19, 2000 and 1/60 of the underlying shares on the nineteenth day of each subsequent month through July 19, 2010. Upon the occurrence of a change of control of the Company, the unvested portion of the Howe Option will become fully vested upon the earlier of one year after the change in control or upon termination. Pursuant to the Howe Letter, Mr. Howe was given a signing bonus of $50,000.

         In August of 2000, the compensation terms of the Howe Letter were amended. Pursuant to a August of 2000 letter, if Mr. Howe is terminated by the Company for any reason other than cause, the Company will pay Mr. Howe's salary for one year following the date of termination. Upon a change of control of the Company, Mr. Howe will receive an amount equal to two times his base salary plus two times his target bonus immediately prior to the occurrence of the change of control. The amended agreement also provides that Mr. Howe will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

         MS. KURLIN is employed as Senior Vice President, General Counsel of the Company pursuant to a letter agreement dated November 10, 1998, as amended from time to time (the "Kurlin Letter"). The Kurlin Letter provides for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. (See "Compensation Committee Report on Executive Compensation--Annual Cash Incentive Compensation.") Pursuant to the Kurlin Letter, Ms. Kurlin was granted a ten-year option (the "Kurlin Option") to purchase 40,000 shares of Common Stock at an exercise price of $18.1875 per share, exercisable as to 1/60 of the underlying shares on December 23, 1998 and 1/60 of the underlying shares on the twenty-third day of each subsequent month through November 23, 2003. Upon the occurrence of a change of control of the Company, the unvested portion of the Kurlin Option will become fully vested. In addition, upon the occurrence of a change of control of the Company, the unvested portion of the options granted to Ms. Kurlin before January 1, 1998 will become fully vested.

         In December of 1999, the Compensation Committee reevaluated the compensation terms of the Kurlin Letter. Pursuant to a December 1999 letter, if Ms. Kurlin is terminated by the Company for any reason other than cause, the Company will pay Ms. Kurlin's salary for one year following the date of termination. Upon a change of control of the Company, Ms. Kurlin will receive an amount equal to two times her base salary plus two times her target bonus immediately prior to the occurrence of the change of control. In May of 2000, the Kurlin Letter was amended to provide that Ms. Kurlin will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on her under Section 4999 of the Internal Revenue Code.

         MR. MANNING is employed as Senior Vice President, Chief Financial Officer and Secretary of the Company pursuant to a letter agreement dated August 27, 1996, as amended from time to time (the "Manning Letter"). The Manning Letter provided for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. (See "Compensation Committee Report on Executive Compensation--Annual Cash Incentive Compensation.") In the case of the involuntary termination of Mr. Manning's employment by the Company for any reason other than misconduct, Mr. Manning is entitled to receive his base salary for a 12 month period and to receive executive level outplacement services. Pursuant to the Manning Letter, Mr. Manning was granted a ten-year Option (the "Manning Option") to purchase 170,000 shares of Common Stock at an exercise price of $15.375 per share, exercisable as to 1/60 of the underlying shares on September 27, 1996 and 1/60 of the underlying shares on the twenty-seventh day of each subsequent month through August 27, 2001. The exercise price for the Manning Option was reduced in May 1997 to $12.9375 per share. Upon a change of control of the Company, the unvested portions of the Manning Option will become fully vested. In addition, upon the occurrence of a change of control of the Company, the unvested portion of the options granted to Mr. Manning before January 1, 1998 will become fully vested. Mr. Manning was allowed to borrow an aggregate of $112,000 from the Company in connection with certain relocation expenses incurred by Mr. Manning as a result of his commencement of employment with the Company. The aggregate amount borrowed by Mr. Manning was to be forgiven ratably by the Company over the 12-month period at a rate of 1/12 per month commencing September 4, 1996. Pursuant to this arrangement, Mr. Manning was reimbursed for the payment of taxes on such relocation allowance.

         Pursuant to the Manning Letter, and an agreement dated May 21, 1997, as amended from time to time, Mr. Manning was also granted two contingent restricted stock awards (the "Manning Awards") covering a total of 130,000 shares of Common Stock (the "Manning Restricted Shares"). Under the terms of the Manning Awards, the Manning Restricted Shares would be issued only if substantial specified increases in stockholder value were obtained by specified dates. These goals were met in 1997. The Manning Restricted Shares vest in equal quarterly installments over a twenty-year period, with acceleration of vesting upon attainment of certain goals. Two of these goals were obtained in the first quarter of 2000 which accelerated the vesting on 66% of the unvested shares. All Manning Restricted Shares vest only if Mr. Manning is still an employee of the Company on each vesting date. Upon the occurrence of a change of control of the Company, the unvested portion of the issued Manning Restricted Shares will become fully vested. As of December 31, 2000, 28,608 Manning Restricted Shares were unvested.

         In December of 1999, the Compensation Committee reevaluated the Manning Letter. Pursuant to a December 1999 letter, if Mr. Manning is terminated by the Company for any reason other than cause, the Company will pay Mr. Manning's base salary for one year after termination. Upon a change of control of the Company, Mr. Manning will receive an amount equal to two times his base salary plus two times his target bonus immediately prior to the occurrence of such change of control. In May of 2000, the Manning Letter was amended to provide that Mr. Manning will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

         MR. MARCHANT is employed as Senior Vice President, Engineering of the Company pursuant to a letter agreement dated September 1, 1998 (the "Marchant Letter"). Mr. Marchant was granted a ten-year option (the "Marchant Option") to purchase 40,000 shares of Common Stock at an exercise price of $24.125 per share, exercisable as to 1/60 of the underlying shares on October 14, 1998 and 1/60 of the underlying shares on the eleventh day of each subsequent month through September 14, 2008. On January 22, 1999 these options were re-priced to $14.00 per share. These shares were eligible for the re-pricing since Mr. Marchant was not a Senior Vice President at the time. Upon the occurrence of a change of control, the unvested portion of the Marchant Option will become fully vested. At the same time, Mr. Marchant was given a signing bonus of $60,000.

         In December of 1999, the Compensation Committee reevaluated the compensation terms of the Marchant Letter. If Mr. Marchant is terminated by the Company for any reason other than cause, the Company will pay Mr. Marchant's base salary for one year after termination. Upon a change of control, Mr. Marchant will receive an amount equal to two times his base salary plus two times his target bonus. In May of 2000, the Marchant Letter was amended to provide that Mr. Marchant will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  During 2000, the Compensation Committee was comprised of Messrs. Baker and Knapp. No member of the Compensation Committee was at any time an officer or employee of the Company or any of its subsidiaries.


ITEM 12. BENEFICIAL OWNERSHIP


         The following table sets forth, as of December 31, 2000, certain information with respect to (i) those persons or groups known to the Company to be the beneficial owners of more than five percent of the Common Stock, (ii) each of the directors of the Company, (iii) the Company's executive officers named in the summary compensation table, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the Common Stock owned by them.

                                                                                      NUMBER OF       PERCENT OF
                                                                                       SHARES        COMMON STOCK
                                                              SECURITIES            BENEFICIALLY     BENEFICIALLY
        NAME OF BENEFICIAL HOLDER                         BENEFICIALLY HELD            OWNED             OWNED
        ---------------------------------------------------------------------------------------------------------
        ICI Ventures LLC                                Intermedia Common Stock     7,859,329 (1)        12.6%
          c/o Kohlberg Kravis Roberts & Co., L.P.
          9 West 57th Street
          New York, NY 10019

        Massachusetts Financial Services Corp           Intermedia Common Stock     4,540,542 (2)         7.3%
          500 Boylston Street
          Boston, MA 02116

        David C. Ruberg                                 Intermedia Common Stock     1,245,676 (3)         2.0%
        John C. Baker                                   Intermedia Common Stock        84,228 (4)           *
        Philip A. Campbell                              Intermedia Common Stock        30,000 (5)           *
        James H. Greene, Jr.                            Intermedia Common Stock        10,667 (6)           *
        George F. Knapp                                 Intermedia Common Stock        59,214 (7)           *
        Alexander Navab, Jr.                            Intermedia Common Stock        10,667 (8)           *
        Ralph J. Sutcliffe                              Intermedia Common Stock       221,508 (9)           *
        Richard J. Buyens                               Intermedia Common Stock        70,667 (10)          *
        Davis D. Howe                                   Intermedia Common Stock        20,417 (11)          *
        Patricia A. Kurlin                              Intermedia Common Stock       113,922 (12)          *
        Robert M. Manning                               Intermedia Common Stock       400,565 (13)          *
        Richard W. Marchant                             Intermedia Common Stock        70,832 (14)          *
        All executive officers and directors            Intermedia Common Stock     2,338,363 (15)        3.8%

         *  Less than 1%

(1) Consists of 5,555,556 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock, 2,000,000 shares of Common Stock issuable upon exercise of presently exercisable warrants and 303,773 common shares owned. ICI Ventures is a limited liability company of which KKR 1996 Fund L.P. is the managing member. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., which is the sole general partner of KKR 1996 Fund L.P. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts, and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, and Johannes Huth. Mr. Greene is a director of the Company. Each of the individuals who are members of KKR 1996 GP L.L.C. may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996

         GP L.L.C. Each of such individuals disclaim beneficial ownership. Mr. Alexander Navab, Jr., a director of the Company, is also a director of KKR and a limited partner of KKR Associates 1996 L.P. Mr. Navab disclaims that he is the beneficial owner of securities beneficially owned by KKR Associates 1996 L.P. KKR Partners II, L.P. owns less than a 4% membership interest in ICI Ventures LLC.

(2) Based upon information set forth in a Schedule 13G filed with the SEC on February 14, 2001.

(3) Includes 186,216 shares owned, 62,784 shares subject to certain vesting requirements under the Ruberg Award and 996,676 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 693,324 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(4) Includes 54,228 shares of Common Stock and 30,000 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter.

(5) Includes 30,000 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter.

(6) Includes 10,667 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 13,333 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(7) Includes 11,314 shares of Common Stock and 47,900 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter.

(8) Includes 10,667 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 13,333 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(9) Includes 10,840 shares owned, 10,668 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter, and 200,000 shares subject to warrants exercisable at $20.75 per share. Excludes 13,332 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(10) Includes 7,500 shares owned and 63,167 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 126,833 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(11) Includes 20,417 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 154,583 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(12) Includes 20,000 shares owned and 93,922 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 128,917 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(13) Includes 36,792 shares of Common Stock, 28,608 shares subject to certain vesting requirements under the Manning Award and 335,165 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 357,665 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(14) Includes 70,832 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 129,169 shares subject to options that are not exercisable within 60 days of December 31, 2000.

(15) Includes 326,890 owned shares of Common Stock, 91,392 shares of Common Stock subject to certain vesting requirements under awards, and 1,920,081 shares subject to options exercisable as of December 31, 2000 or within 60 days thereafter. Excludes 1,630,488 shares subject to options that are not exercisable within 60 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company made advances to Mr. Ruberg for the payment of taxes resulting from the vesting of certain of the Ruberg Restricted Shares. Since January 1, 1998, the largest outstanding balance at any given time was $2,352,462. All advances have been paid in full.

         The Company made advances to Mr. Manning for the payment of taxes resulting from the vesting of certain of the Manning Restricted Shares. Since January 1, 1998, the largest outstanding balance at any given time was $1,073,842. All advances have been paid in full.

         The Company made advances to Mr. Buyens in connection with certain relocation expenses incurred by Mr. Buyens as a result of his commencement of employment with the Company. Since December 31, 2000 the largest amount outstanding was $55,210. The aggregate amount borrowed by Mr. Buyens is forgiven ratably by the Company over a 12-month period. Pursuant to this arrangement, Mr. Buyens will be reimbursed for the payment of taxes on such relocation allowance. As of December 31, 2000, 100% of this loan was forgiven.

         The Company made advances to Mr. Buyens for the payment of taxes resulting from the vesting of restricted shares issued pursuant to the Long-Term Incentive Plan. The largest amount outstanding at any time since January 1, 1998 was $82,195. All advances have been paid in full.

         The Company employs the law firm of Kronish Lieb Weiner & Hellman LLP for certain legal matters. Mr. Sutcliffe is a partner of this firm.

         During the fourth quarter of 1998, the Company entered into a contract with Data Study, Inc. ("DSI"), a software implementation consulting firm. Baker Capital Corp., of which John Baker (a director of the Company) is a principal, owns approximately 27% of DSI. As of December 31, 2000, the Company paid approximately $8,355,000 to DSI for services rendered by DSI pursuant to the contract.

         On March 10, 2000, the Company entered into an agreement with Advanced Switching Communications, Inc. ("ASC") for the purchase of a minimum of $3 million of network equipment. Baker Capital Corp., of which John Baker (a director of the Company) is a principal, owns approximately 26% of ASC. In connection with the purchase agreement and to induce the Company to make additional purchases thereunder, the Company received a conditional warrant to purchase up to 125,000 shares of common stock of ASC at a price of $15.00 per share, which becomes exercisable in tranches if the Company purchases additional equipment from ASC within certain time periods. The Company can exercise the warrant as to 30,000 shares if it purchases at least $3 million of equipment from ASC within certain time periods.

COMPARATIVE STOCK PERFORMANCE

         The graph below compares the cumulative stockholder return on the Common Stock since December 31, 1995 with the cumulative total return on the NASDAQ Stock Market Index and NASDAQ Communications Industry Index over the same period (assuming an investment of $100 in the Common Stock, the stocks comprising the NASDAQ Stock Market Index and stocks comprising the NASDAQ Communications Industry Index on December 31, 1995, and reinvestment of all dividends).


                                    [GRAPH]

                                          12/95     12/96     12/97     12/98     12/99    12/00
------------------------------------------------------------------------------------------------
Intermedia Communications                 $ 100     $ 147     $ 347     $ 197     $ 444    $  82
NASDAQ Stock Market Index                 $ 100     $ 123     $ 151     $ 211     $ 393    $ 239
NASDAQ Communications Industry Index      $ 100     $ 104     $ 147     $ 240     $ 487    $ 222

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Intermedia and the notes thereto, the related reports thereon of the independent certified public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

FINANCIAL STATEMENTS -- INTERMEDIA
Report of Independent Certified Public Accountants..............................         F-1
Consolidated Balance Sheets at December 31, 1999 and 2000.......................         F-2
Consolidated Statements of Operations for the years ended
    December 31, 1998, 1999, and 2000...........................................         F-3
Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1998, 1999, and 2000.......................         F-4
Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1999, and 2000...........................................         F-6
Notes to Consolidated Financial Statements......................................         F-7

FINANCIAL STATEMENT SCHEDULES -- INTERMEDIA
Schedule II -- Valuation and Qualifying Accounts................................         S-1

         All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

INTERMEDIA REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2000:

         Intermedia filed a Current Report on Form 8-K, dated October 13, 2000, reporting under Item 5 reporting the filing of multiple shareholder complaints against Intermedia, Digex, certain interested directors of Digex, and WorldCom in connection with the Merger Agreement between Intermedia and WorldCom. Intermedia also reported under Item 7 the filing of the complaints as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated October 26, 2000, reporting under Item 5 reporting the filing of a consolidated shareholders complaint against Intermedia, Digex, certain interested directors of Digex, and WorldCom. Intermedia also reported under Item 7 the filing of the complaint as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated October 27, 2000, reporting under Item 5 the issuance of a press release related to the third quarter results of its subsidiary Digex, Incorporated. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated October 27, 2000, reporting under Item 5 the issuance of a press release related to the its third quarter results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K dated November 14, 2000, reporting under Item 5 the filing of the Form 10-Q of its subsidiary, Digex, Incorporated for the quarter ended September 30, 2000. Intermedia also reported under Item 7 the filing of the Form 10-Q of Digex, Incorporated. for the quarter ended September 30, 2000 as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K dated December 15, 2000, reporting under Item 5 reporting the Legal Opinion of the Court of Chancery of the State of Delaware in and for New Castle County in Re: Digex, Inc. Shareholders Litigation, dated December 13, 2000. Intermedia also reported under
Item 7 the filing of the opinion as an exhibit to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K dated December 18, 2000, reporting under Item 5 that the stockholders of Intermedia voted to adopt the Agreement and Plan of Merger, dated September 1, 2000, among Intermedia, WorldCom Inc., and Wildcat Acquisition Corp., a wholly owned Delaware subsidiary of WorldCom, Inc.

                                  EXHIBIT INDEX

NUMBER            EXHIBIT
------            -------

1.1         --    Senior Note Purchase Agreement , dated as of February 19, 1999, among
                  Intermedia and Bear Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner
                  & Smith Incorporated, Salomon Smith Barney Inc., NationsBanc
                  Montgomery Securities LLC and Warburg Dillon Read LLC (the "Initial
                  Purchasers"). Exhibit 1.1 to Intermedia's Registration Statement on
                  Form S-4 filed with the Commission on April 15, 1999 is incorporated herein by reference.

1.2         --    Senior Subordinated Note Purchase Agreement, dated as of February 19,
                  1999, among Intermedia and the Initial Purchasers. Exhibit 1.2 to
                  Intermedia's Registration Statement on Form S-4 filed with the
                  Commission on April 15, 1999 is incorporated herein by reference.

1.3         --    Purchase Agreement, dated August 12, 1998, among the Company and the
                  Initial Purchasers, Exhibit 1.1 to Intermedia's Registration Statement
                  on Form S-3/A filed January 12, 1999, is incorporated herein by reference.

NUMBER                                            EXHIBIT
------                                            -------

 2.1        --    Agreement and Plan of Merger, dated as of June 4, 1997, among Intermedia,
                  Daylight Acquisition Corp. and DIGEX. Exhibit 99(c)(1) to Intermedia's
                  Schedule 14D-1 filed with the Commission on June 11, 1997 is incorporated herein by reference.

 2.2        --    Agreement and Plan of Merger, dated as of November 20, 1997, by and among
                  Intermedia, Moonlight Acquisition Corp. and Shared. Exhibit 99(c)(1)
                  to Intermedia's Schedule 14D-1 and Schedule 13D filed with the
                  Commission on November 26, 1997 is incorporated herein by reference.

 2.3        --    Acquisition Agreement, dated as of December 17, 1997, among Intermedia and the holders of interest in the Long Distance Savers companies. Exhibit
                  2.3 to Amendment No. 1 to Intermedia's Registration Statement on Form
                  S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is incorporated herein by reference.

 2.4        --    Agreement and Plan of Merger, dated as of February 11, 1998, among
                  Intermedia, Sumter One Acquisition, Inc., Sumter Two Acquisition,
                  Inc., National Telecommunications of Florida, Inc., NTC, Inc. and the
                  stockholders of National. Exhibit 2.4 to Intermedia's Registration
                  Statement on Form S-3 filed with the Commission on February 13, 1998
                  (No. 333-46369) is incorporated herein by reference.

 2.5        --    Agreement and Plan of Merger among WorldCom, Inc. Wildcat Acquisition
                  Corp., and Intermedia, dated as of September 1, 2000. Exhibit 2.1 to
                  Intermedia's Form 8-K (Filed No. 000-20135) filed with the SEC on
                  September 7, 2000 is incorporated herein by reference.

 3.1        --    Restated Certificate of Incorporation of Intermedia, together with all amendments thereto. Exhibit 3.1 to Intermedia's Registration Statement on Form S-4 filed with the Commission on June 16, 1998 (No. 333-56939)
                  (the "Form S-4") is incorporated herein by reference.

 3.2        --    By-laws of Intermedia, together with all amendments thereto. Exhibit 3.2 to Intermedia's Registration Statement on Form S-1, filed with the
                  Commission on November 8, 1993 (No. 33-69052) (the "Form S-1") is
                  incorporated herein by reference.

 4.1        --    Indenture, dated as of June 2, 1995, between Intermedia and SunBank
                  National Association, as trustee. Exhibit 4.1 to Intermedia's
                  Registration Statement on Form S-4 filed with the Securities and
                  Exchange Commission on June 20, 1995 (No. 33-93622) is incorporated herein by reference.

 4.1(a)     --    Amended and Restated Indenture, dated as of April 26, 1996, between
                  Intermedia and SunTrust Bank, Central Florida, National Association,
                  as trustee. Exhibit 4.1 to Intermedia's Current Report on Form 8-K
                  filed with the Commission on April 29, 1996 is incorporated herein by reference.

 4.2        --    Indenture, dated as of May 14, 1996, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's Registration Statement on Form S-3
                  filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.

 4.3         --   Indenture, dated as of July 9, 1997, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the Commission on July 17, 1997 is incorporated herein by reference.

 4.4        --    Indenture, dated as of October 30, 1997, between Intermedia and
                  SunTrust Bank, Central Florida, National Association, as trustee.
                  Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the
                  Commission on November 6, 1997 is incorporated herein by reference.

NUMBER                                            EXHIBIT
------                                            -------

 4.5        --    Indenture, dated as of December 23, 1997, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File
                  No. 333-44875) filed with the Commission on April 18, 1996 is incorporated herein by reference.

 4.6        --    Indenture, dated as of May 27, 1998, between Intermedia and SunTrust Bank,
                  Central Florida, National Association, as trustee. Exhibit 4.6 to
                  Intermedia's Form S-4 is incorporated herein by reference.

 4.7        --    Rights Agreement dated as of March 7, 1996, between Intermedia and
                  Continental Stock Transfer and Trust Company. Exhibit 4.1 to
                  Intermedia's Current Report on Form 8-K filed with the Commission on
                  March 12, 1996 is incorporated herein by reference.

 4.7(a)     --    Amendment to Rights Agreement, dated as of February 20, 1997 between
                  Intermedia and Continental Stock Transfer & Trust Company. Exhibit
                  4.4(a) to Intermedia's Annual Report on Form 10-K for the year ended
                  December 31, 1996 is incorporated herein by reference.

 4.7(b)     --    Amendment to Rights Agreement, dated as of January 27, 1998 between
                  Intermedia and Continental Stock Transfer & Trust Company. Exhibit
                  4.6(b) to Intermedia's Annual Report on Form 10-K (the "1997 Form
                  10-K") is incorporated herein by reference.

 4.8        --    Certificate of Designation of Voting Power, Designation Preferences and
                  Relative, Participating, Optional and Other Special Rights and
                  Qualifications, Limitations, and Restrictions of 7% Series F Junior
                  Convertible Preferred Stock of the Company filed with the Secretary of
                  State of the State of Delaware August 17, 1998. Exhibit 4.8 to
                  Intermedia's Registration Statement on Form S-3/A filed February 1,
                  1999 is incorporated herein by reference.

 4.9        --    Registration Rights Agreement, dated August 18, 1999, among the Company and the Initial Purchasers, Exhibit 4.7 to Intermedia's Registration
                  Statement on Form S-3/A filed January 12, 1999, is incorporated herein by reference.

4.10        --    Deposit Agreement, dated August 18, 1999, among the Company and
                  Continental Stock Transfer & Trust Company. Exhibit 4.9 to
                  Intermedia's Registration Statement on Form S-3/A filed January 12,
                  1999, is incorporated herein by reference.

4.11        --    Senior Note Indenture, dated February 24, 1999, between Intermedia and SunTrust Bank, Central Florida National Association, as trustee.
                  Exhibit 4.7 to Intermedia's Registration Statement on Form S-4 filed
                  April 15, 1999, (No. 333-76363) is incorporated herein by reference.

4.12        --    Senior Subordinated Note Indenture, dated February 24, 1999, between
                  Intermedia and the SunTrust Bank, Central Florida National
                  Association, as trustee. Exhibit 4.8 to Intermedia's Registration
                  Statement on Form S-4 filed April 15, 1999, (No. 333-76363) is incorporated herein by reference.

4.13        --    Senior Note Registration Rights Agreement, dated February 24, 1999, among Intermedia and the Initial Purchasers. Exhibit 4.9 to
                  Intermedia's Registration Statement on Form S-4 filed April 15, 1999,
                  (No. 333-76363) is incorporated herein by reference.

4.14        --    Senior Subordinated Note Registration Rights Agreement, dated February
                  24, 1999, among Intermedia and the Initial Purchasers. Exhibit 4.10 to
                  Intermedia's Registration Statement on Form S-4 filed April 15, 1999,
                  (No. 333-76363) is incorporated herein by reference.

4.15        --    Certificate of Designation for the 7% Series G Junior Convertible
                  Participating Preferred Stock. Exhibit 4.1 to Intermedia's Form 8-K
                  dated February 17, 2000 is incorporated herein by reference.

NUMBER                                            EXHIBIT
------                                            -------

4.16        --    Warrant Agreement, dated February 17, 2000, among Intermedia and ICI Ventures
                  LLC. Exhibit 4.2 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.

4.17        --    Warrant Agreement, dated February 17, 2000, among Intermedia and ICI Ventures
                  LLC. Exhibit 4.3 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.

4.18        --    Registration Rights Agreement, dated February 17, 2000, among Intermedia and
                  ICI Ventures LLC. Exhibit 4.4 to Intermedia's Form 8-K dated February
                  17, 2000 is incorporated herein by reference.

4.19        --    Certificate of Designation of Voting Power, Designation Preferences and
                  Relative, Participating, Optional and Other Special Rights and
                  Qualifications, Limitation and Restrictions of 14.12% Series H
                  Redeemable Preferred Stock of Intermedia. Exhibit 4.1 to Intermedia's
                  Form 10-Q for the quarter ended September 30, 2000 is incorporated herein by reference.

10.1        --    1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is incorporated herein by reference.

10.1(a)     --    Amendment to 1992 Stock Option Plan dated May 20, 1993. Exhibit 10.1(b)
                  to the Form S-1 is incorporated herein by reference.

10.1(b)     --    Amendment to 1992 Stock Option Plan dated as of December 16, 1997.
                  Exhibit 10.1(b) to Intermedia's Annual Report on Form 10-K for the
                  year ended December 31, 1997 (the "1997 Form 10-K") is incorporated herein by reference.

10.2        --    Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's Annual
                  Report on Form 10-K for the year ended December 31, 1995 (the "1995
                  Form 10-K") is incorporated herein by reference.

10.2(a)     --    Amendment to Long Term Incentive Plan dated as of December 16, 1997.
                  Exhibit 10.2(a) to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.3        --    1997 Equity Participation Plan for the Benefit of Employees of DIGEX.
                  Exhibit 10.3 to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.4        --    1997 Stock Option Plan for the Benefit of employees of DIGEX. Exhibit
                  10.4 to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.5        --    David C. Ruberg Employment Agreement, dated May 1, 1993, between David
                  C. Ruberg and Intermedia. Exhibit 10.2 to Intermedia's 1995 Form 10-K
                  is incorporated herein by reference.

10.6        --    Letter Agreement dated August 27, 1996 between Robert M. Manning and
                  Intermedia. Exhibit 10.6 to Intermedia's 1997 Form 10-K is
                  incorporated herein by reference.

10.8        --    Letter Agreement dated April 21, 1998 between E. Trevor Dignall and
                  Intermedia filed in Intermedia's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

10.9        --    Letter Agreement dated December 23, 1998 between Richard J. Buyens and Intermedia amended on December 1, 1999 filed in Intermedia's
                  Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

10.10       --    Sublease, dated August 28, 1995, between Intermedia and Pharmacy
                  Management Services, Inc. for its principal executive offices located at 3625 Queen Palm Drive, Tampa, Florida. Exhibit 10.3 to Intermedia's
                  1995 Form 10-K is incorporated herein by reference.

10.11       --    401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is incorporated herein by reference.

10.12       --    Fourth Amendment to Credit Agreement, dated as of October 31, 2000, between Intermedia, Bank of America, N.A., the Bank of New York and
                  Toronto Dominion (Texas), Inc. and the Guarantors named therein amending the Revolving Credit Agreement . Exhibit 10.2 to Intermedia's
                  Form 10-Q for the quarter ended September 30, 2000 is incorporated herein by reference. Revolving Credit Agreement, dated December 22,
                  1999, between Intermedia, Bank of America N.A., the Bank of New York
                  and Toronto Domonion (Texas), Inc. Exhibit 10.12 to Intermedia's 1999
                  Form 10-K is incorporated herein by reference.


10.13       --    Letter Agreement dated December 1, 1999 between Richard W. Marchant and
                  Intermedia. Exhibit 10.13 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.14       --    Letter Agreement dated December 1, 1999 between Alfred G. Binford and
                  Intermedia. Exhibit 10.14 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.15       --    Letter Agreement dated December 1, 1999 between Patricia A. Kurlin and
                  Intermedia. Exhibit 10.15 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.16       --    Purchase Agreement, dated January 11, 2000, among Intermedia and ICI
                  Ventures LLC. Exhibit 10.1 Intermedia's Form 8-K dated February 17,
                  2000 is incorporated herein by reference.

10.17       --    Note Purchase Agreement dated as of October 31, 2000, between Intermedia and WorldCom, Inc. Exhibit 10.1 to Intermedia's Form 10-Q for the
                  quarter ended September 30, 2000 is incorporated herein by reference.

10.18       --    Letter Agreement dated July 11, 2000 between David D. Howe and Intermedia.

10.19       --    Stockholders Agreement among WorldCom, Inc., ICI Ventures LLC, David
                  Ruberg, John C. Baker, Philip A. Campbell, Ralph J. Sutcliffe, James
                  H. Greene, Jr., and Alexander Navab, Jr., dated as of September 1,
                  2000. Exhibit 10.1 to Intermedia's Form 8-K dated September 14, 2000 is incorporated herein by reference.

12.1        --    Statement Re: Computation of Ratios.

21          --    Subsidiaries of Intermedia.

23.1        --    Consent of Ernst & Young LLP.

                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              INTERMEDIA COMMUNICATIONS INC.
                         (Registrant)

              By:              /s/ David C. Ruberg
                  ----------------------------------------------
                                 David C. Ruberg
                      Chairman of the Board, President and
                               Chief Executive Officer            March 30, 2001

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

                 SIGNATURE                                    TITLE                           DATE
                 ---------                                    -----                           ----
PRINCIPAL EXECUTIVE OFFICER:

             /s/ David C. Ruberg                     Chairman of the Board,
---------------------------------------------         President and Chief                 March 30, 2001
               David C. Ruberg                         Executive Officer


 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

            /s/ Robert M. Manning                    Senior Vice President and            March 28, 2001
---------------------------------------------         Chief Financial Officer
              Robert M. Manning


            /s/ Jeanne M. Walters                    Vice President, Controller           March 30, 2001
---------------------------------------------           and Chief Accounting
              Jeanne M. Walters                                 Officer


               OTHER DIRECTORS:

              /s/ John C. Baker                                                           March 29, 2001
---------------------------------------------
                John C. Baker


             /s/ George F. Knapp                                                          March 27, 2001
---------------------------------------------
               George F. Knapp


            /s/ Philip A. Campbell                                                        March 28, 2001
---------------------------------------------
              Philip A. Campbell


           /s/ James H. Greene, Jr.                                                       March 29, 2001
---------------------------------------------
             James H. Greene, Jr.


          /s/ Alexander  Navab, Jr.                                                       March 29, 2001
---------------------------------------------
            Alexander  Navab, Jr.


            /s/ Ralph J. Sutcliffe                                                        March 28, 2001
---------------------------------------------
              Ralph J. Sutcliffe

GLOSSARY

         Access Charges - In general, the charges paid by an Interexchange Carrier to a Local Exchange Carrier for the origination or termination of the carrier's traffic.

         Access Line -- A circuit that connects a telephone user (customer) to the public switched network. The access line usually connects to a telephone at the customer's end.

         Access Line Equivalents ("ALEs") -- Represents Intermedia's method of quantifying its local exchange service. In general, Intermedia's ALEs are calculated by adding the number of "line service" local switch ports (those connecting to a telephone instrument or equivalent device) to the product of 2.5 times the number of "trunk service" ports (those connecting to a PBX, Key System, or similar device).

         Access Service Request ("ASR") - A universally recognized form, this is a request that a telephone company gives to another telephone company for many kinds of interconnectivity or data sharing needs. This request can be between local carriers or long distance carriers and can originate with either an incumbent or an alternative company.

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

         GSM (Global System for Mobile Communications) -- The standard digital cellular phone service that is adhered to in Europe and Asia. GSM is a set of ETSI (European Telecommunications Standards Institute) standards specifying the infrastructure for digital cellular service.

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

         Interexchange Services -- Telecommunications services that are provided between two exchange areas, generally meaning between two cities. These services can be either voice or data, and are commonly referred to as long distance services.

         Internet Protocol ("IP") -- IP is a standard describing software that keeps track of Internet addresses for different nodes, routes outgoing messages, and recognizes incoming messages. IP is the standard that the Internet is based on.

         ISDN (Integrated Services Digital Network) -- A modern telephone technology that combines voice and dataswitching in an efficient manner.

         ISP (Internet Service Provider) -- A telecommunications service provider who provides access to the Internet, for dial access, and/or dedicated access.

         IXC (Interexchange Carrier) -- A provider of telecommunications services that extend between exchanges (LATAS), or cities, also called a long distance carrier.

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

         LATA (Local Access Transport Area) -- A geographic area inside of which a LEC can offer switched telecommunications services, including local toll service. There are 196 LATAs in the continental United States.

         LEC (Local Exchange Carrier) -- Any telephone service provider offering local exchange services.

         Local Exchange -- An area inside of which telephone calls are generally completed without any toll, or long distance charges. Local exchange areas are defined by the state regulator of telephone services.

         Local Exchange Services -- Telephone services that are provided within a local exchange. These usually refer to local calling services (dial tone services). Business local exchange services include access lines, trunks and ISDN.

         Mbps -- Megabits per second, or millions of bits per second, a unit of measure for the transmission of data.

         Multi Protocol Label Switching ("MPLS") - An evolving standard intended for Internet application. A widely supported method of speeding up IP-based data communications over an ATM network.

         Network-to-Network Interface ("NNI") - A protocol defined by the Frame Relay Forum that describes the connection between two public frame relay services, and includes elements such as bidirectional polling, to assist the network services providers with gaining information on the status of the public networks being interconnected.

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

         RBOC (Regional Bell Operating Company) -- One of the ILECs created by the court ordered divestiture of the local exchange business by AT&T. These are BellSouth, Bell Atlantic (now Verizon), Ameritech (now part of SBC), US West (now part of Qwest), and SBC.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
INTERMEDIA COMMUNICATIONS INC.

         We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. and Subsidiaries ("Intermedia") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Intermedia's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Intermedia will continue as a going concern. As more fully described in Note 3, Intermedia has incurred recurring operating losses and has a net capital deficiency. These conditions and other factors raise substantial doubt about Intermedia's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ ERNST & YOUNG LLP

Tampa, Florida

February 15, 2001, except for the thirteenth and last paragraphs of Note 16 as to which dates are March 2, 2001 and February 27, 2001, respectively, and
Note 21, as to which the date is March 2, 2001

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           DECEMBER 31,
                                                                                                  ----------------------------
                                                                                                      1999             2000
                                                                                                  -----------      -----------
                                                              ASSETS
Current assets:
   Cash and cash equivalents....................................................................  $   240,827      $   114,726
   Restricted investments.......................................................................       10,252           15,450
   Accounts receivable, less allowance for doubtful accounts of $29,056 in
      1999 and $58,410 in 2000..................................................................      287,771          283,621
   Income tax receivable........................................................................           --           10,510
   Prepaid expenses and other current assets....................................................       38,289           61,621
                                                                                                  -----------      -----------
Total current assets............................................................................      577,139          485,928
Telecommunications equipment, net...............................................................    1,713,220        2,067,088
Investments -  available for sale...............................................................           --            9,016
Intangible assets, net..........................................................................      948,215          876,407
Other assets....................................................................................       57,848           46,033
                                                                                                  -----------      -----------
       Total assets.............................................................................  $ 3,296,422      $ 3,484,472
                                                                                                  ===========      ===========

                            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable.............................................................................  $   106,918      $   126,414
   Accrued taxes................................................................................       15,542           23,635
   Accrued interest.............................................................................       32,822           19,035
   Other accrued expenses.......................................................................       33,967           45,390
   Advance billings.............................................................................       21,832           32,045
   Current portion of long-term debt............................................................        5,632          115,772
   Current portion of capital lease obligations.................................................       26,445           12,505
                                                                                                  -----------      -----------
      Total current liabilities.................................................................      243,158          374,796
Long term debt..................................................................................    2,503,911        1,918,326
Capital lease obligations.......................................................................      431,299          474,104
Other long-term liabilities.....................................................................           --            6,881
Minority interest...............................................................................       53,964          159,288
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;
   600,000 shares authorized; 436,127 and 498,052 shares issued and outstanding in
   1999 and 2000, respectively..................................................................      426,889          489,787
Series D junior convertible preferred stock, $1.00 par value; 69,000 shares authorized;
   53,728 and 53,724 issued and outstanding in 1999 and 2000, respectively......................      133,268          133,914
Series E junior convertible preferred stock, $1.00 par  value; 87,500 shares authorized;
   64,892 and 64,047 shares issued and outstanding in 1999 and 2000, respectively...............      160,778          159,421
Series F junior convertible preferred stock, $1.00 par value; 92,000 shares authorized;
   and 79,600 shares issued and outstanding in 1999 and 2000, respectively......................      195,860          196,897
Series G junior convertible participating preferred stock, $1.00 par value;
   200,000 shares authorized; 200,000 issued and outstanding in 2000............................           --          168,082
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; 1,111,500 and 911,500
      shares authorized in 1999 and 2000, no shares issued                                                 --               --
   Series C preferred stock, $1.00 par value; 40,000 shares authorized, no shares issued                   --               --
   Preferred stock in Digex subsidiary, $.01 par value; 5,000,000 shares authorized;
      100,000 designated as Series A Convertible; 100,000 shares outstanding in 2000............           --                1
   Common stock, $.01 par value; 150,000,000 shares authorized in 1999 and 2000;
      51,834,097 and 55,138,703 shares issued and outstanding in 1999 and 2000, respectively....          518              551
   Additional paid-in capital...................................................................      767,456        1,022,986
   Cumulative translation adjustment............................................................           --              (38)
   Unrealized gain on investment held for sale..................................................           --            7,016
   Accumulated deficit..........................................................................   (1,604,459)      (1,612,510)
   Deferred compensation........................................................................      (16,220)         (15,030)
                                                                                                  -----------      -----------
      Total stockholders' equity (deficit)....................................................       (852,705)      (597,024)
                                                                                                  -----------      -----------
      Total liabilities, redeemable preferred stock and stockholders' equity (deficit)..........  $ 3,296,422      $ 3,484,472
                                                                                                  ===========      ===========

                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------
                                                                           1998                1999                  2000
                                                                      ------------         ------------         ------------
Revenues:
 Data, Internet and Web hosting ..............................        $    261,369         $    361,457         $    534,407
 Local access and voice ......................................             350,060              414,242              345,547
 Integration .................................................             101,354              130,336              156,891
                                                                      ------------         ------------         ------------
                                                                           712,783              906,035            1,036,845
Expenses:
 Network expenses ............................................             337,625              371,180              385,375
 Facilities administration and maintenance ...................              66,061              103,417              176,980
 Cost of goods sold ..........................................              65,094               83,362              105,436
 Selling, general, and administrative ........................             213,023              294,382              470,205
 Depreciation and amortization ...............................             229,747              329,303              467,224
 Deferred compensation .......................................               2,086                1,540                7,229
 Charge off of purchased in-process R&D ......................              63,000                   --                   --
 Business restructuring, merger-related and other charges ....              53,453               27,922               18,140
                                                                      ------------         ------------         ------------
                                                                         1,030,089            1,211,106            1,630,589
                                                                      ------------         ------------         ------------
Loss from operations .........................................            (317,306)            (305,071)            (593,744)
Other income (expense):
  Interest expense ...........................................            (205,760)            (295,900)            (265,679)
  Gain on sale of Digex stock ................................                  --                   --              864,321
  Interest and other income ..................................              35,837               35,752               44,743
                                                                      ------------         ------------         ------------
Income (loss) before minority interest, income
    taxes and extraordinary item .............................            (487,229)            (565,219)              49,641
 Provision for income taxes ..................................                  --                   --               (7,669)
                                                                      ------------         ------------         ------------
Income (loss) before minority interest and
   extraordinary item ........................................            (487,229)            (565,219)              41,972
Minority interest in net loss of subsidiary ..................                  --                6,793               52,869
                                                                      ------------         ------------         ------------
Income (loss) before extraordinary item and cumulative
     effect of a change in accounting principle...............            (487,229)            (558,426)              94,841
Extraordinary gain on early extinguishment of debt,
     net of taxes ............................................                  --                   --               17,915
Cumulative effect of a change in accounting principle.........                  --                   --                 (166)
                                                                      ------------         ------------         ------------
Net income (loss) ............................................            (487,229)            (558,426)             112,590
Preferred stock dividends and accretions .....................             (90,344)             (92,455)            (120,641)
                                                                      ------------         ------------         ------------
Net loss attributable to common stockholders .................        $   (577,573)        $   (650,881)        $     (8,051)
                                                                      ============         ============         ============

Basic and diluted loss per common share:
Net loss attributable to common stockholders
   before extraordinary item and cumulative effect ...........        $     (13.23)        $     (12.91)        $       (.48)
Extraordinary item ...........................................                  --                   --                  .33
Cumulative effect of a change in accounting principle ........                  --                   --                   --
                                                                      ------------         ------------         ------------
Net loss per common share ....................................        $     (13.23)        $     (12.91)        $       (.15)
                                                                      ------------         ------------         ------------
Weighted average number of shares
   outstanding -- basic and diluted ..........................          43,645,067           50,431,324           53,683,129
                                                                      ============         ============         ============


                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         PREFERRED STOCK                              ADDITIONAL
                                                                       IN DIGEX SUBSIDIARY       COMMON STOCK           PAID-IN
                                                                       -------------------   ---------------------    -----------
                                                                       SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL
                                                                       -------     ------    -----------    ------    -----------

BALANCE AT DECEMBER 31, 1997 .......................................        --         --     34,890,600     $ 349        243,940
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ................        --         --      1,245,665        12          8,423
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................        --         --        371,307         4         11,421
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................        --         --        413,566         4         12,790
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................        --         --         93,602         1          2,216
   Issuance of shares of common stock for
      LDS business combination .....................................        --         --      5,359,748        54        137,122
   Issuance of shares of common stock for
      National business combination ................................        --         --      2,909,796        29         88,720
   Conversion of Series D Preferred Stock to Common Stock ..........        --         --      2,028,940        20         40,917
   Conversion of Series E Preferred Stock to Common Stock ..........        --         --      1,422,953        14         43,011
   Forfeitures of and other changes to stock
      options and stock grants .....................................        --         --        (97,000)       (1)        (1,237)
   Amortization of deferred compensation ...........................        --         --             --        --             --
   Other equity adjustments ........................................        --         --          9,816        --             90
   Preferred stock dividends and accretions ........................        --         --             --        --             --
   Other comprehensive income (net of taxes):
   Net loss ........................................................        --         --             --        --             --
        Total comprehensive income .................................        --         --             --        --             --
                                                                       -------      -----    -----------     -----    -----------
BALANCE AT DECEMBER 31, 1998 .......................................        --         --     48,648,993       486        587,413
   Exercise of stock options and warrants at
      prices ranging from $.26 to $29 per share ....................        --         --      1,371,216     $  14         11,310
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................        --         --        517,979         5          9,400
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................        --         --        537,091         5         11,300
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................        --         --        663,081         7         14,041
   Conversion of Series D Preferred Stock to common stock ..........        --         --         51,543         1            979
   Conversion of Series F Preferred Stock to common stock ..........        --         --         23,768        --            974
   Issuance of common stock for acquisition of Entier ..............        --         --         60,117         1          1,298
   Minority Interest from IPO of subsidiary, net of issuance
      costs ........................................................        --         --             --        --        118,146
   Deferred compensation ...........................................        --         --             --        --         13,510
   Amortization of deferred compensation ...........................        --         --             --        --             --
   Other equity adjustments ........................................        --         --        (39,690)       (1)        (1,015)
   Preferred stock dividends and accretions ........................        --         --             --        --             --
   Other comprehensive income (net of taxes):
   Net loss ........................................................        --         --             --        --             --
      Total comprehensive income ...................................        --         --             --        --             --
                                                                       -------      -----    -----------     -----    -----------
BALANCE AT DECEMBER 31, 1999 .......................................        --         --     51,834,098       518        767,456
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .................        --         --      1,919,238        19         20,396
   Tax benefit of employee stock options ...........................        --         --             --        --          1,474
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................        --         --        272,893         3          9,399
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................        --         --        327,116         3         11,279
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................        --         --        404,317         4         13,926
   Issuance of common stock for dividends on
      Series G Preferred Stock .....................................        --         --        303,774         3          9,253
   Conversion of Series D Preferred Stock to common stock ..........        --         --            515         0             10
   Conversion of Series E Preferred Stock to common stock ..........        --         --         69,852         1          2,111
   Issuance of Series A Preferred stock with warrants ..............   100,000          1             --        --         87,671
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ............................        --         --             --        --         63,149
   Issuance of warrants to KKR .....................................        --         --             --        --         30,764
   Deferred compensation ...........................................        --         --          6,900        --          6,098
   Amortization of deferred compensation ...........................        --         --             --        --             --
   Preferred stock dividends and accretions ........................        --         --             --        --             --
   Other comprehensive income (net of taxes):
   Net income (loss) ...............................................        --         --             --        --             --
   Foreign currency translation adjustment .........................        --         --             --        --             --
   Unrealized gain/loss on investment ..............................        --         --             --        --             --
      Total comprehensive income ...................................        --         --             --        --             --
                                                                       -------      -----    -----------     -----    -----------
BALANCE AT DECEMBER 31, 2000 .......................................   100,000      $   1     55,138,703     $ 551    $ 1,022,986
                                                                       =======      =====    ===========     =====    ===========
                                                                                                                CUMULATIVE
                                                                              ACCUMULATED         DEFERRED     TRANSLATION
                                                                                DEFICIT         COMPENSATION    ADJUSTMENT
                                                                              -----------       ------------   -----------
BALANCE AT DECEMBER 31, 1997 .......................................             (376,006)          (8,292)          --
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................              (11,425)              --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................              (12,794)              --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................               (2,217)              --           --
   Issuance of shares of common stock for
      LDS business combination .....................................                   --               --           --
   Issuance of shares of common stock for
      National business combination ................................                   --               --           --
   Conversion of Series D Preferred Stock to Common Stock ..........               (4,702)              --           --
   Conversion of Series E Preferred Stock to Common Stock ..........               (6,278)              --           --
   Forfeitures of and other changes to stock
      options and stock grants .....................................                   --            1,238           --
   Amortization of deferred compensation ...........................                   --            2,086           --
   Other equity adjustments ........................................                   --               --           --
   Preferred stock dividends and accretions ........................              (52,928)              --           --
   Other comprehensive income (net of taxes):
   Net loss ........................................................             (487,229)              --           --
        Total comprehensive income .................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 1998 .......................................             (953,579)          (4,968)          --
   Exercise of stock options and warrants at
      prices ranging from $.26  to $29 per share ...................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................               (9,455)              --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................              (11,355)              --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................              (14,048)              --           --
   Conversion of Series D Preferred Stock to common stock ..........                   --               --           --
   Conversion of Series F Preferred Stock to common stock ..........                   --               --           --
   Issuance of common stock for acquisition of Entier ..............                   --               --           --
   Minority Interest from IPO of subsidiary, net of issuance
      costs ........................................................                   --               --           --
   Deferred compensation ...........................................                   --          (13,510)          --
   Amortization of deferred compensation ...........................                   --            2,258           --
   Other equity adjustments ........................................                   --               --           --
   Preferred stock dividends and accretions ........................              (57,596)              --           --
   Other comprehensive income (net of taxes):
   Net loss ........................................................             (558,426)              --           --
      Total comprehensive income ...................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 1999 .......................................           (1,604,459)         (16,220)          --
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .................                   --               --           --
   Tax benefit of employee stock options ...........................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series G Preferred Stock .....................................                   --               --           --
   Conversion of Series D Preferred Stock to common stock ..........                   --               --           --
   Conversion of Series E Preferred Stock to common stock ..........                   --               --           --
   Issuance of Series A Preferred stock with warrants ..............                   --               --           --
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ............................                   --               --           --
   Issuance of warrants to KKR .....................................                   --               --           --
   Deferred compensation ...........................................                   --           (6,098)          --
   Amortization of deferred compensation ...........................                   --            7,288           --
   Preferred stock dividends and accretions ........................             (120,641)              --           --
   Other comprehensive income (net of taxes):
   Net income (loss) ...............................................              112,590               --           --
   Foreign currency translation adjustment .........................                   --               --          (38)
   Unrealized gain/loss on investment ..............................                   --               --           --
      Total comprehensive income ...................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 2000 .......................................          $(1,612,510)        $(15,030)        $(38)
                                                                              ===========         ========         ====

                                                                       UNREALIZED               TOTAL
                                                                      GAIN/LOSS ON          STOCKHOLDERS'
                                                                       INVESTMENT              DEFICIT
                                                                      ------------          -------------
BALANCE AT DECEMBER 31, 1997 ...............................            $      --             $(140,009)
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ........                   --                 8,435
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                    --
   Issuance of shares of common stock for
      LDS business combination .............................                   --               137,176
   Issuance of shares of common stock for
      National business combination ........................                   --                88,749
   Conversion of Series D Preferred Stock to Common Stock ..                   --                36,235
   Conversion of Series E Preferred Stock to Common Stock ..                   --                36,747
   Forfeitures of and other changes to stock
      options and stock grants .............................                   --                    --
   Amortization of deferred compensation ...................                   --                 2,086
   Other equity adjustments ................................                   --                    90
   Preferred stock dividends and accretions ................                   --               (52,928)
   Other comprehensive income (net of taxes):
   Net loss ................................................                                   (487,229)
                                                                                              ---------
      Total comprehensive income ...........................                   --              (487,229)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 1998 ...............................                                  $ 370,648
   Exercise of stock options and warrants at
      prices ranging from $.26 to $29 per share ............                   --                11,324
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                    --
   Conversion of Series D Preferred Stock to common stock ..                   --                   980
   Conversion of Series F Preferred Stock to common stock ..                   --                   974
   Issuance of common stock for acquisition of Entier ......                   --                 1,299
   Minority Interest from IPO of subsidiary, net of issuance
      costs ................................................                   --               118,146
   Deferred compensation ...................................                   --                    --
   Amortization of deferred compensation ...................                   --                 2,258
   Other equity adjustments ................................                   --                (1,016)
   Preferred stock dividends and accretions ................                   --               (57,596)
   Other comprehensive income (net of taxes):
   Net loss ................................................                   --              (558,426)
                                                                                              ---------
      Total comprehensive income ...........................                   --              (558,426)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 1999 ...............................                   --             $(852,705)
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .........                   --             $  20,415
   Tax benefit of employee stock options ...................                   --                 1,474
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                 9,402
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                11,282
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                13,930
   Issuance of common stock for dividends on
      Series G Preferred Stock .............................                   --                 9,256
   Conversion of Series D Preferred Stock to common stock ..                   --                    10
   Conversion of Series E Preferred Stock to common stock ..                   --                 2,112
   Issuance of Series A Preferred stock with warrants ......                   --                87,672
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ....................                   --                63,149
   Issuance of warrants to KKR .............................                   --                30,764
   Deferred compensation ...................................                   --                    --
   Amortization of deferred compensation ...................                   --                 7,288
   Preferred stock dividends and accretions ................                   --              (120,641)
   Other comprehensive income (net of taxes):
   Net income (loss) .......................................                   --               112,590
   Foreign currency translation adjustment .................                   --                   (38)
   Unrealized gain/loss on investment ......................                7,016                 7,016
                                                                                              ---------
      Total comprehensive income ...........................                   --              (105,536)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 2000 ...............................            $   7,016             $(597,024)
                                                                        =========             =========

                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------------
                                                                                              1998          1999         2000
                                                                                           ---------     ---------     ---------
OPERATING ACTIVITIES
Net income (loss) .....................................................................    $(487,229)    $(558,426)    $ 112,590
Cumulative effect of change in accounting principle....................................           --            --           166
                                                                                           ---------     ---------     ---------
Income before cumulative effect of a change in accounting principle....................     (487,229)     (558,426)      112,756
Adjustments to reconcile net (income) loss to net cash used in operating activities:
   Gain on sale of Digex common stock .................................................           --            --      (864,321)
   Extraordinary gain on early extinguishment of debt, net of tax .....................           --            --       (17,915)
   Depreciation and amortization ......................................................      234,275       335,061       472,910
   Amortization and other changes in deferred compensation ............................        3,323         2,258         7,288
   Non cash restructuring charges .....................................................       17,510        (4,862)         (648)
   Accretion of interest on notes payable .............................................       84,864       104,530       120,378
   Imputed interest related to business acquisitions ..................................        6,164            --            --
   Charge off of purchased in-process R&D .............................................       63,000            --            --
   Provision for doubtful accounts ....................................................       14,786        20,499        75,208
   Loss on sale of telecommunications equipment .......................................           --           376         2,616
   Minority interest in net loss of subsidiary ........................................           --        (6,793)      (52,869)
   Changes in operating assets and liabilities:
      Accounts receivable .............................................................      (92,689)     (133,638)      (71,090)
      Prepaid expenses and other current assets .......................................      (11,219)      (13,145)      (21,558)
      Other assets ....................................................................       (3,812)          (59)       (2,147)
      Accounts payable ................................................................       13,242         2,393        19,496
      Other accrued expenses and taxes ................................................       18,964        18,649        22,713
      Advance billings ................................................................       (1,371)        8,973            --
                                                                                           ---------     ---------     ---------
Net cash used in operating activities .................................................     (140,192)     (224,184)     (197,183)
INVESTING ACTIVITIES
Purchases of telecommunications equipment, net ........................................     (492,421)     (601,880)     (602,695)
Purchase of business, net of cash acquired ............................................     (466,366)           --            --
Purchases/maturities of restricted investments ........................................       (1,077)       (2,322)       (7,198)
Proceeds from sale of fixed assets ....................................................           --         1,901           (55)
Proceeds from sale of Digex common stock, net of issuance costs .......................           --            --       914,023
                                                                                           ---------     ---------     ---------
Net cash provided by (used in) investing activities ...................................     (959,864)     (602,301)      304,075
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs .......................      537,300       534,991            --
Proceeds from termination of leases ...................................................           --            --         1,515
Proceeds from issuance of debt, net of issuance costs .................................           --            --       137,424
Proceeds from issuance of common stock of subsidiary, net of issuance costs ...........           --       178,903       171,640
Proceeds from sale of preferred stock, net of issuance costs ..........................      193,485            --       187,424
Proceeds from sale of preferred stock of subsidiary, net of issuance costs ............           --            --        85,000
Payments on long-term debt ............................................................         (759)       (1,964)     (118,448)
Payments on capital leases ............................................................       (7,717)      (43,552)      (79,397)
Exercise of stock warrants and options ................................................        8,435        11,323        20,972
Extinguishment of debt ................................................................           --            --      (639,085)
                                                                                           ---------     ---------     ---------
Net cash provided by (used in) financing activities ...................................      730,744       679,701      (232,955)
                                                                                           ---------     ---------     ---------
Decrease in cash and cash equivalents .................................................     (369,312)     (146,784)     (126,063)
Effect of exchange rates on cash ......................................................           --            --           (38)
Cash and cash equivalents at beginning of year ........................................      756,923       387,611       240,827
                                                                                           ---------     ---------     ---------
Cash and cash equivalents at end of year ..............................................    $ 387,611     $ 240,827     $ 114,726
                                                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Interest paid .........................................................................    $  97,940     $ 186,132     $ 167,288
Income taxes paid .....................................................................           --            --        17,130
Schedule of noncash investing and financing
   activities:
   Assets acquired under capital lease obligations
      and note payable ................................................................      511,251        15,569       147,174
   Amendment to capital lease obligation ..............................................           --       (28,743)           --
   Common stock, warrants and options issued in purchase of businesses ................      225,925         1,299            --
   Common stock issued as dividends on preferred stock ................................       55,168        34,858        43,870
   Preferred stock issued as dividends on preferred stock .............................       32,140        54,226        61,925
   Accretion of preferred stock .......................................................        3,036         3,444        11,956

                             See accompanying notes

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

         Intermedia Communications Inc. and Subsidiaries ("Intermedia") is an integrated communications services provider offering a full suite of enterprise data solutions (including frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to business and government customers. Intermedia offers its full package of telecommunications services to customers throughout the United States.

  Principles of Consolidation

         The consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Sale of Subsidiary Common Stock

         Intermedia has accounted for the initial and secondary public offering of common shares of the Digex, Incorporated ("Digex") subsidiary as a financing transaction. As such, no gain has been recorded in the accompanying financial statements related to Digex's direct sale of its unissued shares.

  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents

         Intermedia considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Restricted Investments

         Restricted investments generally consist of certificates of deposit which are restricted to collateralize certain letters of credit required by the different municipalities to ensure Intermedia's performance related to network expansion.

  Unrealized Holding Gain on Marketable Equity Securities

         The equity investment in an unaffiliated publicly traded company is classified as an available for sale security at its fair value at December 31, 2000. The unrealized holding gain on this marketable equity security, net of taxes, is included as a component of shareholders' equity in the accompanying consolidated financial statements. As of December 31, 2000, the gross unrealized holding gain on this security was $7,016. There was no sales activity for the year ended December 31, 2000.

  Prepaids and Other Current Assets

         Prepaids and other current assets consist of $28,287 of resale inventory at Shared Technologies Fairchild, Inc. ("Shared"), deferred costs of $8,627 at Digex as a result of the implementation of SAB 101, and other miscellaneous prepaid assets of $24,707 in 2000. The 1999 amounts were $20,478 of resale inventory and $17,811 of other miscellaneous prepaid assets.

  Telecommunications Equipment

         Telecommunications equipment is stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payment at the inception of the lease. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:


Telecommunications equipment.....................................         2 - 7 years
Fiber optic cable................................................            20 years
Furniture and fixtures...........................................         5 - 7 years
Equipment held under capital leases..............................         Lease term

         Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements.

         Intermedia constructs certain of its own transmission systems and related facilities. Internal costs related directly to the construction of such facilities, including interest, overhead costs and salaries of certain employees, are capitalized.

         Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

  Intangible Assets

         Intangible assets arose in connection with business combinations. They are stated at cost and include purchased customer lists, developed technology, workforce, tradenames and goodwill. Identifiable intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to ten years. Goodwill is amortized using the straight-line method over periods of eight to forty years, with a weighted average life of approximately eighteen years at December 31, 2000.

  Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), Intermedia reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. Impairment expense of $2,800 was recognized in 1998 and was included as a component of business restructuring, merger-related and other charges in the accompanying consolidated statement of operations. No impairment expense was recorded during 1999 and 2000.

  Financial Instruments
         The carrying value of Intermedia's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and capital lease obligations approximate their fair market values.

  Debt Issuance Costs

         Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations. Debt issuance costs included in other assets were $50,493 and $33,346 at December 31, 1999 and 2000, respectively. Amortization of debt issuance costs amounted to $4,721, $5,937 and $5,686 in 1998, 1999 and 2000,
respectively.

  Revenue Recognition

         Intermedia recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenue included in accounts receivable represent revenues earned for telecommunications services which will be billed in the succeeding month and totaled $35,590 and $33,733 as of December 31, 1999 and 2000, respectively. Intermedia invoices customers one month in advance for recurring services resulting in advance billings at December 31, 1999 and 2000 of $21,832 and $32,045, respectively.

         A portion of Intermedia's revenues are also related to the sale and installation of telecommunications equipment and services and maintenance after the sale. For these systems installations, which usually require three to five months, Intermedia uses the percentage-of-completion method, measured by costs incurred versus total estimated cost at completion. Intermedia bills certain equipment rentals, local telephone access service, and maintenance contracts in advance. The deferred revenue is relieved when the revenue is earned. Systems equipment sales are recognized at time of shipment.

         Digex revenues principally consist of installation fees and monthly service fees charged to customers under contracts having terms that typically range from one to three years. Installation fees are deferred and recognized over the contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed. Refer to "Change in Accounting Principle" in Note 1 to the consolidated financial statements for further discussion.

  Income Taxes

         Intermedia has applied the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes for all years presented. Deferred income taxes are provided for in the consolidated financial statements and principally relate to net operating losses and basis differences for intangible assets and telecommunications equipment. Valuation allowances are established to reduce the deferred tax assets to the amounts expected to be realized.

  Loss Per Share

         Intermedia has applied the provisions of SFAS No. 128, Earnings Per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

  Concentrations of Credit Risk

         Intermedia's financial instruments that are exposed to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, are primarily cash and cash equivalents and accounts receivable.

         Intermedia places its cash and temporary cash investments with high-quality institutions. As of December 31, 2000, cash equivalents totaling approximately $9.4 million were held by two financial institutions. Such amounts were primarily government treasury instruments and liquid cash accounts.

         Accounts receivable are due from residential and commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and generally collateral is not required. Anticipated credit losses are provided for in the consolidated financial statements and have been within management's expectations.

  Advertising Costs

         Intermedia expenses advertising costs as incurred. Advertising expense amounted to $7,515, $11,395, and $28,028 for the years ended December 31, 1998, 1999, and 2000, respectively.

  Stock-Based Compensation

  Intermedia accounts for employee stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, because the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), is not required. Accordingly, in cases where exercise prices equal or exceed fair market value, Intermedia recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

         Intermedia accounts for non-employee stock-based compensation in accordance with SFAS 123. Pro forma financial information, assuming that Intermedia had adopted the measurement standards of SFAS 123 for all stock-based compensation, is included in Note 12.

  Stock Split

         All share and per share information presented herein, and in Intermedia's Consolidated Financial Statements, has been retroactively restated to reflect a two-for-one stock split of Intermedia's Common Stock, par value $.01 per share ("Common Stock"), which occurred on June 15, 1998. The stock split was paid in the form of a stock dividend to holders of record on June 1, 1998.

  Segment Reporting

         During 1998, Intermedia adopted the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments.

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

Change in Accounting Principle

         Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months).

         The cumulative effect of the change on prior years resulted in a net charge of $.2 million ($5.3 million revenue less related direct incremental costs). The effect of the change on the year ended December 31, 2000 was to increase net loss before the cumulative effect of the accounting change by $0.25 million. For the year ended December 31, 2000, Digex recognized revenue of $4.2 million and direct incremental costs of $4.1 million that was included in the cumulative effect adjustment as of January 1, 2000. With the adoption of SAB 101, there was also no economic impact to Digex's business operations, cash flows, or a material impact on either Digex or Intermedia's consolidated financial statements. The issuance of SAB 101 had no impact on Intermedia's other product lines.

Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement will require the recognition of all derivatives on Intermedia's consolidated balance sheet at fair value. In June 1999, the FASB issued Statement of Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have significant effect on Intermedia's results of operations or financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44 , Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25 which requires variable accounting for certain stock option transactions. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Intermedia repriced certain options on January 22, 1999, and reduced the price to $14 per share, the then-current market price of the stock. On July 1, 2000, 1,340,683 shares were outstanding and subject to the variable repricing. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, Intermedia accounted for these repriced stock options as fixed. In addition, on August 16, 2000, Intermedia repriced 160,000 options and reduced the price to $16.25 per share, the then-current market price of the stock. The effect of adopting the Interpretation was to decrease net income for the quarter ended September 30, 2000 by $.02 per share. However, since the market price of Intermedia's stock decreased in the fourth quarter, the effect in the fourth quarter was to increase net income for the quarter ended December 31, 2000 by $.02 per share.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.       MERGER AGREEMENT WITH WORLDCOM

         On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("Worldcom") whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom, and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, the holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and any Series H Preferred Stock issued in connection with the WorldCom Note Purchase Agreement described in Note 8 will receive newly issued WorldCom Preferred Stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have substantially similar terms as the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         In the original merger agreement, Intermedia common stockholders were to receive a minimum of 0.8904 and a maximum of 1.1872 shares of WorldCom common stock for each share of Intermedia common stock they own. The actual number of shares of WorldCom common stock was to be determined by dividing $39.00 by the weighted average per share trading price for the WorldCom common stock over a period of 15 trading days randomly selected from the 30 consecutive trading days ending on the third trading day prior to the completion of the merger ("the sliding exchange ratio"). In addition, if the weighted average per share trading price of WorldCom was less than $36.50, Worldcom would have the option of issuing 1.0685 shares of WorldCom common stock for each share of Intermedia common stock and paying the remainder of the consideration in cash. However, on February 15, 2001, the merger agreement was amended to change the exchange ratio to a fixed ratio of 1.0 from the sliding exchange ratio and the WorldCom cash election right was removed.

         In addition, the definition of "material adverse effect" when used in connection with Intermedia was amended to exclude changes or effects:

         - resulting from the marketing of any Intermedia assets by WorldCom,

         - arising from or relating to the Delaware Digex stockholders litigation or the Florida Intermedia stockholder litigation,

         -        arising prior to February 15, 2001,

         - consisting of any deterioration in the business substantially resulting from circumstances or trends existing as of February 15, 2001, or in the results of operations or any consequential changes in financial condition of Intermedia and its subsidiaries, individually or in the aggregate.

         A condition to the merger was added requiring that the proposed settlement of the Delaware Digex Stockholder litigation related to the merger must have received final and unappealable court approval. In addition, a provision allowing a party to terminate the merger agreement if the merger has not been consummated by June 30, 2001, was amended so that if the proposed settlement of the Delaware litigation has been approved by the Delaware court but the period for appeals to that approval has not expired on or prior to June 30, 2001, then the termination date will be extended until September 30, 2001.

         The merger is subject to the receipt of consents from the Delaware court related to the settlement of the Digex lawsuit, stockholder approval of the amended merger agreement, and satisfaction of other conditions set forth in the amended merger agreement, which may jeopardize or delay completion of the merger. The amended merger agreement is also subject to approval by the holders of a majority of the voting power of the outstanding common stock and Series G Preferred Stock of Intermedia, voting together as a single group, and the holders of a majority of the voting power of the outstanding Series G Preferred Stock, voting as a separate class. Subject to the foregoing approvals, the merger is expected to be finalized during the first half of 2001.

         In conjunction with the original merger agreement, Intermedia initiated a program to maintain the value of its business and retain its intellectual capital and offered its employees cash incentives contingent upon the merger agreement and subsequent closing of the transaction and their continued employment. The program commitment is currently estimated to be approximately $30,000 and is payable upon merger milestones and final closing of the transaction. No amounts have been recognized in the financial statements as of December 31, 2000 as such payments are contingent upon the transaction and will be expensed when incurred. Intermedia now expects to make a payment on February 28, 2001 to qualified employees of $15,208, including employer related taxes.

3.  GOING CONCERN

         At December 31, 2000, Intermedia had a stockholders' deficit of $(597,024) and had incurred losses attributable to common stockholders of approximately $(577,573), $(650,881), and $(8,051) (including a non-recurring gain of $864,321 related to the sale of Intermedia's investment in Digex) for the years ended December 31, 1998, 1999 and 2000, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses and capital expenditures. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Intermedia be unable to continue as a going concern. Intermedia's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flow.

         Intermedia entered into a definitive merger agreement with WorldCom on September 1, 2000. This agreement was amended on February 15, 2001. Intermedia's cash needs through June 30, 2001 are being funded by WorldCom (pursuant to the September 1, 2000 merger agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a Credit Facility guaranteed by WorldCom. As of November 3, 2000, Intermedia had begun to draw on its bank facility and was expected to draw on its WorldCom financing arrangement by late-February 2001 in order to fund ongoing expected operating losses. Intermedia's future capital needs depend on a number of factors, certain of which are under Intermedia's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under Intermedia's control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including the Company's Credit Facility) and preferred stock as well as the terms of the merger agreement with WorldCom, impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock.

         In the event that the merger agreement with WorldCom is terminated or the merger is not completed for any reason, the sources of funding provided by WorldCom, as well as WorldCom's guarantee of the Credit Facility, would no longer be available. Although the Company expects that the merger with WorldCom will be completed during the first half of 2001, there can be no assurance that the merger will be completed when expected or if at all. If the merger is completed, Intermedia will no longer be an independent company and, like other subsidiaries of WorldCom, Intermedia will rely on WorldCom to supply all of its funding requirements. In the event that the WorldCom merger is not completed or not completed in accordance with the parties' projected timetable, however, Intermedia will be required to obtain all of its required funding as a standalone entity. In such event, Intermedia's funding sources may be inadequate to sustain its operations or fund its debt obligations, including any debt obligations that may be accelerated as a direct or indirect result of the event of default that may be caused by the termination of the merger agreement.



4.  BUSINESS ACQUISITIONS

         During July 1997, Intermedia acquired Business Internet, Inc. (previously known as DIGEX, Incorporated), a leading nationwide business Internet services provider, including the Web site and application hosting unit. Aggregate cash consideration for the acquisition was approximately $160,000. In addition, Intermedia issued options and warrants for 1,177,837 shares of Common Stock valued at $19,380, which was included as a component of the purchase price, to replace outstanding DIGEX options. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed.


         The original purchase price allocation for Business Internet was as follows:

Purchase price..................................................................         $       179,873
Less:
   Estimated fair value of DIGEX net assets
      acquired less assumed liabilities.........................................                   6,450
                                                                                         ---------------
Excess of purchase price over fair value of
   net assets acquired..........................................................         $       173,423
                                                                                         ===============

         On April 26, 1999, Intermedia's majority owned subsidiary, Digex, Incorporated (the Web site and application hosting unit known as "Digex") was incorporated, under the laws of the State of Delaware.

         The total amount allocated to in-process R&D ($60,000) was recorded as a one-time charge to operations in 1997 because the technology was not fully developed and had no future alternative use. In connection with the incorporation and subsequent carve-out IPO and contribution of assets to Digex during 1999, the original $60,000 in process R&D was allocated between the two subsidiaries.

         The acquired in-process R&D represents the proprietary projects for the development of technologies associated with creating significant infrastructure and high bandwidth connections so that Intermedia can offer a range of advanced Internet services. These projects were completed by December 31, 1999. A brief description of the three categories of in-process R&D projects is presented below:

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

                 Web Management. The developed technology acquired in this category was related only to the group of servers hosting customers' Websites located at DIGEX's Beltsville headquarters. This site was inadequate to service the increasing number of sites under management by Intermedia. The software used in the Beltsville headquarters at the time of acquisition had limited functionality and required the integration of more sophisticated tools to handle complex network management activities. The in-process R&D was considered to be a significant step forward since it involved the development, construction, and integration of an additional Web site management facility and a back-up operations center on the west coast. This technologically advanced Web site management facility will incorporate new software arising from Digex's joint development efforts with Microsoft Corporation. Additionally, this facility will incorporate the next generation routers. These advancements will ultimately result in faster and easier installation of customers and efficient traffic management with significantly less overhead.

                 Multicasting Services. Multicasting services enable a user to send a transmission to multiple recipients at the same time. The technology involved avoids the redundancy of sending separate packets to each recipient, which results in the use of less bandwidth. The developed technology was unable to handle multicasting.

         On November 20, 1997, Intermedia, through Moonlight Acquisition Corp., a wholly-owned subsidiary of Intermedia, entered into a definitive merger agreement with Shared Technologies Fairchild, Inc. (Shared). The total purchase price for Shared was approximately $782,151 including $62,300 of certain transaction expenses and fees relating to certain agreements. Intermedia initially purchased 1,100,000 shares, or 6% of Shared for $16,300 on November 20, 1997. The initial investment was recorded using the cost method.


         On December 30, 1997, an additional 4,000,000 shares were purchased for $60,000, increasing Intermedia's ownership percentage to 28%. Accordingly, accounting for the investment was changed to the equity method. At December 31, 1997, Intermedia's investment in Shared also includes $62,800 for convertible preferred stock of Shared; $175,000 for Senior Subordinated Discount Notes of Shared; a warrant valued at $1,455 redeemable for 100,000 shares of common stock of Shared issued as compensation for consulting services related to the acquisition and advances of $88,000 used by Shared to retire previously outstanding Special Preferred Stock and pay certain fees related to termination of a previous merger agreement.

         On March 10, 1998, Intermedia completed its acquisition of Shared, a shared tenant communications services provider. The operating results of Shared are included in Intermedia's consolidated financial statements commencing on January 1, 1998. Imputed interest of $5,130 was recorded based on the cash consideration paid after the effective date of the acquisition in the first quarter of 1998 and the cost for Shared was reduced accordingly. Aggregate consideration for the acquisition was approximately $589,800 in cash, plus the retirement of $175,600 in Shared's long-term debt, and acquisition related expenses of $17,200. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill.


         The purchase price allocation was as follows:

Purchase price...................................................................       $        782,566
LESS:
   Interest expense adjustment...................................................                  5,130
   Estimated fair value of Shared net assets
      acquired less assumed liabilities..........................................                 51,245
                                                                                        ----------------
Excess of purchase price over fair value of
   net assets acquired...........................................................       $        726,191
                                                                                        ================

         The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are:

                                                                              VALUE        AMORTIZATION
                                                                            ALLOCATED     PERIOD IN YEARS
                                                                            ---------     ---------------

Developed technology...................................................     $100,000            10
Tradename..............................................................       10,000             2
In-process R&D.........................................................       63,000            --
Goodwill...............................................................      502,191            20
Customer lists.........................................................       48,000            10
Work force.............................................................        3,000            10

         The amount allocated to in-process R&D ($63,000) was recorded as a one-time charge to operations in the accompanying consolidated statements of operations because the technology was not fully developed and had no future alternative use. The developed technology was comprised of an intelligent infrastructure which integrated a host of telecommunications systems, including infrastructure (network hardware and software), service provider networks, and inter-building communications networks. The acquired in-process R&D represents the development of technologies associated with creating infrastructure and the associated systems so that Intermedia can offer a wide range of data telecommunications services. These proprietary projects included the development of a multi-service access platform ("MSAP"). The MSAP enables the client provisioning of multiple data services as well as the realization of Shared's existing voice services. A brief description of the three categories of in-process R&D projects is presented below:

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

         On March 31, 1998, Intermedia acquired the Long Distance Savers group of companies (collectively, LDS, a regional interexchange carrier). The operating results of LDS are included in Intermedia's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $15,700 in cash, plus 5,320,048 shares of Intermedia's Common Stock valued at approximately $137,176, the retirement of $15,100 of LDS's long-term debt, and acquisition related expenses of $3,300. The acquisition was accounted for by the purchase method of accounting, with the purchase price to be allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($144,300). This goodwill is being amortized over its estimated useful life of 20 years.

         On April 30, 1998, Intermedia completed the acquisition of privately held National Telecommunications of Florida, Inc. and NTC, Inc. (collectively, National), an emerging switch-based competitive local exchange carrier and established interexchange carrier. The operating results of National are included in Intermedia's consolidated financial statements commencing on April 1, 1998. Aggregate consideration for the acquisition was approximately $59,500 in cash, plus 2,909,796 shares of Intermedia's Common Stock, valued at approximately $88,749, the retirement of $2,800 in National's long-term debt, and $2,600 in acquisition related costs. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired and liabilities assumed, principally goodwill ($147,100). This goodwill is being amortized over its estimated useful life of 20 years.

         The 20 year amortization period assigned to the goodwill arising from Intermedia's acquisitions of Shared, LDS and National is based on Intermedia's analysis of their businesses. Intermedia considered the general stability of these companies (i.e. the length of time that these three entities have already successfully conducted business operations) particularly during periods of increasing competition and technological developments.

         The following unaudited pro forma results of operations present the consolidated results of operations as if the acquisitions of LDS, Shared, and National had occurred at the beginning of the respective periods. These pro forma results do not purport to be indicative of the results that actually would have occurred if the acquisition had been made as of these dates or of results which may occur in the future.

                                                                      TWELVE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                           ------------
                                                                              1998
                                                                              ----
Revenues...........................................................      $    760,692
Loss before extraordinary item.....................................          (478,237)
Net loss attributable to common stockholders.......................          (568,581)
Basic and diluted loss per common share............................            (12.25)

5. BUSINESS RESTRUCTURING AND INTEGRATION PROGRAM

         During the second quarter of 1998, management committed to and commenced implementation of the restructuring program (the Program) which was designed to streamline and refocus Intermedia's operations and facilitate the transformation of Intermedia's five separate operating companies into one Integrated Communications Provider. The significant activities included in the Program include (i) consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement;
(ii) consolidation and integration of the sales forces of Intermedia and its recent acquisitions, including the integration of Intermedia's products and services and the elimination of redundant headcount and related costs; (iii) centralization of accounting and financial functions, including the elimination of redundant headcount and related costs; (iv) development and integration of information systems including the integration of multiple billing systems and the introduction and deployment of automated sales force and workflow management tools; (v) consolidation of office space and the elimination of unnecessary legal entities; and (vi) exiting non-strategic businesses including the elimination of headcount and related costs. The Program was completed during June 2000.

         The following table sets forth the significant components and activity in the restructuring program reserve since the inception of the Program:

                                                        EMPLOYEE                              OTHER
                                                      TERMINATION                            BUSINESS
                                                        BENEFITS   CONTRACT      ASSET      INTEGRATION
ACTIVITY                                                 (VII)   TERMINATIONS  IMPAIRMENTS    COSTS        TOTAL
                                                      ---------- ------------  -----------  -----------   -------
Network integration(i) ...........................      $   --      $   900      $    --      $   --      $   900
Sales force consolidation and branding(ii) .......         400           --           --          --          400
Consolidation of financial functions(iii) ........         900           --           --          --          900
Information systems integration(iv) ..............         700           --           --          --          700
Campus consolidation(v) ..........................          --        2,300           --          --        2,300
Exiting non-core businesses(vi) ..................         600       11,500       13,400       1,600       27,100
                                                        ------      -------      -------      ------      -------
Total provisions recorded during
   the quarter ended June 30, 1998 ...............       2,600       14,700       13,400       1,600       32,300
Payments and other adjustments ...................       2,600       14,300       13,400       1,300       31,600
                                                        ------      -------      -------      ------      -------
Balance in accrual at December 31, 1999 ..........          --          400           --         300          700
                                                        ------      -------      -------      ------      -------
Payments and other adjustments during 2000 .......          --          400           --         300          700
                                                        ------      -------      -------      ------      -------
Balance in accrual at December 31, 2000(viii) ....      $   --      $    --      $    --      $   --      $    --
                                                        ======      =======      =======      ======      =======

(i) This activity consists primarily of the consolidation, rationalization and integration of network facilities, collocations, network management and network facility procurement. Contract terminations represent the estimated costs of terminating two contracts with WorldCom, Inc. (Worldcom).

(ii) This activity consists primarily of the consolidation and integration of the sales forces of Intermedia and its recent acquisitions, including the integration of Intermedia's products and services and the elimination of redundant headcount and related costs.

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

(vi) This activity consists of the exiting of non-strategic businesses including the elimination of redundant headcount and related costs. Contract termination costs include the estimated cost to cancel a switched services contract with WorldCom ($10,100) and lease termination payments. On September 30, 1998, Intermedia amended its agreement with WorldCom to provide Intermedia with an option for an earlier termination date and lower monthly minimum usage amounts. On October 27, 1998, Intermedia exercised its option, and, in connection therewith, paid $3,300 to WorldCom. As a result, restructuring charges were reduced by $10,100 during the third quarter of 1998. The option payment of $3,300 was recorded in October 1998 as a deferred charge and is being amortized into operations over the remaining period of the contract. Asset impairments relate to $9,200 of accounts receivable balances from four customers that were reserved as a result of Intermedia's exit of the wholesale long-distance business. In addition, this category also includes $2,800 related to equipment write-downs. The impaired assets consist of terminal servers with an estimated fair value of $400 as of June 30, 1998. The fair value estimate was based on Intermedia's review of the historical operations and cash flows of the related Internet business that such assets support. The impairment loss of $2,800 was recognized in connection with Intermedia's decision to outsource these services and to dispose of these assets. The remaining life of the assets of six months correlates to the time required to migrate the business to the third party provider. The revenue generated from operations that Intermedia has exited amounted to approximately $17.0 million for the period during the year ended December 31, 1998 that such business was operated. No revenue was generated in 1999 or 2000 from operations exited by Intermedia.

(vii)    The total number of employees affected by the restructuring program was
         280. The terminated employees were notified that their termination was involuntary and of their associated benefit arrangements, prior to June 30, 1998.

(viii) The remaining accrual was used for certain payments that are part of the conclusion of the Program. No restructuring accrual exists as of December 31, 2000.

         As provided for in the Program, Intermedia also expensed other business restructuring and integration costs that were incurred since the inception of the Program. These costs represent incremental, redundant, or convergence costs that resulted directly from implementation of the Program, but that are required to be expensed as incurred.

         The following table summarizes total Program costs and sets forth the components of all business restructuring and integration costs that were expensed as incurred during 1998, 1999 and 2000:

                                                                                        TWELVE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                       ----------------------------------------------

                                                                           1998                1999           2000
                                                                       -------------        -----------     ---------

Business restructuring charges (as discussed above)...........         $      18,800        $    (1,386)    $      --
Integration costs
    Network integration(A)....................................                23,353             13,266         4,828
    Department and employee realignment(B)....................                 2,200              5,268         2,714
    Functional re-engineering(C)..............................                 1,800              8,477            --
    Other(D)..................................................                 7,300              2,297         1,820
                                                                       -------------        -----------     ---------
        Total.................................................         $      53,453        $    27,922     $   9,362
                                                                       =============        ===========     =========

(A) Consists primarily of redundant network expense, some employee salary costs of severed employees through their severance date, and amortization of a canceled contract for switched services.
(B)      Consists of branding, training, and relocation expenses.
(C)      Consists of consultant costs and some employee salary costs.
(D) Consists of losses on divested businesses, employee salary costs, legal, accounting and consulting costs and facilities integration.

6.  TELECOMMUNICATIONS EQUIPMENT

         Telecommunications equipment consisted of:

                                                                                          DECEMBER 31,
                                                                                  ---------------------------
                                                                                       1999          2000
                                                                                   ------------   -----------

Telecommunications equipment...................................................    $  1,159,094   $ 1,582,158
Fiber optic cable..............................................................         503,144       535,625
Furniture and fixtures.........................................................         251,563       321,961
Buildings under capital leases.................................................          20,338       152,220
Leasehold improvements.........................................................          94,135       160,384
Construction in progress.......................................................         174,356       148,309
                                                                                   ------------   -----------
                                                                                      2,202,630     2,900,657
Less accumulated depreciation..................................................        (489,410)     (833,569)
                                                                                   ------------   -----------
                                                                                   $  1,713,220   $ 2,067,088
                                                                                   ============   ===========

         Depreciation expense totaled $155,711, $252,932 and $395,428 in 1998, 1999, and 2000, respectively.

         Telecommunications equipment and construction in progress included $530,482 and $656,109 of equipment recorded under capitalized lease arrangements at December 31, 1999 and 2000, respectively. Accumulated amortization of assets recorded under capital leases amounts to $108,408 and $180,012 at December 31, 1999 and 2000, respectively. Amortization of assets recorded under capital leases is included as part of depreciation expense.

         Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to $10,364 and $13,887 in 1999 and 2000, respectively.

         During 1998, Intermedia entered into two agreements to purchase capacity from other telecommunications companies. The agreements allow Intermedia to utilize the purchased capacity for a 20 year period. Total payments related to these agreements were $1,133 during 1999. There were no payments for purchased capacity in 2000.

7. INTANGIBLE ASSETS

         Intangible assets consisted of:

                                                                                                   DECEMBER 31,
                                                                                        --------------------------------
                                                                                             1999              2000
                                                                                        --------------    --------------
Goodwill.......................................................................         $      904,575    $      904,562
Customer lists.................................................................                 71,172            71,172
Tradename......................................................................                 19,750            19,750
Developed technology...........................................................                108,000           108,000
Workforce......................................................................                  8,000             8,000
                                                                                        --------------    --------------
                                                                                             1,111,497         1,111,484
Less accumulated amortization..................................................               (163,282)         (235,077)
                                                                                        --------------    --------------
                                                                                        $      948,215           876,407
                                                                                        ==============    ==============

         Amortization of intangible assets amounted to $74,036 in 1998, $76,371 in 1999 and $71,795 in 2000.


8.  LONG-TERM DEBT

         Long-term debt consisted of:

                                                                                                   DECEMBER 31,
                                                                                        --------------------------------
                                                                                              1999              2000
                                                                                        ---------------   --------------
12.5% Senior Discount Notes....................................................         $       279,455   $      315,554
11.25% Senior Discount Notes...................................................                 491,121          472,132
8.875% Senior Notes............................................................                 260,250          185,250
8.5% Senior Notes..............................................................                 400,000          210,000
8.6% Senior Notes..............................................................                 500,000          325,000
9.5% Senior Notes..............................................................                 298,725          159,060
12.25% Senior Subordinated Discount Notes......................................                 221,883          249,895
Revolving Line of Credit.......................................................                  50,000          113,000
Other notes payable............................................................                   8,109            4,207
                                                                                        ---------------   --------------
                                                                                              2,509,543        2,034,098
Less current portion...........................................................                  (5,632)        (115,772)
                                                                                        ---------------   --------------
                                                                                        $     2,503,911   $    1,918,326
                                                                                        ===============   ==============

         During May 1996, Intermedia issued $330,000 principal amount of 12.5% Senior Discount Notes, due May 15, 2006 (the 12.5% Senior Discount Notes). The original issue discounted price for each $1,000 face value 12.5% Senior Discount Note was $545. Net proceeds to Intermedia amounted to approximately $171,000. The original issue discount is being amortized over the term of the 12.5% Senior Discount Notes using the effective interest method. Commencing on November 15, 2001, cash interest on the 12.5% Senior Discount Notes will be payable semiannual in arrears on May 15 and November 15 at a rate of 12.5% per annum. Intermedia after May 15, 2001, at a premium declining to par in 2004 and are on a parity with all other senior indebtedness.

         On July 9, 1997, Intermedia sold $606,000 principal amount at maturity of 11.25% Senior Discount Notes due 2007 (11.25% Senior Discount Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 11.25% Senior Discount Notes was exercised and Intermedia sold an additional $43,000 principal amount at maturity of 11.25% Senior Discount Notes. The issue price of the 11.25% Senior Discount Notes was $577.48 per $1,000 principal amount at maturity of the 11.25% Senior Discount Notes. Net proceeds to Intermedia amounted to approximately $363,000. The original issue discount is being amortized over the term of the 11.25% Senior Discount Notes using the effective interest method. Cash interest will not accrue on the 11.25% Senior Discount Notes prior to July 15, 2002.

Commencing January 15, 2003, cash interest on the 11.25% Senior Discount Notes will be payable semi-annually in arrears on July 15 and January 15 at a rate of 11.25% per annum. The 11.25% Senior Discount Notes will be redeemable, at Intermedia's option at any time on or after July 15, 2002 and are on a parity with all other senior indebtedness.

         On October 30, 1997, Intermedia sold $250,000 principal amount of 8.875% Senior Notes due 2007 (8.875% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.875% Senior Notes was exercised and Intermedia sold an additional $10,250 principal amount at maturity of 8.875% Senior Notes. Net proceeds to Intermedia amounted to approximately $253,000. Cash interest on the 8.875% Senior Notes is payable semi-annually in arrears on May 1 and November 1 at a rate of 8.875% per annum. The 8.875% Senior Notes will be redeemable, at Intermedia's option at any time on or after November 1, 2002 and are on a parity with all other senior indebtedness.

         On December 23, 1997, Intermedia sold $350,000 principal amount of 8.5% Senior Notes due 2008 (8.5% Senior Notes) in a private placement transaction. Subsequent to December 31, 1997, the over-allotment option with respect to the 8.5% Senior Notes was exercised and Intermedia sold an additional $50,000 principal amount at maturity of 8.5% Senior Notes. Net proceeds to Intermedia amounted to approximately $390,000. Cash interest on the 8.5% Senior Notes is payable semi-annually in arrears on January 15 and July 15. The 8.5% Senior Notes, which mature on January 15, 2008, will be redeemable at the option of Intermedia at any time on or after January 15, 2003 and are on a parity with all other senior indebtedness.

         On May 27, 1998, Intermedia sold $450,000 principal amount of 8.6% Senior Notes due 2008 (8.6% Senior Notes) in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the 8.6% Senior Notes was exercised and Intermedia sold an additional $50,000 principal amount at maturity of 8.6% Senior Notes. Net proceeds to Intermedia amounted to approximately $488,900. Cash interest on the 8.6% Senior Notes is payable semi-annually in arrears on June 1 and December 1. The 8.6% Senior Notes, which mature on June 1, 2008, will be redeemable at the option of Intermedia at various rates as set forth in the indenture governing the 8.6% Senior Notes and at any time on or after June 1, 2003 and are on a parity with all other senior indebtedness.

          On February 24, 1999, Intermedia sold $300,000 principal amount of 9.5% Senior Notes due 2009 (the "9.5% Senior Notes") and $364,000 principal amount at maturity of 12.25% Senior Subordinated Discount Notes due 2009 (the "12.25% Senior Subordinated Discount Notes") in a private placement transaction. Net proceeds to Intermedia amounted to approximately $488,200 from both issuances.

         Cash interest on the 9.5% Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 1999. The 9.5% Senior Notes are redeemable at the option of Intermedia at any time at various prices as set forth in the indenture governing the 9.5% Senior Notes. The 9.5% Senior Notes rank on par with all of the other outstanding senior indebtedness of Intermedia.

         The 12.25% Senior Subordinated Discount Notes will accrete in value through March 1, 2004 at a fixed annual rate of 12.25%, compounded every six months. After March 1, 2004, the 12.25% Senior Subordinated Discount Notes will accrue interest at an annual rate of 12.25%, payable in cash every six months on March 1 and September 1, commencing September 1, 2004. The 12.25% Senior Subordinated Discount Notes will be redeemable at the option of Intermedia at any time at various prices as set forth in the indenture governing the 12.25% Senior Subordinated Discount Notes.

         During April, May, October, and November 2000, Intermedia used $639,085 of the proceeds from the public sale of a portion of its investment in Digex to repurchase (the "repurchase") and subsequently retire various outstanding senior notes as follows:

                           8.875% Senior Notes      $ 75,000
                           8.5% Senior Notes         190,000
                           8.6% Senior Notes         175,000
                           9.5% Senior Notes         140,000
                           11.25% Senior Notes        90,000

         The repurchase resulted in an extraordinary gain, as shown in the accompanying consolidated statement of operations, of approximately $17,915, net of tax.

         At December 31, 1999, Intermedia entered into a five-year secured $100,000 Revolving Credit Agreement (the "Credit Agreement") outstanding with several financial institutions (lenders). The Credit Facility may be repaid and reborrowed from time to time in accordance with the terms and provisions of the agreement, and is guaranteed by each of Intermedia's subsidiaries. The Credit Facility is secured by a pledge of the stock of each of Intermedia's subsidiaries, and is secured by substantially all of the assets of Intermedia and its subsidiaries. On October 31, 2000, Intermedia and its lenders entered into an amendment to the Revolving Credit Facility the "Credit Facility" to which, among other things the total commitment available for borrowing by Intermedia was increased from $100.0 million to $350.0 million and Digex executed an amendment and restated limited guaranty, limiting its aggregate liability under the guaranty to the greater of either $90.0 million, less any amounts repaid by any subsidiary of Digex under the revolving credit facility, or the aggregate amount of any loans, advances, extensions of credit, or capital contributions from Intermedia or any of its subsidiaries to Digex or any of its subsidiaries, less the amount of certain dividends and repayments made by Digex or any of its subsidiaries. In connection with this amendment, Digex also executed an amended and restated security agreement, reducing the value of the assets it was required to pledge to secure its obligations as guarantor under the Credit Facility. In addition, in the amended Credit Agreement, WorldCom agreed to guarantee in full Intermedia's obligations under the Credit Facility pursuant to a guaranty dated as of October 31, 2000, among WorldCom and the parties to the Credit Facility. The interest rate on the revolving credit facility is based on either a LIBOR or an alternative base rate option, and is paid quarterly in arrears. The Credit Agreement contains covenants customary for facilities of this nature, including limitations on incurrence of additional debt, asset sales, acquisitions, investments, etc. At December 31, 1999 and 2000, Intermedia had $50,000 and $113,000, respectively, drawn under the Credit Facility. The original Credit Agreement extended to 2004 however, the terms of the amended Credit Agreement changed the expiration date to June 30, 2001.

         WorldCom and Intermedia have entered into a note purchase agreement dated as of October 31, 2000, and amended as of February 15, 2001, pursuant to which WorldCom has agreed to purchase up to an aggregate principal amount of $225,000 of Intermedia senior subordinated notes due October 31, 2009. Upon each request by Intermedia for a purchase of notes by WorldCom, WorldCom may, at its sole option, choose to purchase in lieu of notes shares of what would be a new series of Intermedia preferred stock, the Intermedia Series H Preferred Stock due October 31, 2009. The Intermedia Series H Preferred Stock will be purchased at a liquidation preference equal to the principal amount of notes requested to be purchased.

         As conditions precedent to each purchase of Intermedia notes or Intermedia Series H Preferred Stock, Intermedia, in addition to being in compliance with all of the terms and provisions of the note purchase agreement, must be unable to meet its monthly cash requirements to fund its operating expenses and working capital after using all but $15,000 of unrestricted cash available to it, including amounts available under Intermedia's $350,000 revolving credit facility with Bank of America, N.A. and The Bank of New York, as amended to date. The interest rate on the notes and the dividend rate on the Intermedia Series H Preferred Stock both will be equal to the greater of 1) the average weighted interest rate of Intermedia's outstanding debt instruments and senior preferred stock plus 300 basis points or 2) 14.12%, and the average weighted interest rate will be recalculated, and the interest and dividend rate for outstanding notes and Series H Preferred Stock will be adjusted, if necessary, on the first day of each calendar month. Until April 2001, interest on any notes issued will be capitalized and added to the principal. There were no amounts issued under this note purchase agreement as of December 31, 2000.

         Long-term debt maturities as of December 31, 2000 for the next five years are as follows:

2001  ..........................................................................   $  115,772
2002 ...........................................................................        1,434
2003 ...........................................................................           --
2004 ...........................................................................           --
2005 ...........................................................................           --
Thereafter......................................................................    1,916,892
                                                                                   ----------
                                                                                   $2,034,098
                                                                                   ==========

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Intermedia's financial instruments at December 31 are as follows:

                                                                          1999                           2000
                                                                 ------------------------       -------------------------
                                                                 CARRYING                       CARRYING
                                                                  AMOUNT       FAIR VALUE        AMOUNT       FAIR VALUE
                                                                 --------      ----------       --------     ------------
Assets:
 Cash and cash equivalents..............................          $240,827       $240,827       $ 114,726    $   114,726
 Restricted investments, current and
      non-current.......................................            10,252         10,252          15,450         15,450
 Accounts receivable....................................           287,771        287,771         283,621        283,621
Investments Available for Sale..........................                --             --           9,016          9,016
Liabilities:
   Accounts payable.....................................           106,918        106,918         126,414        126,414
   Short-term and Long-term debt:
      12.5% Senior Discount Notes.......................           279,455        288,750         315,554        231,000
      11.25% Senior Discount Notes......................           491,121        480,260         472,132        335,400
      8.875% Senior Notes...............................           260,250        243,334         185,250        129,675
      8.5% Senior Notes.................................           400,000        367,000         210,000        147,000
      8.6% Senior Notes.................................           500,000        461,250         325,000        227,500
      9.5% Senior Notes.................................           298,725        288,750         159,060        114,400
      12.25% Senior Subordinated Discount Notes.........           221,883        218,400         249,895        145,600
      Revolving Line of Credit..........................            50,000         50,000         113,000        113,000
      Other notes payable...............................             8,109          8,109           4,207          4,207
      Series B redeemable exchangeable
        preferred stock.................................           426,889        427,404         489,787        249,027
      Series D junior convertible preferred
        stock...........................................           133,268        278,042         133,914         70,378
      Series E junior convertible
        preferred stock.................................           160,778        221,443         159,421         69,510
      Series F junior convertible
        preferred stock.................................           195,860        211,648         196,897         77,403
      Series G junior convertible
        preferred stock.................................                --             --         168,082        168,082

The following methods and assumptions are used in estimating fair values for financial instruments:

         Cash and cash equivalents: The fair value of cash equivalents is based on negotiated trades for the securities.

         Restricted Investments: These investments are classified as held-to-maturity in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000, the fair value of these investments approximates their carrying amounts.

         Investments Available for Sale: These investments are classified as available for sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000, the fair value of this investment based upon quoted market rates approximates its carrying amount.

         Accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable approximate their fair value.

         Long-term and short-term debt: The estimated fair value of Intermedia's borrowing is based on negotiated trades for the securities as provided by Intermedia's investment banker or by using discounted cash flows at Intermedia's incremental borrowing rate.

10.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted loss per common share:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          1998              1999               2000
                                                                      ------------       ------------       ------------
Numerator:
   Income (loss) before minority interest and extraordinary item      $   (487,229)      $   (565,219)      $     41,972
   Minority interest ...........................................                --              6,793             52,869
                                                                      ------------       ------------       ------------
   Net income (loss) before extraordinary item and cumulative
   effect of change in accounting principle.....................          (487,229)          (558,426)            94,841
   Extraordinary item ..........................................                --                 --             17,915
   Cumulative effect of a change in accounting principle........                --                 --               (166)
                                                                      ------------       ------------       ------------
   Net income (loss) ...........................................          (487,229)          (558,426)           112,590
   Preferred stock dividends and accretions ....................           (90,344)           (92,455)          (120,641)
                                                                      ------------       ------------       ------------
   Numerator for basic loss per share -- loss
      attributable to common stockholders ......................          (577,573)          (650,881)            (8,051)
   Effect of dilutive securities ...............................                --                 --                 --
                                                                      ------------       ------------       ------------
   Numerator for diluted loss per share --
      loss attributable to common
      stockholders after assumed conversions ...................      $   (577,573)      $   (650,881)      $     (8,051)
                                                                      ============       ============       ============
Denominator:
   Denominator for basic loss per
      share -- weighted-average shares .........................        43,645,067         50,431,324         53,683,129
   Effect of dilutive securities ...............................                --                 --                 --
                                                                      ------------       ------------       ------------
   Denominator for diluted loss per
      share -- adjusted weighted-average
      shares and assumed conversions ...........................        43,645,067         50,431,324         53,683,129
                                                                      ============       ============       ============
Basic and diluted loss per common share ........................      $     (13.23)      $     (12.91)      $       (.15)
                                                                      ============       ============       ============

         Unexercised options to purchase 7,553,690, 8,885,973 and 4,080,333 shares of Common Stock for 1998, 1999 and 2000, respectively, unexercised warrants of 71,727 in 2000, and unexercised convertible preferred stock outstanding convertible into 17,076,495, 17,012,228, and 21,697,056 shares of Common Stock for 1998, 1999, and 2000 respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

11.  REDEEMABLE PREFERRED STOCK

         On March 7, 1997, Intermedia sold 30,000 shares (aggregate liquidation preference $300,000) of its Series A Redeemable Exchangeable Preferred Stock due 2009 (Series A Preferred Stock) in a private placement transaction. Net proceeds to Intermedia amounted to approximately $288,000. On June 6, 1997, Intermedia issued 300,000 shares (aggregate liquidation preference $300,000) of its 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009 (Series B Preferred Stock) in exchange for all outstanding shares of the Series A Preferred Stock pursuant to a registered exchange offer. Dividends on the Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007.

         Intermedia is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the year ended December 31, 2000 was approximately $914.

         During 1998, 1999 and 2000 Intermedia issued 47,484, 54,226 and 61,925 additional shares, respectively, of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $47,484, $54,226 and $61,925 as payment of the required quarterly dividends.

         On July 9, 1997, Intermedia sold 6,000,000 Depositary Shares (Series D Depositary Shares) (aggregate liquidation preference $150,000) each representing a one-hundredth interest in a share of Intermedia's 7% Series D Junior Convertible Preferred Stock (Series D Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series D Depositary Shares was exercised and Intermedia sold an additional 900,000 Series D Depositary Shares (aggregate liquidation preference of $22,500). Net proceeds to Intermedia amounted to approximately $167,000. Dividends on the Series D Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of shares of Common Stock of Intermedia. The Series D Preferred Stock became redeemable at the option of Intermedia at any time on or after July 19, 2000 at rates commencing with 104%, declining to 100% on July 19, 2004.

         The Series D Preferred Stock is convertible, at the option of the holder, into Common Stock of Intermedia at a conversion price of $19.45 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel Intermedia to redeem the Series D Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

         Intermedia is accreting the Series D Preferred Stock to its liquidation preference through the due date of the Series D Preferred Stock. The accretion for the year ended December 31, 2000 was approximately $582.

         On October 30, 1997, Intermedia sold 7,000,000 Depositary Shares (Series E Depositary Shares) (aggregate liquidation preference $175,000) each representing a one-hundredth interest in a share of Intermedia's 7% Series E Junior Convertible Preferred Stock (Series E Preferred Stock), in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Series E Depositary Shares was exercised and Intermedia sold an additional 1,000,000 Series E Depositary Shares (aggregate liquidation preference $25,000). Net proceeds to Intermedia amounted to approximately $194,000. Dividends on the Series E Preferred Stock will accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of shares of Common Stock of Intermedia. The Series E Preferred Stock became redeemable at the option of

Intermedia at any time on or after October 18, 2000 at rates commencing with 104%, declining to 100% on October 18, 2004.

         The Series E Preferred Stock is convertible, at the option of the holder, into Common Stock of Intermedia at a conversion price of $30.235 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel Intermedia to redeem the Series E Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

         Intermedia is accreting the Series E Preferred Stock to its liquidation preference through the due date of the Series E Preferred Stock. The accretion for the year ended December 31, 2000 was approximately $704.

         On August 18, 1998, Intermedia sold 8,000,000 Depositary Shares (the Series F Depositary Shares) (aggregate liquidation preference $200,000) each representing a one-hundredth interest in a share of Intermedia's 7% Series F Junior Convertible Preferred Stock (the Series F Preferred Stock), in a private placement transaction. Net proceeds to Intermedia amounted to approximately $193,500. Dividends on the Series F Preferred Stock accumulate at a rate of 7% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by issuance of shares of Common Stock of Intermedia. The Series F Preferred Stock is redeemable, at the option of Intermedia, in whole or part, at any time on or after October 17, 2001, at rates commencing with 104%, declining to 100% on October 17, 2005.

         The Series F Preferred Stock will be convertible, at the option of the holder, into Common Stock of Intermedia at a conversion price of $42.075 per share of Common Stock, subject to certain adjustments. Further, in the event of a change in control, the holder may compel Intermedia to redeem the Series F Preferred Stock at a price equal to 100% of liquidation preference or $2,500 per share.

         Intermedia is accreting the Series F Preferred Stock to its liquidation preference through the due date of the Series F Preferred Stock. The accretion for the year ended December 31, 2000 was approximately $825.

         During July and August 1998, Intermedia exchanged (a) approximately 2,029,000 shares of its Common Stock for approximately 1,487,000 Series D Depositary Shares and (b) approximately 1,423,000 shares of its Common Stock for approximately 1,511,000 Series E Depositary Shares, pursuant to exchange agreements with certain holders. In connection with the conversion of shares, Intermedia recorded additional preferred stock dividends of approximately $10,980 during the third quarter of 1998 representing the market value of the inducement feature of the conversions. During July, September and December 1999, Intermedia exchanged approximately 51,500 shares of its Common Stock for approximately 40,000 Series D Depositary Shares. During July and September 1999, Intermedia exchanged approximately 23,800 shares of its Common Stock for approximately 40,000 Series F Depositary Shares. During May 2000, Intermedia exchanged 515 shares of its Common Stock for 400 Series D Depository Shares. During April 2000, Intermedia exchanged approximately 69,900 shares of its Common Stock for 84,500 Series E Depository Shares.

         On January 12, 2000, Digex sold 100,000 shares of its preferred stock, designated as Series A Convertible Preferred Stock (the "Digex Series A Preferred Stock"), and warrants to purchase 1,065,000 shares of Digex's Class A Common Stock (the "Digex Warrants"), for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. The Digex Series A Preferred Stock has an aggregate liquidation preference of $100 million, and is convertible into approximately 1,462,000 of Class A Common Stock of Digex. The Digex warrants can be exercised at any time over their three-year term at a price of $57 per Digex share (the fair value of Digex's Class A Common Stock on the transaction commitment date). The proceeds from the offering were allocated between the Preferred Stock and the Warrants based upon their relative fair values.

         On February 17, 2000, Intermedia sold 200,000 shares of its 7% Series G Junior Convertible Participating Preferred Stock ("the Series G Preferred Stock") and warrants to purchase 2,000,000 shares of common stock for net proceeds of approximately $188 million. The Series G Preferred Stock has a liquidation preference of $1,000 per share and is convertible to 5,555,556 shares of Intermedia's common stock. The dividend feature is cumulative at a rate of 7% of the aggregate liquidation preference and is payable quarterly, in arrears, in cash or common stock of Intermedia. The Series G Preferred Stock is redeemable, at Intermedia's option, in whole or part, at any time on or after February 17, 2005 at rates commencing with 103.5%, declining to 100% on February 17, 2008. The warrants are exercisable in two separate groups of 1,000,000 common shares at an exercise price of $40 and $45 per share respectively. The proceeds were allocated between the Intermedia Series G Preferred Stock and the Intermedia warrants based upon their relative fair values.

         The Series G Preferred Stock is convertible, at the option of the holder, into Common Stock of Intermedia at an initial conversion price of $36.00 per share, subject to certain anti-dilution adjustments. Further, in the event of a change in control, the holder may compel Intermedia to redeem the Series G Preferred Stock at a price equal to 100% of the liquidation preference or $1,000 per share.

         Intermedia is accreting the Series G Preferred Stock to its liquidation preference through the due date of the Series G Preferred Stock. The accretion for the year ended December 31, 2000 is approximately $8,417.

12.  STOCKHOLDERS' EQUITY

         Stock Options: Intermedia has a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire or award covering an aggregate of 2,692,000 shares and 13,750,000 shares, respectively, of Common Stock may be granted to employees, officers, directors and consultants of Intermedia. The Plans authorize the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section (Non-ISOs). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

         The following table summarizes the transactions for the three years ended December 31, 2000 relating to the Plans:

                                                                                NUMBER OF                PER SHARE
                                                                                 SHARES                OPTION PRICE
                                                                             --------------         --------------------
Outstanding, December 31, 1997........................................            7,066,262
   Granted............................................................            3,030,810         14.56   -     44.00
   Exercised..........................................................           (1,187,568)         0.26   -     29.00
   Canceled...........................................................           (1,355,814)         0.26   -     38.19
                                                                             --------------
Outstanding, December 31, 1998 .......................................            7,553,690
   Granted............................................................            6,462,470         13.88   -     38.56
   Exercised..........................................................           (1,064,833)         0.26   -     34.63
   Canceled...........................................................           (4,065,354)         0.26   -     44.00
                                                                             --------------
Outstanding, December 31, 1999 .......................................            8,885,973
   Granted............................................................            4,493,900          7.00   -     63.31
   Exercised..........................................................           (1,148,143)          .26   -     54.38
   Canceled...........................................................           (1,786,356)          .26   -     63.31
                                                                             --------------
Outstanding, December 31, 2000........................................           10,445,374
                                                                             ==============
Exercisable, December 31, 2000........................................            3,375,167
                                                                             ==============
Exercisable, December 31, 1999........................................            2,917,289
                                                                             ==============
Exercisable, December 31, 1998........................................            2,299,011
                                                                             ==============

         The Board of Directors has reserved 2,200,000 shares of Common Stock for issuance in connection with stock warrants, and 12,644,502 shares of Common Stock for issuance to employees, officers, directors, and consultants of Intermedia pursuant to stock options and stock award plans as may be determined by the Board of Directors.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if Intermedia had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                        1998        1999       2000
                                                                                      -------      ------     -------
Risk-free interest rate.......................................................            5.4%        5.4%        6.1%
Volatility factor of the expected market price of
   Intermedia's Common Stock..................................................             53%         57%         77%
Dividend yield................................................................             --          --          --
Weighted average expected life of options.....................................        5 years      5 years    5 years

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Intermedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Intermedia's pro forma information follows:

                                                                                1998             1999             2000
                                                                             ---------        ---------         ---------
Pro forma net loss attributable to common stockholders                       $(583,296)       $(660,744)         $(13,398)
Pro forma loss per common share                                                $(13.37)         $(13.10)            $(.25)

         The following table summarizes the weighted average exercise prices of option activity for the years ended December 31, 1998, 1999 and 2000.

                                                                                1998             1999               2000
                                                                               ------           ------             ------
Balance at beginning of period...........................................      $ 9.52           $18.78             $17.52
Granted..................................................................       26.81            21.92              28.61
Exercised................................................................        7.22             9.68              12.92
Canceled.................................................................       10.48            22.62              27.14
Balance at end of period.................................................      $18.78           $17.52             $17.59

         As of December 31, 2000, the weighted average exercise price of exercisable options was $17.59. Outstanding options as of December 31, 2000 had a weighted average remaining contractual life of 7.9 years. The per share weighted average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 were $14.84, $12.01 and $8.83, respectively.

         Stock Award Plans: Intermedia has entered into restricted share agreements with three executive officers that provide stock award incentives. Pursuant to the agreements, up to an aggregate of 900,000 restricted shares of Common Stock have been contingently awarded to the respective officers which awards become effective upon the attainment of certain stock price milestones ranging from $10 to $20. The unvested shares also partially vest upon the achievement of specific financial results and upon the purchase of five percent or more of Intermedia's stock by a strategic investor. Shares awarded under these arrangements vest over a period from two to twenty years following the award. During 1998 and 1999, 5,000 and 10,000 shares were awarded with a fair value of $98 and $150, respectively. There were no shares awarded under these arrangements in 2000. These amounts are being amortized over the vesting periods.

         Stock Warrants: At December 31, 2000, warrants to purchase the following shares of Intermedia's Common Stock were outstanding:


                                                                   PRICE
                                   SHARES                        PER SHARE          EXPIRATION DATE
                                   ------                        ---------          ---------------

         200,000..........................................        $20.75            November 11, 2002
         2,200,000........................................        $40-45            February 17, 2004

         Intermedia also has a warrant outstanding that has been issued for consulting services that will allow the holder to purchase 200,000 shares of Intermedia's Common Stock.

         Shareholder Rights Plan: On March 7, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one common stock Purchase Right (a Right) for each outstanding share of Common Stock to shareholders of record on March 18, 1996. Such Rights only become exercisable, or transferable apart from the Common Stock, ten business days after a person or group (an Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of Intermedia's Common Stock.

         Each Right then may be exercised to acquire 1/1000th of a share of Intermedia's Series C Preferred Stock at an exercise price of $200. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire the existing Company's preferred stock or Common Stock of the surviving company having a value of twice the exercise price of the Rights.

         The Rights may be redeemed by Intermedia at a redemption price of $.01 per Right at any time until the 10th business day following public announcement that a 15% position has been acquired or ten business days after commencement of a tender or exchange offer.

13.  INCOME TAXES

         Prior to January 2000, Intermedia filed a consolidated income tax return with its subsidiaries, including Digex. Due to additional equity investments in Digex by unrelated parties, as well as the secondary public offering of Common Stock of Digex, Intermedia's ownership in Digex fell below 80%. Consequently, Intermedia and Digex are no longer permitted to file a consolidated income tax return. The consolidated tax provision, therefore is based upon the separate tax provisions of Intermedia and Digex, which is further based on the separate tax provisions of its domestic and foreign jurisdictions.

The components of the income tax provision (benefit) are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                              1998               1999               2000
                                          ------------       ------------       ------------
Current:
    Federal                               $         --       $         --       $      7,594
    State                                           --                 --                 75
                                          ------------       ------------       ------------
                                          $         --       $         --       $      7,669
Deferred:
    Federal                               $         --       $         --       $         --
    State                                           --                 --                 --
                                          ------------       ------------       ------------
                                                    --                 --                 --
                                          ------------       ------------       ------------
                                          $         --       $         --       $      7,669
                                          ============       ============       ============

RATE RECONCILIATION
                                                                     1998                     1999                     2000
                                                            ---------------------     --------------------      -------------------
                                                              AMOUNT      PERCENT      AMOUNT      PERCENT       AMOUNT     PERCENT
                                                            ---------     -------     ---------    -------      --------    -------
Tax benefit at U.S. statutory rates ...................     $(165,632)    (34.0)%     $(192,174)    (34.0)%     $ 16,878      34.0%
State income taxes, net of federal benefit ............       (17,050)     (3.5)        (18,199)     (3.2)         4,237       8.5
Goodwill ..............................................        17,495       2.4          15,296       2.7         15,023      30.3
In-Process R&D ........................................        21,403       8.5               0       0.0              0       0.0
Basis difference on sale of interest in subsidiary ....             0       0.0               0       0.0          7,430      15.0
Other .................................................        (7,205)     (1.2)        (15,075)     (2.7)        (2,821)     (5.8)
Change in valuation allowance .........................       150,989      27.8         210,152      37.2        (33,078)    (66.6)
                                                            ---------      ----       ---------      ----       --------      ----
                                                            $      --        --%      $      --        --%      $  7,669      15.4%
                                                            =========      ====       =========      ====       ========      ====

          Significant components of Intermedia's deferred tax assets and liabilities as of December 31 are as follows:

DEFERRED TAX LIABILITIES

                                                       1999              2000
                                                     ---------         ---------
Intangible assets ...........................        $ (58,122)        $ (50,568)
Depreciation and amortization ...............               --           (36,584)
Capital leases ..............................               --            (6,548)
Investment available for sale ...............               --            (2,631)
Other .......................................           (1,554)               --
                                                     ---------         ---------
   Total deferred tax liabilities ...........          (59,676)          (96,331)

DEFERRED TAX ASSETS
Net operating loss carryforwards ............          423,456           389,114
High yield debt obligations .................           45,552            67,880
Accounts receivable .........................            9,238            22,415
AMT credit carryforward .....................                              7,331
Depreciation and amortization ...............           22,442                --
Other .......................................            5,117            24,839
                                                     ---------         ---------
   Gross deferred tax assets ................          505,805           511,579
   Less:  Valuation allowance ...............         (446,129)         (415,248)
                                                     ---------         ---------
        .....................................           59,676            96,331
                                                     ---------         ---------
Net deferred tax liabilities ................        $      --         $      --
                                                     =========         =========

          At December 31, 2000, Intermedia's net operating loss carryforward for federal income tax purposes is approximately $830,000, expiring in various amounts from 2003 to 2020. Digex's net operating loss carryforward for federal income tax purposes is approximately $195,000, with expiration periods beginning in 2019 through 2020. The net operating loss carryforwards are subject to certain tax law provisions that limit the utilization of net operating losses following a change in ownership.

          At December 31, 2000, Intermedia had Alternative Minimum Tax credit carryforwards for federal income tax purposes of approximately $7,000. This credit carries forward indefinitely.

14.  EMPLOYEE BENEFIT PLAN

          Intermedia has established a 401(k) profit-sharing plan. Employees 21 years or older with at least three months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10 in 2000. Intermedia will match one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. Intermedia's matching contribution fully vests after three years of service. Intermedia's contributions to the plan were approximately $3,823, $4,337 and $5,188 in 1998, 1999 and 2000, respectively.

15.  COMMITMENTS

          Intermedia is a party to various other capital lease agreements for fiber optic cable, underground conduit equipment and utility poles which extend through the year 2018.

          In March 1998, Intermedia and Williams Communications, Inc. (Williams) executed a Capacity Purchase Agreement which provides Intermedia with right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network for the next 20 years. The agreement, as amended in 1999, covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of Intermedia's rights to use network facilities, including, but not limited to, fiber, optronics/electronics, digital encoders, telephone lines and microwave facilities, in the amount of $426,300, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

         During 2000, Intermedia and Digex entered into several capital leases related to buildings primarily located at each company's corporate headquarters. Telecommunications equipment include the present value of the capital lease of these buildings which is being amortized over the estimated life of the lease.

          Future minimum lease payments for assets under capital leases (including the Williams agreement) at December 31, 2000 are as follows:


2001............................................................................        $      65,422
2002............................................................................               66,433
2003............................................................................               71,071
2004............................................................................               71,371
2005............................................................................               71,861
Thereafter......................................................................              909,373
                                                                                        -------------
                                                                                            1,255,531
Less amount representing interest...............................................             (768,922)
                                                                                        -------------
Present value of future minimum lease payments..................................              486,609
Less current portion............................................................              (12,505)
                                                                                        -------------
                                                                                        $     474,104
                                                                                        =============

         Certain executory costs, principally maintenance, associated with capital leases are being expensed as incurred.

         Intermedia also leases fiber optic cable, terminal facility space, and office space under operating lease arrangements. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Operating lease expense was $36,273, $34,305 and $41,950 for 1998, 1999, and 2000, respectively.

         Future minimum lease payments under noncancelable operating leases with original terms of more than one year as of December 31, 2000 are as follows:

                                             FIBER                TERMINAL
                                             OPTIC                FACILITY              OFFICE
                                             CABLE                 SPACE                SPACE             TOTAL
                                            -------              --------              --------          --------
2001.........................               $   476              $ 10,789              $ 19,676          $ 30,941
2002.........................                   475                 9,954                15,826            26,255
2003.........................                   475                 9,353                13,363            23,191
2004.........................                   396                 6,524                 9,792            16,712
2005.........................                    --                 3,880                 5,480             9,360
Thereafter...................                    --                 9,716                14,484            24,200
                                            -------              --------              --------          --------
                                            $ 1,822              $ 50,216              $ 78,621          $130,659
                                            =======              ========              ========          ========

16.  CONTINGENCIES

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

         Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") in Florida, Georgia, North Carolina, Tennessee, and in numerous other states across the country. These contracts govern the reciprocal compensation amounts to be billed by competitive carriers for terminating local traffic to Internet service providers ("ISPs") in each state. Some of Intermedia's interconnection agreements have expired and continue on a month-to-month basis while the new agreements are being negotiated at existing rates for reciprocal compensation. New interconnection agreements with BellSouth were executed and filed by joint consent in Florida and North Carolina on October 4, 2000 and October 16, 2000, respectively.

         From 1997 through 1999, Intermedia recognized aggregate revenue from these ILECS of approximately $144.8 million for these services. During the year ended December 31, 2000, Intermedia recognized approximately $58.5 million in revenue for these services. As of December 31, 2000, $159.7 million in billed reciprocal compensation receivable has not been collected.

         As a result of recent trends among state public utility commissions towards lower ISP reciprocal compensation rates, Intermedia recorded a reserve of approximately $45.0 million against reciprocal receivables recorded through March 31, 2000 as a change in accounting estimate in the second quarter of 2000. The adjustment of $45.0 million decreased basic and diluted loss per share for the year ended December 31, 2000 by $.84. Reciprocal compensation revenues for the remainder of 2000 were recorded at lower rates which reflect those trends discussed above and the rates agreed to in the new interconnection agreements with BellSouth for the states of Florida and North Carolina.

         Intermedia accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, fully subject to reciprocal compensation, pursuant to the terms of Intermedia's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. Intermedia has filed complaints against BellSouth in Florida and North Carolina, and BellSouth has filed a complaint against Intermedia in Georgia, concerning a dispute over the correct rates for the transport and termination of local traffic, commonly known as reciprocal compensation. The rate dispute arose between Intermedia and BellSouth because of an amendment to the interconnection agreement between the two companies designed to implement a cost savings for Intermedia in interconnection architecture, known as Multiple Tandem Access or "MTA", in return for significantly lower reciprocal compensation rates. BellSouth has contended that the signing of the amendment triggered the lower rates, while Intermedia contended that the lower rates would only be in force if Intermedia elected MTA. Intermedia's position is that it did not elect the MTA option. In Florida, the Florida Public Service Commission ruled on August 29, 2000, in favor of BellSouth's interpretation. On October 13, 2000, Intermedia filed an appeal of this ruling with the United States District Court for the Northern District of Florida. On the same date, Intermedia also filed a motion for stay of the ruling with the Supreme Court of Florida. Amounts at risk in Florida are approximately $57.0 million against prior period revenue in the event BellSouth sustains this decision. In Georgia and North Carolina, the amounts at risk are approximately $8.0 million and $11.0 million, respectively. The hearing in North Carolina was held on October 10, 2000, with an expected state public utility commission ruling in the first quarter of 2001. In Georgia, the complaint hearing was scheduled for December 18, 2000, with an expected state public utility commission ruling by the end of the first quarter of 2001.

         On June 5, 2000, BellSouth filed a complaint against Intermedia before the Florida Public Service Commission alleging that Intermedia had improperly reported its percentage of interstate usage or "PIU" for the billing of terminating access services and requesting an award of damages. The complaint is currently scheduled for hearing in July 2001.

         Intermedia also filed a complaint against BellSouth in U.S. District Court for the Middle District of Florida. The suit, which was filed on July 11, 2000, argued that BellSouth had violated antitrust laws, the Federal Communications Act, and other federal and state laws and regulations in refusing to provide adequate transport facilities to Intermedia. Intermedia argued that BellSouth's failure to provide adequate transport has prevented Intermedia from expanding its network and customer base as Intermedia has planned, and that as a result, Intermedia is entitled to an amount of damages that will be established at trial. BellSouth subsequently filed a Motion to Dismiss, and in December 2000, the District Court partially granted BellSouth's motion. Specifically, the court dismissed the federal antitrust counts and the counts alleging violation of the Telecommunications Act. Further, the court deferred ruling on the state fraud, breach of contract, and tortious interference counts and requested additional briefing from the parties as to whether the court had jurisdiction over the remaining state law claims. Intermedia has filed an appeal of the court's ruling dismissing the antitrust claims and the counts alleging violation of the Telecommunications Act. Intermedia further withdrew the state law claims pending a decision to refile in state court.

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

         Other Disputes. Intermedia has joined a number of other competitive carriers in filing a multi-party complaint against Sprint and AT&T in a federal district court in Virginia. The suit charges that Sprint and AT&T are unlawfully refusing to pay Intermedia (and other members of the multi-party group) lawfully tariffed charges for access services provided to Sprint and AT&T. Intermedia has filed claims against the two carriers that total over $3.5 million, plus other damages. In January 2001, Intermedia reached a settlement with Sprint and subsequently withdrew from the federal court litigation against Sprint. However, Intermedia remains a party to the federal court litigation against AT&T. The judge in the AT&T litigation has stayed the case for six months and referred portions of the access rate dispute to the FCC for consideration. The FCC has until July 2001 to render a ruling, after which the dispute will revert back to the district court for final adjudication. While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under its tariffs will be realized, there can be no assurance that future regulatory, congressional, and judicial actions relating to these matters will be favorable.

         Delaware Digex Shareholder Litigation. On September 5, 2000, and thereafter, Intermedia, Digex, the directors of Digex, and in some cases, WorldCom, were named as defendants in a total of thirteen lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County. Of those thirteen lawsuits, eight were brought as class actions on behalf of Digex public shareholders, three were brought as derivative actions, purportedly on behalf of Digex, and two advanced both class action and derivative claims. On October 17, 2000, the Court ordered that all thirteen lawsuits to be consolidated into a single combined derivative and class action.

         In general, the complaints advanced substantially similar allegations that the defendants breached their fiduciary duties to the class members by acting to further their own interests at the expense of Digex public stockholders, by engaging in self-dealing and by failing to act in good faith towards the Digex public stockholders. The complaints claimed that such alleged wrongdoing caused irreparable harm to such stockholders. In addition, four of the complaints alleged that the Digex board members who are also directors or executive officers of Intermedia conferred a substantial benefit on Intermedia at the expense of the Digex public stockholders by voting to waive application of Section 203 of the Delaware General Corporation Law to future transactions between WorldCom and Digex. These complaints also alleged that WorldCom aided and abetted the wrongdoing of Intermedia's and the Intermedia-affiliated directors of Digex. The complaints sought injunctive relief and unspecified damages.

         On February 15, 2001, a memorandum of understanding was executed on behalf of all interested parties in the consolidated actions, setting forth an agreement in principle providing for the settlement of all actions in their entirety. WorldCom will make a settlement payment of WorldCom common stock having a total value of $165.0 million for distribution to Digex common stock holders. One half of the settlement fund net of plaintiffs' attorneys fees will be distributed to record holders of Digex common stock on September 1, 2000. The balance of the settlement fund net of attorneys' fees will be paid to record holders of Digex stock at the time of the consummation of the merger. Neither Intermedia nor its affiliates will be entitled to any distribution from the settlement fund. The merger agreement between Intermedia and WorldCom will be amended to change the consideration to be paid to Intermedia shareholders in connection with the merger. All fees and expenses of all plaintiffs and all counsel representing all plaintiffs in the action will also be paid out of that settlement fund. In connection with the proposed settlement, WorldCom will reimburse Digex for certain fees and expenses incurred by Digex associated with the merger and the consolidated lawsuit in an amount not to exceed $15.0 million. WorldCom has also agreed to enter into certain commercial agreements with Digex. A further provision of the settlement will make Section 203 of the Delaware General Corporation Law inapplicable to future transactions between WorldCom and Digex. The proposed settlement would, if approved by the Court, fully resolve all claims in the lawsuit.

         On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. The Court has entered an order directing that notice of the settlement be sent to members of the class and has scheduled a settlement hearing to be held on April 6, 2001 in the Delaware Court of Chancery in Wilmington, Delaware. The final settlement of the suit is subject to the satisfaction of certain conditions as well as final court approval. Based on the memorandum of understanding and the Stipulation of Settlement, Intermedia and Digex do not expect to have any future liability from the outcome of this litigation.

         The Florida Intermedia Stockholders Litigation. On November 22, 2000, Joan Monteforte, a stockholder of Intermedia, filed a "Class Representation Complaint" on behalf of the stockholders of Intermedia in the Circuit Court in and for Hillsborough County, Florida. The complaint alleged that Intermedia and its directors breached their duties owed to the stockholders of Intermedia in connection with their negotiation of the merger. The complaint sought equitable relief and damages on behalf of a class consisting of the stockholders of Intermedia.

         On February 5, 2001, plaintiff voluntarily dismissed three of the director defendants from the lawsuit (Messrs. Knapp, Navab and Greene).

         Beginning in January 2001, plaintiff coordinated her discovery in this action with the discovery taken in the action filed on behalf of Digex and its minority stockholders in the Chancery Court, which is discussed above. Plaintiff also initiated her own discovery. In response to plaintiff's document demands, defendants produced numerous documents. Defendants also provided plaintiff with copies of the transcripts of depositions of Intermedia's directors, officers and agents that were taken in connection with the Delaware Digex Stockholders Litigation.

         After engaging in discovery, plaintiff prepared and served a "First Amended Class Representation Complaint". The amended complaint alleges that defendants breached their fiduciary duties owed to Intermedia's stockholders in connection with the negotiation and September 1, 2000 approval of the merger agreement. In particular, the amended complaint alleges that the Intermedia board of directors failed to negotiate appropriate material adverse effect and termination fee clauses in the merger agreement. Plaintiff alleges that, as a result of these purported breaches of fiduciary duty, WorldCom could more easily decline to consummate the merger, thereby injuring the stockholders of Intermedia. The amended complaint sought to enjoin, preliminarily and permanently, defendants, and all persons acting in concert with them, from terminating or allowing WorldCom to terminate the merger agreement, as well as to recover damages for the alleged breaches of fiduciary duties.

         The plaintiff in this lawsuit carefully monitored the proceedings in the Delaware Digex Stockholders Litigation. In February 2001, as part of the effort to settle the Delaware action, and thereby eliminate a potential impediment to the merger, WorldCom and Intermedia negotiated changes to the merger agreement, which eventually led to the execution, on February 15, 2001, of the first amendment to the merger agreement.

         Through formal and informal discovery, plaintiff's counsel reviewed the amendment to the merger agreement before it was approved by Intermedia's board of directors. Plaintiff was provided with information and analyses, and, through her advisors, conducted her own independent analyses, of the amendment to the merger agreement. In the course of performing those analyses, plaintiff's counsel discussed with Intermedia's financial advisor, Bear, Stearns & Co. Inc., various analyses that Bear Stearns had performed in connection with its evaluation of the revised merger, general market conditions affecting Intermedia, the overall financial condition of Intermedia and other financial issues regarding the revised merger.

         As a result of these analyses, the plaintiff and her advisors concluded that the merger and the amended merger agreement are fair to the stockholders of Intermedia and provided grounds for the settlement of the claims brought on behalf of Intermedia's stockholders. Thus, on February 14, 2001, based on the benefits provided to Intermedia's stockholders in the merger and the amended merger agreement, the parties entered into a memorandum of understanding that contemplates the dismissal of this lawsuit with prejudice and a release of all claims of the Intermedia stockholders arising out of the subject matter of the lawsuit.

         On February 23, 2001, the parties filed a stipulation of settlement with the Circuit Court. The Circuit Court scheduled a hearing for February 27, 2001 to consider, preliminarily, the settlement, the motion for class certification and the proposed notice to the stockholders. At the February 27th hearing, the Circuit Court scheduled a final hearing for consideration of the settlement to be held on April 20, 2001. There can be no assurance, however, that the settlement will be approved by the Circuit Court as presented. Moreover, one or more interested parties may object to the settlement and, in the event that the settlement is approved by the Circuit Court, one or more interested parties may be entitled to appeal the decision of the Circuit Court. If this were to occur, the final approval of the settlement may be delayed substantially. Nevertheless, the parties to the settlement intend to use their reasonable best efforts to obtain the required court approval of the settlement at the earliest practicable date.


17.  SEGMENT INFORMATION

         During 1998, Intermedia adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Intermedia has determined, based on different products and customer bases, that it has two reportable segments.

         Intermedia's core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statements of operations. Intermedia also owns a 61.6% interest in Digex, a separate public company, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of Intermedia's revenue is attributable to customers in the United States. Additionally, substantially all of Intermedia's assets are located within the United States. During the periods presented below, no single customer accounted for 10% or more of Intermedia's total revenue.

         The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables and investment related accounts.


                                                   CORE
                                                INTEGRATED
                                              COMMUNICATIONS                                 CONSOLIDATED
                                                 SERVICES         DIGEX        ELIMINATIONS   INTERMEDIA
                                              --------------     -------       ------------  ------------
Year ended December 31, 2000
   Revenue from external customers              $  868.7         $  168.1             --      $1,036.8
   Intersegment revenue                             10.7               --          (10.7)           --
   Depreciation and amortization                   388.4             78.8             --         467.2
   Loss from operations                           (443.1)          (150.6)            --        (593.7)
   Interest expense                               (263.7)            (2.0)            --        (265.7)
   Interest and other income                        32.1             12.6             --          44.7
   Extraordinary gain on early
      extinguishment of debt,
      net of tax                                    17.9               --             --          17.9

Year ended December 31, 1999
   Revenue from external customers                 846.2             59.8             --         906.0
   Intersegment revenue                              9.2               --           (9.2)           --
   Depreciation and amortization                   300.2             29.1             --         329.3
   Loss from operations                           (232.9)           (72.2)            --        (305.1)
   Interest expense                               (294.8)            (1.1)            --        (295.9)
   Interest and other income                        32.3              3.5             --          35.8

Year ended December 31, 1998
   Revenue from external customers                 690.2             22.6             --         712.8
   Intersegment revenue                              6.5               --           (6.5)           --
   Depreciation and amortization                   221.6              8.1             --         229.7
   Loss from operations                           (300.6)           (16.7)            --        (317.3)
   Interest expense                               (205.8)              --             --        (205.8)
   Interest and other income                        35.8               --             --          35.8

Total assets at December 31, 2000                2,963.4            521.1             --       3,484.5
Total assets at December 31, 1999                2,955.2            344.3           (3.1)      3,296.4

18. PUBLIC OFFERINGS OF SUBSIDIARY, GAIN ON SALE OF DIGEX STOCK AND MINORITY INTEREST

         In August 1999, Intermedia's managed Web site and application hosting subsidiary, Digex, Incorporated ("Digex"), sold 11.5 million shares of its Class A Common Stock in an initial public offering (the "Digex Offering"). The shares sold represent approximately 18.7% of the aggregate number of shares of Digex Common Stock outstanding. The net proceeds from the Digex Offering were approximately $178.9 million and can be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $172 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Following such sales of Digex stock, Intermedia owns approximately 61.6% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.1% voting interest in Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $914,023. Approximately $639,085 was used to reduce Intermedia's outstanding debt. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864,321. Intermedia includes the accounts of the majority-owned subsidiary in its consolidated financial statements and presents the 38.4% ownership by the minority shareholders as minority interest in the accompanying balance sheet.

19.  RELATED PARTY

         A director of Intermedia has an indirect financial interest in an organization engaged by Intermedia during 1998 to support the implementation of an enterprise-wide information system. The organization engaged to perform the implementation was selected by a task force of Intermedia employees from among several proposing organizations. Intermedia paid approximately $7,100 and $1,989 to this organization during 1999 and 2000, respectively.

         On March 10, 2000, Intermedia entered into an agreement with Advanced Switching Communications, Inc. ("ASC") for the purchase of a minimum of $3 million of network equipment. Baker Capital Corp, of which a director is a principal, owns approximately 26% of ASC. In connection with the purchase agreement, Intermedia received a conditional warrant to purchase up to 125,000 shares of common stock of ASC at a price of $15 per share, which becomes exercisable in tranches if Intermedia purchases additional equipment from ASC within certain time periods. Intermedia can exercise the warrant as to 30,000 shares if it purchases at least $3 million of equipment from ASC within certain time periods. Intermedia paid approximately $907 to ASC during 2000.


20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 2000. The quarterly results presented below have been adjusted to reflect the cumulative effect of the change in accounting principle disclosed in Note 1.

                                              FIRST QUARTER                  SECOND QUARTER                  THIRD QUARTER
                                              -------------                  --------------                  -------------
                                           1999            2000            1999            2000            1999           2000
                                        ---------       ---------       ---------       ---------       ---------       ---------
Revenues .........................      $ 204,722       $ 259,515       $ 217,889       $ 245,569       $ 234,666         256,199
Operating expenses ...............       (266,672)       (340,015)       (285,339)       (441,498)       (308,876)       (401,529)
                                        ---------       ---------       ---------       ---------       ---------       ---------
Loss from operations .............        (61,950)        (80,500)        (67,450)       (195,929)        (74,210)       (145,330)
Other income (expense)  ..........        (55,620)        805,206         (55,475)        (47,340)        (61,165)        (54,468)
                                        ---------       ---------       ---------       ---------       ---------       ---------
Loss before income tax
    benefit (expense) ............       (117,570)        724,706        (122,925)       (243,269)       (135,375)       (199,798)
Income tax benefit (expense) .....             --         (23,423)             --          (2,193)             --           5,638
                                        ---------       ---------       ---------       ---------       ---------       ---------
Loss before minority interest ....       (117,570)        701,283        (122,925)       (245,462)       (135,375)       (194,160)
Minority interest in net loss of
  subsidiary .....................             --           8,299              --          13,082           2,608          15,658
                                        ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss) before
    extraordinary item and
    cumulative effect.............       (117,570)        709,582        (122,925)       (232,380)       (132,767)       (178,502)
Extraordinary gain (loss) on early
    extinguishment of debt .......             --              --              --          19,861              --            (192)
Cumulative effect of change in
    accounting principle .........             --              --              --              --              --              --
                                        ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss) ................       (117,570)        709,582        (122,925)       (212,519)       (132,767)       (178,694)
Preferred stock dividends and
  accretions .....................        (22,483)        (25,946)        (22,965)        (31,747)        (23,338)        (31,189)
                                        ---------       ---------       ---------       ---------       ---------       ---------
Net income (loss) attributable to
  common stockholders ............      $(140,053)      $ 683,636       $(145,890)      $(244,266)      $(156,105)      $(209,883)
                                        =========       =========       =========       =========       =========       =========
Net income (loss) per
    common share-basic ...........      $   (2.84)      $   13.01       $   (2.92)      $   (4.57)      $   (3.08)      $   (3.38)
                                        =========       =========       =========       =========       =========       =========
Net income (loss) per
    common share-diluted .........                      $    8.88                       $   (4.57)                      $   (3.38)
                                                        =========                       =========                       =========

                                                            FOURTH QUARTER
                                                      -------------------------
                                                         1999            2000
                                                      ---------       ---------

Revenues .........................                    $ 248,759       $ 275,562
Operating expenses ...............                     (350,220)       (447,547)
                                                      ---------       ---------
Loss from operations .............                     (101,461)       (171,985)
Other income (expense)  ..........                      (87,888)        (60,014)
                                                      ---------       ---------
Loss before income tax
    benefit (expense) ............                     (189,349)       (231,999)
Income tax benefit (expense) .....                           --          12,309
                                                      ---------       ---------
Loss before minority interest ....                     (189,349)       (219,690)
Minority interest in net loss of
  subsidiary .....................                        4,185          15,830
                                                      ---------       ---------
Net income (loss) before
    extraordinary item and
    cumulative effect ............                     (185,164)       (203,860)
Extraordinary gain (loss) on early
    extinguishment of debt .......                           --          (1,754)
Cumulative effect of change in
    accounting principle .........                           --            (166)
                                                      ---------       ---------
Net income (loss) ................                     (185,164)       (205,448)
Preferred stock dividends and
  accretions .....................                      (23,669)        (31,759)
                                                      ---------       ---------
Net income (loss) attributable to
  common stockholders ............                    $(208,833)      $(237,207)
                                                      =========       =========
Net income (loss) per
    common share-basic ...........                    $   (4.05)      $   (4.34)
                                                      =========       =========
Net income (loss) per
    common share-diluted .........                                    $   (4.34)
                                                                      =========

21. SUBSEQUENT EVENTS

    On March 2, 2001, Digex and certain subsidiaries of WorldCom agreed to enter into four commercial agreements. These commercial agreements will become effective at or before the consummation of the merger pursuant to the merger agreement. The principal terms of the four commercial agreements are generally described as follows:

-- Sales Channel Agreement. Under this agreement, WorldCom will resell the Digex portfolio of managed Web hosting products. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

-- Funding Agreement. After the completion of the Merger, WorldCom's Board of Directors will review the Digex business plans for 2001 and 2002 approved by the Digex Board of Directors. If these business plans are approved by the WorldCom Board of Directors, WorldCom agrees to loan Digex funds for these business plans; the loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. However, the funding agreement would not prevent Digex from seeking replacement funding from other sources.

-- Facilities Agreement. Managed Web hosting facilities for Digex will be built into several WorldCom data centers in the United States and around the globe. Digex will lease space from WorldCom at these data centers based on customer demand.

-- Network Agreement. This agreement permits Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

SCHEDULE II - Valuation and Qualifying Accounts


                                                                           (In thousands)
                                                                       Additions
                                                  ----------   -----------------------    ----------   ----------
                                                  Balance at   Charged to                 Charged to   Balance at
                                                  Beginning    Costs and       Other      Deductions-     End of
Description                                       of Period    Expenses       Accounts     Describe       Period
-----------                                       ----------   ----------     --------    ----------   ----------

For the year ended December 31, 1998:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $  4,251      24,461         2,680        9,163(1)     $ 22,229
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      101,279     134,698            --           --         235,977
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $     --      32,300(2)         --       26,800(2)        5,500
                                                  ========     =======         =====       ======        ========

For the year ended December 31, 1999:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $ 22,229      20,499            --       13,672(1)     $ 29,056
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      235,977     210,152            --            -         446,129
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $  5,500          --            --        4,800(2)          700
                                                  ========     =======         =====       ======        ========

For the year ended December 31, 2000:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $ 29,056      75,208            --       45,854(1)     $ 58,410
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      446,129          --            --       30,881(3)      415,248
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $    700          --            --          700(2)           --
                                                  ========     =======         =====       ======        ========

---------------
(1)  Uncollectible Accounts written off, net of recoveries.
(2) Amounts represent accruals, payments and other reductions as disclosed in the Notes to Intermedia's Consolidated Financial Statements.
(3)  Tax asset reduced by income tax liability incurred.