Form 10-Q
period 2001-03-31
INTERMEDIA COMMUNICATIONS INC
filed 2001-05-15
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED MARCH 31, 2001

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

                                Yes [X]   No [ ]


            As of April 25, 2001, there were 57,112,407 shares of the
                     Registrant's Common Stock outstanding.

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX

                                                                                              PAGE
                                                                                               NO.
                          PART I. FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Condensed Consolidated Statements of Operations---Three-months ended March 31, 2001 and 2000.................................................  3
              Condensed Consolidated Balance Sheets--March 31, 2001
                and December 31, 2000.........................................................  4
              Condensed Consolidated Statements of Cash Flows--Three-months ended March 31, 2001 and 2000.................................................  5
              Notes to Condensed Consolidated Financial Statements............................  6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS......................................................... 16

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS............................................................... 27

ITEM 2.       CHANGES IN SECURITIES........................................................... 27

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES................................................. 27

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 27

ITEM 5.       OTHER INFORMATION............................................................... 27

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................ 27

SIGNATURES.................................................................................... 29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                       THREE MONTHS ENDED
                                                                               -----------------------------------
                                                                               MARCH 31, 2001       MARCH 31, 2000
                                                                               --------------       --------------
Revenues:
       Data, internet and web hosting ..................................        $    155,448         $    112,349
       Local access and voice ..........................................              77,107              108,544
       Integration services ............................................              35,216               38,623
                                                                                ------------         ------------
                                                                                     267,771              259,516

 Expenses:
       Network operations ..............................................             109,789               90,169
       Facilities administration and maintenance .......................              54,644               37,108
       Cost of goods sold ..............................................              21,649               26,689
       Selling, general and administrative .............................             108,331               90,447
       Depreciation and amortization ...................................             134,582               89,310
       Deferred compensation ...........................................               2,666                3,664
       Business restructuring, merger-related and other charges ........              20,792                2,630
                                                                                ------------         ------------
                                                                                     452,453              340,017
                                                                                ------------         ------------
Loss from operations ...................................................            (184,682)             (80,501)

Other income (expense):
       Interest expense ................................................             (66,417)             (72,933)
       Gain on sale of Digex stock .....................................                  --              864,321
       Interest and other income .......................................              10,219               13,818
                                                                                ------------         ------------
Net income (loss) before minority interest and income taxes ............            (240,880)             724,705
Provision for income taxes .............................................                  --               23,423
                                                                                ------------         ------------
Net income (loss) before minority interest .............................            (240,880)             701,282
Minority interest in net loss of subsidiary ............................              16,803                8,299
                                                                                ------------         ------------
Net income (loss) before cumulative change in accounting principle .....            (224,077)             709,581
Cumulative effect of a change in accounting principle ..................                  --                 (166)
                                                                                ------------         ------------
Net income (loss) ......................................................            (224,077)             709,415
Preferred stock dividends and accretions ...............................             (32,344)             (25,946)
                                                                                ------------         ------------
Net income (loss) attributable to common stockholders ..................        $   (256,421)        $    683,469
                                                                                ============         ============

Net income (loss) per common share:
       Basic ...........................................................        $      (4.58)        $      13.01
                                                                                ============         ============
       Diluted .........................................................        $      (4.58)        $       9.02
                                                                                ============         ============

Weighted average number of shares outstanding:
       Basic ...........................................................          56,023,105           52,545,409
       Diluted .........................................................          56,023,105           77,010,101




                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                               MARCH 31, 2001    DECEMBER 31, 2000
                                                                                               --------------    -----------------
                                  ASSETS
Current assets:
      Cash and cash equivalents .........................................................      $      44,752       $     114,726
      Restricted investments ............................................................             15,660              15,450
      Accounts receivable, less allowance for
         doubtful accounts of $47,065 in 2001 and $58,410 in 2000 .......................            269,561             283,621
      Income tax receivable .............................................................                671              10,510
      Prepaid expenses and other current assets .........................................             61,080              61,621
                                                                                               -------------       -------------
         Total current assets ...........................................................            391,724             485,928
      Telecommunications equipment, net .................................................          2,058,458           2,067,088
      Investments available for sale ....................................................                 --               9,016
      Intangible assets, net ............................................................            858,457             876,407
      Other assets ......................................................................             42,140              46,033
                                                                                               -------------       -------------

         Total assets ...................................................................      $   3,350,779       $   3,484,472
                                                                                               =============       =============

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable ..................................................................      $     116,374       $     126,414
      Other accrued expenses ............................................................            114,941             120,105
      Current portion of long-term debt and capital lease obligations ...................            207,790             128,277
                                                                                               -------------       -------------
         Total current liabilities ......................................................            439,105             374,796
Other long-term liabilities .............................................................              5,238               6,881
Long-term debt and capital lease obligations ............................................          2,438,953           2,392,430
Minority interest .......................................................................            142,485             159,288
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;514,863 and 498,052 issued and outstanding
  in 2001 and 2000, respectively ........................................................            506,844             489,787
Series D junior convertible preferred stock and accrued dividends, $1.00 par value; 69,000 shares authorized; 53,724 issued and outstanding
  in 2001 and 2000, respectively ........................................................            134,079             133,914
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,047 shares issued and outstanding in 2001 and 2000,
  respectively ..........................................................................            159,619             159,421
Series F junior convertible preferred stock and accrued dividends, $1.00 par value; 92,000 shares authorized; 79,600 shares issued and outstanding
  in 2001 and 2000, respectively ........................................................            197,157             196,897
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized; 200,000 shares issued and outstanding in 2001
   and 2000, respectively ...............................................................            170,611             168,082
Stockholders' equity (deficit):
      Preferred stock, $1.00 par value; 911,500 authorized in 2001 and 2000,
        respectively, no shares issued ..................................................                 --                  --
      Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
        shares issued ...................................................................                 --                  --
      Preferred stock in Digex subsidiary, $.01 par value; 5,000,000 shares authorized;
        100,000 designated as Series A Convertible; 100,000 shares outstanding in 2001
        and 2000, respectively ..........................................................                  1                   1
      Common stock, $.01 par value; 150,000,000 shares authorized in 2001 and and 2000; 56,757,677 and 55,138,703 shares issued and outstanding
        in 2000 and 1999, respectively ..................................................                568                 551
      Additional paid-in capital ........................................................          1,037,853           1,022,986
      Cumulative translation adjustment .................................................               (123)                (38)
      Unrealized gain on investment .....................................................                 --               7,016
      Accumulated deficit ...............................................................         (1,868,931)         (1,612,510)
      Deferred compensation .............................................................            (12,680)            (15,030)
                                                                                               -------------       -------------
Total stockholders' equity (deficit) ....................................................           (843,312)           (597,024)
                                                                                               -------------       -------------
Total liabilities, redeemable preferred stock and stockholders' equity (deficit) ........      $   3,350,779       $   3,484,472
                                                                                               =============       =============


                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                     MARCH 31, 2001        MARCH 31, 2000
                                                                                     --------------        --------------
OPERATING ACTIVITIES
       Net income (loss) ....................................................        $    (224,077)        $     709,415
       Cumulative effect of a change in accounting principle ................                   --                   166
       Adjustments to reconcile net income to net cash
          used in operating activities:
             Gain on sale of Digex stock ....................................                   --              (864,321)
             Depreciation and amortization ..................................              136,823                90,941
             Amortization of deferred compensation ..........................                1,500                 3,710
             Non cash restructuring charges .................................                   --                   (43)
             Accretion of interest on notes payable .........................               30,268                30,222
             Provision for doubtful accounts ................................                8,596                 6,682
             Gain on sale of property and equipment .........................                  234                   475
             Gain on sale of available for sale security ....................              (11,320)                   --
             Minority interest in net loss of subsidiary ....................              (16,803)               (8,299)
             Changes in operating assets and liabilities:
               Accounts receivable ..........................................                5,465               (28,696)
               Prepaid expenses and other current assets ....................                  542                (7,203)
               Other assets .................................................                1,668                   (91)
               Accounts payable .............................................              (10,040)              (24,457)
               Other accrued expenses .......................................                3,061                16,032
                                                                                     -------------         -------------
                 Net cash used in operating activities ......................              (74,083)              (75,467)

INVESTING ACTIVITIES
       Purchases of restricted investments ..................................                 (210)               (3,597)
       Purchases of telecommunications equipment ............................             (102,372)             (134,592)
       Proceeds from sale of available for sale security ....................               13,320                    --
       Proceeds from sale of Digex stock, net of issuance costs .............                   --               914,183
       Proceeds from sale of telecommunications equipment ...................                  701                    29
                                                                                     -------------         -------------
                 Net cash provided by (used in) investing activities ........              (88,561)              776,023

FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt, net of issuance costs ......              111,984                24,790
       Proceeds from termination of capital leases ..........................                   --                   342
       Proceeds from issuance of common stock of subsidiary,
         net of issuance costs ..............................................                   --               171,675
       Proceeds from issuance of preferred stock, net of issuance costs .....                   --               187,456
       Proceeds from issuance of preferred stock of subsidiary, net .........                   --                85,000
       Exercise of common stock warrants and options ........................                1,581                11,189
       Principal payments on long-term debt and capital lease obligations ...              (20,810)             (113,341)
                                                                                     -------------         -------------
                  Net cash provided by financing activities .................               92,755               367,111

Increase (decrease) in cash and cash equivalents ............................              (69,889)            1,067,667
Effect of exchange rates on cash ............................................                  (85)                   --
Cash and cash equivalents at beginning of period ............................              114,726               240,827
                                                                                     -------------         -------------

Cash and cash equivalents at end of period ..................................        $      44,752         $   1,308,494
                                                                                     =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ...............................................................        $      32,937         $      43,702
Preferred stock issued as dividends on preferred stock ......................               16,809                14,719
Common stock issued as dividends on preferred stock .........................               12,135                 8,672
Accretion of preferred stock ................................................                3,400                   879
Assets purchased through capital leases .....................................                4,577                    --

                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. for the year ended December 31, 2000.

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

         Operating results for the three-month period ended March 31, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001.

CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associates with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the consolidated statement of operations for the first quarter of 2000 has been restated to reflect the accounting change.

         For the quarter ended March 31, 2001, Digex recognized revenue of $2.6 million that was recorded as deferred revenue as of December 31, 2000. With the adoption of SAB 101, there was no economic impact to Digex or Intermedia's business operations, cash flows, or a material effect on either Digex or Intermedia's consolidated financial statements. The issuance of SAB 101 had no impact on Intermedia's other product lines.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, effective January 1, 2001, had no material effect on Intermedia's consolidated financial statements.

NOTE  2.  MERGER AGREEMENT WITH WORLDCOM

         On September 1, 2000, Intermedia entered into a merger agreement with WorldCom, Inc. ("Worldcom") whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of common stock of Intermedia will be exchanged for shares of common stock of WorldCom (or, if WorldCom's proposed recapitalization is completed, shares of two new series of WorldCom trading stock), and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, the holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and any Series H Preferred Stock issued in connection with the WorldCom Note Purchase Agreement described in Note 4 will receive newly issued WorldCom Preferred Stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have substantially similar terms as the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

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

         On May 14, 2001, Intermedia and WorldCom entered a second amendment to the merger agreement to make certain technical changes to the amended merger agreement in connection with completing the merger and the WorldCom recapitalization. Pursuant to the amended merger agreement, the parties agreed, among other things, that subject to the timely satisfaction or waiver of the conditions to the merger, the merger would become effective on July 1, 2001.

         The merger is subject to stockholder approval of the amended merger agreement and satisfaction of other conditions set forth in the amended merger agreements. On April 6, 2001, the Chancery Court approved the settlement as proposed by the parties. The deadline for appealing that approval expired on May 7, 2001, and no appeals have been filed with the Delaware Supreme Court. Consequently, under Delaware law, the order approving the settlement has become final and unappealable. The amended merger agreement is also subject to approval by the holders of a majority of the voting power of the outstanding common stock and Series G Preferred Stock of Intermedia, voting together as a single group, and the holders of a majority of the voting power of the outstanding Series G Preferred Stock, voting as a separate class. WorldCom and Intermedia expect to complete the merger on July 1, 2001, subject to the satisfaction or waiver of the various conditions to completion of the merger.

         In conjunction with the original merger agreement, Intermedia initiated a program to maintain the value of its business and retain its intellectual capital and offered its employees cash incentives contingent upon the merger agreement and subsequent closing of the transaction and their continued employment. The program commitment is currently estimated to be approximately $30.0 million and is payable upon merger milestones and final closing of the transaction. Intermedia recorded $17.4 million related to retention for the three months ended March 31, 2001, which is reflected in business restructuring, merger-related and other charges.

NOTE 3.  GOING CONCERN

         At December 31, 2000, Intermedia had a stockholders' deficit of $(597.0) million and had incurred losses attributable to common stockholders of approximately $(577.6) million, $(650.9) million, and $(8.1) million (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex) for the years ended December 31, 1998, 1999 and 2000, respectively. Intermedia also incurred additional losses attributable to common stockholders of approximately $(256.4) million during the three months ended March 31, 2001. Intermedia currently has limited financial resources available to fund ongoing expected operating losses and capital expenditures. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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

         Intermedia entered into a definitive merger agreement with WorldCom on September 1, 2000. This agreement was amended on February 15, 2001 and May 14, 2001. Intermedia's cash needs through June 30, 2001 are being funded by WorldCom (pursuant to the September 1, 2000 merger agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a Credit Facility guaranteed by WorldCom. Intermedia's future capital needs depend on a number of factors, certain of which are under Intermedia's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under Intermedia's control (such as competitive conditions and government regulation). Moveover, the terms of Intermedia's outstanding indebtedness (including Intermedia's Credit Facility) and preferred stock as well as the terms of the merger agreement with WorldCom, impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock.

         In the event that the merger agreement with WorldCom is terminated or the merger is not completed for any reason, the sources of funding provided by WorldCom, as well as WorldCom's guarantee of the Credit Facility, would no longer be available. Although Intermedia expects that the merger with WorldCom will be completed on July 1, 2001, there can be no assurance that the merger will be completed when expected or if at all. If the merger is completed, Intermedia will no longer be an independent company and, like other subsidiaries of WorldCom, Intermedia will rely on WorldCom to supply all of its funding requirements. In the event that the WorldCom merger is not completed or not completed in accordance with the parties projected timetable, however, Intermedia will be required to obtain all of its required funding as a standalone entity. In such event, Intermedia's funding sources may be inadequate to sustain its operations or fund its debt obligations, including any debt obligations that may be accelerated as a direct or indirect result of the event of default that may be caused by the termination of the merger agreement.

NOTE  4.  FINANCING AND GAIN ON SALE OF DIGEX STOCK

         At December 31, 1999, Intermedia entered into a five-year secured $100.0 million Revolving Credit Agreement (the "Credit Agreement") outstanding with several financial institutions (lenders). The Credit Facility may be repaid and reborrowed from time to time in accordance with the terms and provisions of the agreement, and is guaranteed by each of Intermedia's subsidiaries. The Credit Facility is secured by a pledge of the stock of each of Intermedia's subsidiaries, and is secured by substantially all of the assets of Intermedia and its subsidiaries. On October 31, 2000, Intermedia and its lenders entered into an amendment to the Revolving Credit Facility (the "Credit Facility") to which, among other things the total commitment available for borrowing was increased from $100.0 million to $350.0 million and Digex executed an amendment and restated limited guaranty, limiting its aggregate liability under the guaranty to the greater of either $90.0 million, less any amounts repaid by any subsidiary of Digex under the Credit Facility, or the aggregate amount of any loans, advances, extensions of credit, or capital contributions from Intermedia or any of its subsidiaries to Digex or any of its subsidiaries, less the amount of certain dividends and repayments made by Digex or any of its subsidiaries. In connection with this amendment, Digex also executed an amended and restated security agreement, reducing the value of the assets it was required to pledge to secure its obligations as guarantor under the Credit Facility. In addition, in the amended Credit Agreement, WorldCom agreed to guarantee in full Intermedia's obligations under the Credit Facility pursuant to a guaranty dated as of October 31, 2000, among WorldCom and the parties to the Credit Facility. In general, the Credit Facility terminates on the earlier of (a) June 30, 2001,
(b) the consummation of the WorldCom merger, or (c) the date upon which certain merger termination events, as defined in the fourth amendment to the Credit Agreement.

         The interest rate on the Credit Facility is based on either a LIBOR or an alternative base rate option, and is paid quarterly in arrears. The Credit Agreement contains covenants customary for facilities of this nature, including limitations on incurrence of additional debt, asset sales, acquisitions, investments, etc. At March 31, 2001, Intermedia had $191.0 million drawn under the Credit Facility.

         WorldCom and Intermedia have entered into a note purchase agreement dated as of October 31, 2000, and amended as of February 15, 2001, pursuant to which WorldCom has agreed to purchase up to an aggregate principal amount of $225 million of Intermedia senior subordinated notes due October 31, 2009. Upon each request by Intermedia for a purchase of notes by WorldCom, WorldCom may, at its sole option, choose to purchase in lieu of notes shares of what would be a new series of Intermedia preferred stock, the Intermedia Series H Preferred Stock due October 31, 2009. The Intermedia Series H Preferred Stock will be purchased at a liquidation preference equal to the principal amount of notes requested to be purchased. At March 31, 2001, Intermedia had borrowed $31.0 million under the note purchase agreement, all of which is evidenced by 14.12%

Senior Subordinated Notes due 2009, and Intermedia had remaining availability of $194.0 million as of such date.

         On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A Common Stock. Digex offered 2,000,000 shares of its Class A Common Stock and received net proceeds of approximately $171.6 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on the sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock, which upon the sale, automatically converted into Class A Common Stock of Digex. Following such sales of Digex stock, Intermedia owns 61.6% of the outstanding Common Stock of Digex. In addition, Intermedia retains approximately 94.2% voting interest in Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $914.0 million of which approximately $639.1 million was used in 2000 to reduce Intermedia's outstanding debt and the remainder was used to purchase telecommunications related assets. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864.3 million.

NOTE  5.  INCOME TAXES

         Intermedia realized a taxable gain of approximately $881 million on the sale of its investment in Digex stock resulting in consolidated taxable income for the quarter ended March 31, 2000 of $742 million. Intermedia utilized $742 million of net operating loss carryforwards during the quarter to offset regular taxable income. As of December 31, 2000, approximately $830 million of net operating loss carryforwards are available to offset future taxable income through the year 2019. However, limitations apply to the use of the net operating loss carryforwards. Although Intermedia utilized net operating losses to offset regular federal taxable income, Intermedia has recorded approximately $23 million in the three months ended March 31, 2000 of current tax expense related to the Alternative Minimum Tax ("AMT"). The payment of AMT creates a credit carryforward which may be used indefinitely to reduce regular federal income taxes in the future.

         At March 31, 2001, primarily as a result of the net operating loss carryforwards and AMT credit carryforwards, Intermedia was in a net deferred tax asset position. The full amount of the net deferred tax asset was offset by a valuation allowance due to uncertainties associated with the future realization of the deferred tax asset.

NOTE  6.  EARNINGS PER SHARE
         The following table sets forth the computation of basic and diluted income (loss) per share of Intermedia Common stock (dollars in thousands, except share and per share amounts):

                                                                             THREE MONTHS ENDED
                                                                              MARCH 31, 2001
                                                                         2001                 2000
                                                                     ------------         ------------
Numerator:
  Net income (loss)                                                  $   (224,077)        $    709,415
  Preferred stock dividends and accretions                                (32,344)             (25,946)
                                                                     ------------         ------------
  Numerator for basic income (loss) per
      share - income (loss) attributable to
      common stockholders                                                (256,421)             683,469
Effect of dilutive securities                                                                   10,973
                                                                     ------------         ------------
  Numerator for diluted income (loss) per share income (loss)
      attributable to common stockholders after assumed
      conversions                                                    $   (256,421)        $    694,442
Denominator:
 Denominator for basic income (loss) per
  share weighted-average shares                                        56,023,105           52,545,409
 Effect of dilutive securities                                                              24,464,692
                                                                     ------------         ------------
 Denominator for diluted income (loss) per
  share - adjusted weighted-average shares                             56,023,105           77,010,101
                                                                     ============         ============

Basic income (loss) per share of
  common share                                                       $      (4.58)        $      13.01
                                                                     ============         ============
Diluted income (loss) per share of
  common share                                                       $      (4.58)        $       9.02
                                                                     ============         ============


         Unexercised options to purchase 933,455 shares of Common Stock as of March 31, 2001 and outstanding convertible preferred stock, convertible into 22,486,370 shares of Common Stock as of March 31, 2001, were not included in the computations of diluted loss per share in 2001 because assumed exercise/conversion would be anti-dilutive.

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

         From 1997 through 2000, Intermedia recognized aggregate revenue from these ILECS of approximately $203.3 million for these services. During the three months ended March 31, 2001, Intermedia recognized approximately $7.0 million in revenue for these services. As of March 31, 2001, $116.8 million in billed reciprocal compensation receivable has not been collected.

         As a result of recent trends among state public utility commissions towards lower ISP reciprocal compensation rates, Intermedia recorded a reserve of approximately $45.0 million against reciprocal receivables recorded through March 31, 2000 as a change in accounting estimate in the second quarter of 2000. The adjustment of $45.0 million decreased basic and diluted loss per share for the year ended December 31, 2000 by $.84. Reciprocal compensation revenues for the remainder of 2000 and in 2001 were recorded at lower rates which reflect those trends discussed above and the rates agreed to in the new interconnection agreements with BellSouth for the states of Florida and North Carolina.

         Intermedia accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, fully subject to reciprocal compensation, pursuant to the terms of Intermedia's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated. Intermedia has filed complaints against BellSouth in Florida and North Carolina, and BellSouth has filed a complaint against Intermedia in Georgia, concerning a dispute over the correct rates for the transport and termination of local traffic, commonly known as reciprocal compensation. The rate dispute arose between Intermedia and BellSouth because of an amendment to the interconnection agreement between the two companies designed to implement a cost savings for Intermedia in interconnection architecture, known as Multiple Tandem Access or "MTA", in return for significantly lower reciprocal compensation rates. BellSouth has contended that the signing of the amendment triggered the lower rates, while Intermedia contended that the lower rates would only be in force if Intermedia elected MTA. Intermedia's position is that it did not elect the MTA option. In Florida, the Florida Public Service Commission ruled on August 29, 2000, in favor of BellSouth's interpretation. On October 13, 2000, Intermedia filed an appeal of this ruling with the United States District Court for the Northern District of Florida. On the same date, Intermedia also filed a motion for stay of the ruling with the Supreme Court of Florida. Amounts at risk in Florida are approximately $57.0 million against prior period revenue in the event BellSouth sustains this decision. In Georgia and North Carolina, the amounts at risk are approximately $8.0 million and $11.0 million, respectively. The hearing in North Carolina was held on October 10, 2000, with an expected state public utility commission ruling in the second quarter of 2001. In Georgia, the complaint hearing originally scheduled for December 18, 2000, was postponed and a new hearing date has yet to be determined.

         On June 5, 2000, BellSouth filed a complaint against Intermedia before the Florida Public Service Commission alleging that Intermedia had improperly reported its percentage of interstate usage or "PIU" for the billing of terminating access services and requesting an award of damages. A hearing on this matter has been scheduled for September 2001.

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

         On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. On March 5, 2001, the parties presented the settlement to the Chancery Court and on that date, the Chancery Court ordered, among other things, that the terms of the settlement be presented to record holders of shares of Digex common stock (other than the defendants in the Delaware Digex stockholders litigation and their affiliates) at any time during the period from and including August 31, 2000, through and including March 2, 2001, through published and mailed notice. At a hearing on April 6, 2001, the Court approved the settlement as presented. The Court entered the order and final judgment (the "order and final judgment"), as final in accordance with Court of Chancery Rule 54(b). At the April 6, 2001 hearing, the Court also entered a separate award of attorneys' fees and reimbursement of expenses (the "fee award"), relating to the Delaware Digex stockholders litigation. Under the amended merger agreement, it is a condition to the parties' obligations to complete the merger that, among other things, the order and final judgment become final and unappealable. Under Delaware law, the deadline for filing an appeal of the Chancery Court's order and final judgment approving the settlement expired May 7, 2001, and no such appeals of that order were filed before that deadline. As a result, the order and final judgment is now final and unappealable. Similarly, no timely appeals were filed with respect to the Chancery Court's separate fee award.

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

         Through formal and informal discovery, plaintiff's counsel reviewed the amendment to the merger agreement before it was approved by Intermedia's board of directors. Plaintiff was provided with information and analyses, and, through her advisors, conducted her own independent analyses, of the amendment to the merger agreement. In the course of performing those analyses, plaintiff's counsel discussed with Intermedia's financial advisor, Bear Stearns, various analyses that Bear Stearns had performed in connection with its evaluation of the revised merger, general market conditions affecting Intermedia, the overall financial condition of Intermedia and other financial issues regarding the revised merger.

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

         On February 23, 2001, the parties filed a stipulation of settlement with the Circuit Court and at a hearing held on April 20, 2001, the Circuit Court approved the settlement as presented.

NOTE  8.  SEGMENT INFORMATION

       Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations. Intermedia also owns a 61.6% interest in Digex, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of the Intermedia's assets are located within the United States.

       The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables, and investment related accounts.


                                                        CORE
                                                     INTEGRATED
                                                    COMMUNICATIONS                                   CONSOLIDATED
                                                      SERVICES           DIGEX       ELIMINATIONS     INTERMEDIA
                                                    --------------      --------     ------------    ------------
Three Months ended March 31, 2001
   Revenue from external customers                   $   214.7          $   53.1                       $  267.8
   Intersegment revenue                                    1.7                          (1.7)
   Loss from operations                                 (140.9)            (43.8)                        (184.7)
Three months ended March 31, 2000
   Revenue from external customers                       233.7              25.8                          259.5
   Intersegment revenue                                    3.2                          (3.2)
   Loss from operations                                  (51.7)            (28.8)                         (80.5)

Total assets at March 31, 2001                       $ 2,880.3          $  470.5      $                $ 3,350.8
Total assets at March 31, 2000                         3,879.3             563.4        (2.7)          $ 4,440.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission.

OVERVIEW

         Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, local and long distance, managed Web site and application hosting, and systems integration services to business and government customers throughout the United States. Intermedia is a significant nationwide frame relay provider in the United States, a leading Internet service provider, the largest shared tenant telecommunications service provider in the United States, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its publicly traded subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, the provision of integrated communications and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site and application hosting segment are discussed below.

         Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data and Internet services to its customers on an extensive inter-city network that connects its customers to locations nationwide. Through its 1,108 network to network interfaces ("NNIs") and 211 data switches, Intermedia has established one of the most densely deployed frame relay switching networks in the nation. Intermedia's nationwide interexchange network carries both its data and voice traffic.

         Intermedia achieved $(26.6) million and $15.1 million positive EBITDA before certain charges for the first quarter in 2001 and 2000, respectively. EBITDA before certain charges consists of earnings (loss) before interest expense, interest and other income, deferred compensation, income taxes, depreciation, amortization, and business integration, merger-related and other charges. EBITDA before certain charges does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA before certain charges should not be considered as an alternative to net income (loss) as an indicator of Intermedia's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA before certain charges is not a term defined by generally accepted accounting principles and, as a result, the EBITDA before certain charges presented herein may not be comparable to similarly titled measures used by other companies. Intermedia believes that EBITDA before certain charges is often reported and widely used by analysts, investors and other interested parties in the telecommunications industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of Intermedia's operating performance relative to other companies in the industry.

PLAN OF OPERATION

         Intermedia believes that since the September 5, 2000 announcement of the proposed merger with WorldCom, Intermedia's business has suffered a number of negative effects due, directly or indirectly, to the pendency of the merger. These effects include the loss of suppliers, customers and employees, some of which are significant to Intermedia's business. Although Intermedia has attempted to mitigate these effects, the pendency of the merger has created uncertainty in Intermedia's relationships with customers, suppliers and employees, and this uncertainty is likely to continue. If the merger agreement is terminated or if the merger is not completed for any reason, there can be no assurance that Intermedia would be able to restore relationships with customers, suppliers, and employees that have terminated their affiliation with Intermedia since the announcement of the merger. Moreover, the loss of these customers, suppliers and employees may have a material adverse effect on Intermedia's business.

         In addition, since the announcement of the merger, Intermedia has operated its business under the restrictions imposed by the merger agreement. These restrictions limit Intermedia's level of capital expenditures, as well as the ability of Intermedia to grow and expand its business. As a result, if the merger agreement is terminated or if the merger is not completed for any reason, Intermedia may not be as well positioned to effectuate its historic business plan.

         In addition, pursuant to the Stipulation that WorldCom and Intermedia entered into with the Antitrust Division, WorldCom agreed to divest of all of Intermedia's assets, except for its Digex stock, within six months after the merger (unless extended by the Antitrust Division) and, until the divestiture, Intermedia and WorldCom have agreed to continue to operate Intermedia as an independent competitive business.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:


                                                         THREE MONTHS ENDED MARCH 31,
                                                            2001              2000
                                                          --------          --------
Revenues:
   Data, internet and web hosting                             58.0%             43.3%
   Local access and voice                                     28.8              41.8
   Integration services                                       13.2              14.9
                                                          --------          --------
                                                             100.0             100.0
Expenses:
   Network operations                                         41.0              34.7
   Facilities administration and
     maintenance                                              20.4              14.3
   Cost of goods sold                                          8.1              10.3
   Selling, general and administrative                        40.4              34.9
   Depreciation and amortization                              50.3              34.4
   Deferred compensation                                       1.0               1.4
 Business restructuring, merger-related and
      Other charges                                            7.8               1.0
                                                          --------          --------
 Loss from operations                                        (69.0)            (31.0)
                                                                            --------
 Other income (expense):

   Interest expense                                          (24.8)            (28.1)
   Gain on sale of Digex stock                                  --             333.1
   Interest and other income                                   3.8               5.3
                                                          --------          --------
   Net income (loss) before minority
     interest and income taxes                               (90.0)            279.3
   Provision for income taxes                                   --               9.0
                                                          --------          --------
   Income (loss) before minority interest                    (90.0)            270.3
   Minority interest in net loss of subsidiary                 6.3               3.2
                                                          --------          --------
   Net income (loss) before cumulative effect of a
           Change in accounting principle                    (83.7)            273.5
   Cumulative effect of a change in accounting
           Principle                                            --               (.1)
                                                          --------          --------
   Net income (loss)                                         (83.7)            273.4
   Preferred stock dividends and accretions                  (12.1)            (10.0)
                                                          --------          --------
   Net income (loss) attributable to common
        stockholders                                         (95.8)%           263.4%
                                                          ========          ========


          The following table sets forth other statistical data derived from Intermedia's operating records:

                                                                  MARCH 31, 2001       MARCH 31, 2000
                                                                  --------------       --------------
Data, Internet and Web Hosting: (1)
         Web hosting servers                                           4,107                2,911
         Data switches in operation                                      211                  193
         NNI connections                                               1,108                  959

   Access and Voice: (1)
         ABN revenue ready buildings (2)                                 797                  664
         Voice switches in operation                                      29                   29
         Access line equivalents                                     658,480              566,113

   Employees (1)                                                       5,702                5,423

(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.

(2) Buildings with license agreements that either have an installed multi-tenant full service platform or are located in an Intermedia switch city and service area.

  QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000:

Revenue

         Total revenue increased 3.2% to $267.8 million for the first quarter of 2001 compared to $259.5 million for the same period in 2000. The Digex Web Site and application hosting segment revenue increased 105.7% $53.1 million for the first quarter of 2001 compared to $25.8 million for the same period in 2000. The overall increase was primarily due to the continued expansion of the frame relay and ATM networks as well as strong growth in Internet and Web site and application hosting services.

         Data, internet, and web hosting revenue increased 38.4% to $155.4 million for the first quarter of 2001 compared to $112.3 million for the same period in 2000. This increase was principally a result of strong growth in managed web site and application hosting services of the Digex Web site and application hosting segment as well as expansion of Intermedia's frame relay and ATM network. The Digex Web site and application hosting segment revenues increased by $27.3 million due to new customer growth, a significant increase in the number of managed servers per customer, and a rise of monthly revenue per server in the first quarter of $4,249 in 2001 compared to $3,293 for the same period in 2000. The number of installed base of servers at Digex increased 41.1% to 4,107 at the end of the first quarter of 2001 from 2,911 at the end of the first quarter of 2000. In addition, the continued expansion of Intermedia's enhanced data network contributed increased revenues of $12.8 million in the first quarter of 2001 compared to the same period in 2000. Intermedia's data network expanded by 149 NNI connections and 18 data switches since March 31, 2000 that facilitated the revenue growth.

         Local access and voice revenue decreased 28.9% to $77.1 million for the first quarter of 2001 compared to $108.5 million for the same period in 2000. This decrease was principally due to the decrease in reciprocal compensation revenue from certain ILECs of $25.4 million in the first quarter of 2001 compared to the same period in 2000 due to lower rates as a result of regulatory changes during 2000. The number of access line equivalents has increased by 79,119 from April 1, 2000 through the end of the first quarter of 2001. The additional access line equivalents were primarily on-switch, approximately 92.4% as of March 31, 2001 compared to 88.8% as of March 31, 2000, contributing to improved gross margins and allowing Intermedia to cross-sell additional services to its customers. In addition, there were decreases in long distance revenue of approximately $7.3 million in the first quarter of 2001 compared to the first quarter of 2000. The decrease in long distance is a result of the industry experiencing per minute pricing declines as well as attrition of the customer base.

         Integration services revenue decreased 8.8% to $35.2 million for the first quarter of 2001 compared to $38.6 million for the same period in 2000. This decrease was principally due to a slowdown in the economy and a decline in telecommunications equipment sales during the first quarter of 2001 as compared to the first quarter of 2000.

Operating Expenses

         Total operating expenses increased 33.1% to $452.5 million for the first quarter of 2001 compared to $340.0 million for the same period in 2000. The Digex Web site and application hosting segment total operating expenses increased $42.3 million during the period due to increased level of operations and an expanded customer base to support.

         Network expenses increased 21.7% to $109.8 million for the first quarter of 2001 compared to $90.2 million for the same period in 2000. Intermedia has experienced increased network costs related to the growth in the frame relay and ATM network.

         Facilities administration and maintenance expenses increased 47.2% to $54.6 million for the first quarter of 2001 compared to $37.1 million for the same period in 2000. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, increases in maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site and application hosting segment accounted for $14.1 million of the increase related to the increased level of operations and the expansion of the two new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth.

         Cost of goods sold decreased 19.1% to $21.6 million for the first quarter of 2001 compared to $26.7 million for the same period in 2000. This decrease was principally due to the decrease in demand for telecommunications equipment as well as an increased effort to receive discounts on volume purchasing.

         Selling, general and administrative expenses increased 19.8% to $108.3 million for the first quarter of 2001 compared to $90.4 million for the same period in 2000. Intermedia's increase resulted from increased sales incentive compensation, employee-related benefits and taxes related to the increased property value of the telecommunication equipment. The Digex Web site and application hosting segment accounted for approximately $10.6 million of this increase. The increases at Digex are primarily as part of Digex's growth strategy, as Digex continued to build infrastructure and administrative requirements to operate as a separate public company. Increases in 2001 costs for Digex include the costs associated with an increased employee base, advertising campaigns, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business.

         Depreciation and amortization expenses increased 50.7% to $134.6 million for the first quarter of 2001 compared to $89.3 million for the same period in 2000. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since April 1, 2000 relating to ongoing network expansion (including the irrevocable right of use of the Williams Communications nationwide network). The Digex Web site and application hosting segment accounted for $16.3 million of the increase due to additional servers and other facilities and equipment placed in service since March 31, 2000. Depreciation and amortization expense is expected to increase in future periods based on Digex's continued expansion of the new data centers and due to future increased server installations based upon customer demand.

         Deferred compensation expense decreased 27.0% to $2.7 million for the first quarter of 2001 compared to $3.7 million for the same period in 2000. The decrease resulted from accelerated vesting of restricted stock granted to certain executives in 2000.

         Business restructuring, merger-related and other charges increased 700.0% to $20.8 million for the first quarter of 2001 compared to $2.6 million in the same period in 2000. The increase in the business restructuring, merger-related and other charges is due to the costs incurred in the first quarter of 2001 related to the proposed merger with WorldCom, including 50% of the retention bonus being paid out to Intermedia employees in February 2001 as a result of meeting certain merger milestones. The costs incurred during the first quarter of 2000 related primarily to the restructuring program associated with network integration. The restructuring program was completed on June 30, 2000.

Interest Expense

         Interest expense decreased 8.9% to $66.4 million for the first quarter of 2001 compared to $72.9 million for the same period in 2000. The decrease is due to the repurchase of $670.0 million aggregate principal amount of senior notes in the second and fourth quarters of 2000. Interest expense at the Digex Web site and application hosting segment increased $.3 million as a result of the capital lease for the new Digex corporate headquarters facility entered into during the third quarter of 2000, capital leases for vehicles entered into during the fourth quarter of 2000, and additional capital leases for vehicles and accrued interest under the $3.0 million loan in the first quarter of 2001. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $2.3 million in the first quarter of 2001 compared to $3.4 million in the same period of 2000.

Gain on sale of Digex stock

         Gain on sale of Digex stock was approximately $864.3 million for the quarter ended March 31, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock. Gross proceeds amounted to $914.0 million.

Other Income

         Other income decreased 26.1% to $10.2 million for the first quarter of 2001 compared to $13.8 million for the same period in 2000. This decrease was primarily the result of interest earned on the comparatively lower level of average cash balances in the first quarter of 2001 as compared to the first quarter of 2000. The cash proceeds received in 2000 from the secondary offering of Digex stock were depleted as of November 30, 2000. The decrease in interest and other income at the Digex Web site and application hosting segment was $3.2 million as a result of the decrease in the interest earned on the remaining cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq and exercised stock options in 2000.

Net Income (Loss) before Minority Interest and Income Taxes

         Net income (loss) before minority interest and income taxes decreased 133.2% to $(240.9) million for the first quarter of 2001 compared to $724.7 million for the same period in 2000. The decrease in net income (loss) before minority interest and income taxes is due to the gain on sale of Digex stock in 2000 and additional operating expenses in 2001 described above.

Provision for Income Taxes

         Provision for income taxes is approximately $23.4 million for the first quarter of 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense for the first quarter of 2000 is required for AMT purposes. Since Intermedia incurred losses in the first quarter of 2001, there was no provision for income taxes.

Income (Loss) Before Minority Interest

         Net income (loss) before minority decreased 134.3% to $(240.9) million for the first quarter of 2001 compared to $701.3 million for the same period in 2000. Intermedia's loss in the first quarter of 2001 compared to the net income before minority interest in the prior year was principally the result of the sale of Digex common stock by Intermedia as described above. As a result of the Gain on Sale of Digex stock, Intermedia utilized $742 million of net operating loss carryforwards for federal tax purposes.

Minority Interest in Net Loss of Subsidiary

         A minority interest in net loss of subsidiary increased 102.4% to $16.8 million for the first quarter of 2001 compared to $8.3 million for the same period in 2000. The increase in 2001 was due to increased losses at the Digex Web site and application hosting segment.

Net Income (Loss) Before Cumulative Change in Accounting Principle

         Net income (loss) before cumulative change in accounting principle decreased 131.6% to $(224.1) million for the first quarter of 2001 compared to $709.6 million for the same period in 2000. The decrease resulted primarily from the Gain of Sale of Digex Stock in 2000 and related income tax provision that resulted from the utilization of net operating loss carryforwards when applied to earnings estimated for calendar year 2000.

Cumulative Change in Accounting Principle

         The cumulative change in accounting principle of $.2 million in 2000 was due to the Digex Web site and application hosting segment's change in its method of accounting for revenue recognition in accordance with SAB 101 effective January 1, 2000.

Net Income (loss)

         Net income (loss) decreased 131.6% to $(224.1) million for the first quarter of 2001 compared to $709.4 million for the same period in 2000. The decrease resulted primarily from the gain on sale of Digex stock and cumulative change in accounting principle in 2000.

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 24.7% to $32.3 million for the first quarter of 2001 compared to $25.9 million for the same period in 2000 which is due to the increased number of shares outstanding for which dividends will accrue. Management does not expect to pay cash dividends in the foreseeable future.

EBITDA Before Certain Charges

         EBITDA before certain charges decreased $41.7 million to $(26.6) million for the first quarter of 2001 compared to $15.1 million for the same period in 2000. The decrease in EBITDA in 2001 compared to the prior year was impacted by the pendency of the merger with WorldCom effects on the loss of suppliers, customers and employees. Although Intermedia has attempted to mitigate these effects, the pendency of the merger has created uncertainty in Intermedia's relationships with customers, suppliers, and employees, and this uncertainty is likely to continue. In addition, since the announcement of the merger, Intermedia has operated its business under the restrictions imposed by the merger agreement. These restrictions limit Intermedia's level of capital expenditures, as well as the ability of Intermedia to grow and expand its business.

LIQUIDITY AND CAPITAL RESOURCES

         Intermedia's operations have required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's networks. Capital expenditures for Intermedia were approximately $102.4 million and $134.6 million for the three months ended March 31, 2001 and 2000, respectively, excluding capital leases. Intermedia expects that it will continue to have substantial capital requirements in connection with the (i) expansion and improvement of Intermedia's existing networks, (ii) design, construction and development of new networks, primarily on a demand driven basis, (iii) connection of additional buildings and customers to Intermedia's networks, and (iv) continued expansion of data centers related to the development of the Digex Web site and application hosting segment.

         The substantial capital investment required to build Intermedia's network has resulted in negative cash flow after consideration of investing activities over the last five years. Intermedia expects to continue to produce negative cash flow after investing activities for the next several years due to the continuous expansion and the development of Intermedia's networks. With respect to the Digex Web site and application hosting segment, Intermedia anticipates significant cash requirements for several years for data center capacity, increasing the employee base to support expanding operations, and investing in its marketing and research and development efforts both in the United States and abroad. Until sufficient cash flow after investing activities is generated, Intermedia will be dependent on outside sources to meet its cash flow requirements.

         On December 31, 1999, Intermedia entered into a five-year secured $100 million Credit Agreement outstanding with several financial institutions (lenders). On October 31, 2000, Intermedia increased the commitments available under its Credit Facility to $350.0 million and renegotiated certain terms of its Credit Agreement, which is now fully guaranteed by WorldCom. As of March 31, 2001, Intermedia had $191.0 million outstanding under its Credit Facility. In general, the Credit Facility terminates on the earlier of (a) June 30, 2001, (b) the consummation of the WorldCom merger, or (c) the date upon which certain merger termination events, as defined in the fourth amendment to the Credit Agreement, shall have occurred.

         On July 11, 2000, Intermedia announced that it was exploring strategic alternatives with regard to Digex, including, without limitation, the possible sale of its ownership position in Digex. As described in the Notes to the consolidated financial statements, on September 1, 2000 Intermedia entered into a merger agreement with WorldCom whereby a subsidiary of WorldCom will be merged with and into Intermedia. The outstanding shares of Common Stock of Intermedia will be exchanged for shares of Common Stock of WorldCom (or, if WorldCom's proposed recapitalization is completed, shares of two new series of WorldCom trading stock), and Intermedia will become a subsidiary of WorldCom. As a result of the merger, WorldCom will beneficially own a majority of the capital stock of Digex, and will have voting control of Digex. In addition, holders of Intermedia preferred stock, other than Intermedia Series B Preferred Stock and Series H Preferred Stock, will receive newly issued WorldCom preferred stock for the shares of Intermedia preferred stock they own. The new WorldCom preferred stock will have terms that are substantially similar to the terms of the Intermedia preferred stock. Any outstanding shares of Intermedia Series B Preferred Stock and Series H Preferred Stock will remain outstanding as preferred stock of Intermedia following the merger.

         On February 15, 2001, concurrent with the settlement of the Delaware Digex Stockholders Litigation, Intermedia and WorldCom amended the terms of the merger agreement to, among other things, reduce the exchange ratio payable in the merger to holders of Intermedia's common stock and to make certain modifications to the provisions of the merger agreement relating to the term "material adverse effect" as it applies to Intermedia. Under the amended merger agreement, pursuant to a fixed exchange ratio, Intermedia stockholders will receive 1.0 share of WorldCom common stock for each share of Intermedia common stock they own and WorldCom will not have the option of paying any part of the consideration in cash (other than cash payments in lieu of fractional shares). The definition of the term "material adverse effect" in the merger agreement has been narrowed to eliminate various categories of items as potentially giving rise to breaches of Intermedia's representations and warranties included in the amended merger agreement.

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

         On October 31, 2000, Intermedia also entered into a subordinated note purchase agreement with WorldCom under which Intermedia authorized the issue and sale of up to $225.0 million aggregate principal amount of Senior Subordinated Notes due 2009 and 22,500 shares of Series H Preferred Stock. Interest on any notes issued under the subordinated note purchase agreement will be payable monthly on the unpaid balance of the aggregate principal amount outstanding, and is based on the greater of 14.12% and the average weighted interest rate of Intermedia's other outstanding debt and senior preferred stock on each date of determination. Until April 2001, interest on any notes issued will be capitalized and added to the principal. At the option of WorldCom, financings under the note purchase agreement may take the form of purchases of the Series H Preferred Stock. Borrowings under the note purchase agreement are subject to WorldCom's approval of the expenditures for which the borrowed funds will be used. Moreover, in the event that the merger agreement were terminated, this source of funding would no longer be available to Intermedia. Intermedia has borrowed $31 million under these financing arrangements as of March 31, 2001.

       To comply with the terms of certain of Intermedia's indentures, in October and November 2000, Intermedia used $155.9 million of the proceeds of the public sale of shares of Digex in February 2000 to repurchase and subsequently retire certain outstanding senior notes.

         In addition, pursuant to the Stipulation that WorldCom and Intermedia entered into with the Antitrust Division, WorldCom agreed to divest of all of Intermedia's assets, except for its Digex stock, within six months after the merger (unless extended by the Antitrust Division) and, until the divestiture, Intermedia and WorldCom have agreed to continue to operate Intermedia as an independent competitive business.

         As reflected in the report delivered by Intermedia's independent auditors, Ernst & Young LLP, in connection with the preparation of Intermedia's fiscal year 2000 audited consolidated financial statements, Intermedia's consolidated financial statements in the Annual Report on Form 10-K have been prepared assuming that Intermedia will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying condensed consolidated financial statements, Intermedia has had recurring operating losses and has a net capital deficiency. At March 31, 2001, Intermedia had a stockholders' deficit of $(843.3) million and had incurred losses attributable to common stockholders of approximately $(8.1) million (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex), $(650.9) million and $(577.6) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia also incurred $(256.4)
million in losses attributable to common stockholders in the three month period ended March 31, 2001. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Intermedia be unable to continue as a going concern. Intermedia's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flow. Intermedia's future capital needs depend on a number of factors, certain of which are under Intermedia's control (such as marketing expenses, staffing levels, customer growth and capital costs) and others of which are not under Intermedia's control (such as competitive conditions and government regulation). Moreover, the terms of Intermedia's outstanding indebtedness (including Intermedia's Credit Facility) and preferred stock as well as the terms of the merger agreement with WorldCom, impose certain restrictions upon Intermedia's ability to incur additional indebtedness or issue additional preferred stock.

         Intermedia's cash needs through June 30, 2001 are being funded by WorldCom pursuant to the merger agreement, as amended, the related October 31, 2000 subordinated note purchase agreement and the Credit Facility which have been guaranteed by WorldCom. In the event that the merger agreement with WorldCom is terminated or the merger is not completed for any reason, the sources of funding provided by WorldCom, as well as WorldCom's guarantee of the Credit Facility, would no longer be available. Although Intermedia expects that the merger with WorldCom will be completed on July 1, 2001, there can be no assurance that the merger will be completed when expected or if at all. If the merger is completed, Intermedia will no longer be an independent company and, like other subsidiaries of WorldCom, Intermedia will rely on WorldCom to supply all of its funding requirements. In the event that the WorldCom merger is not completed or not completed in accordance with the parties' projected timetable, however, Intermedia will be required to obtain all of its required funding as a standalone entity. In such event, Intermedia's funding sources may be inadequate to sustain its operations or fund its debt obligations, including any debt obligations that may be accelerated as a direct or indirect result of the event of default that may be caused by the termination of the merger agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

         While all of Intermedia's long term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long-term debt is sensitive to changes in interest rates. The 14.12% Senior Subordinated Notes issued during the first quarter of 2001 bear interest on a variable basis payable monthly after the first six months. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes.

         The Digex web site segment had no changes to its quantitative and qualitative disclosure during the first quarter of 2001.

IMPACT OF INFLATION

         Inflation has not had a significant impact on Intermedia's operations over the past 3 years.

         The information set forth above in this Form 10-Q that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities

Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties.

         Management wishes to caution you that all forward-looking statements contained in this Form 10-Q are only estimates and predictions. Actual results could differ materially from those anticipated in this Form 10-Q as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions included, but are not limited to, the "Risk Factors" in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

PART  II.  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

         Intermedia is not a party to any material legal proceedings other than the items described in Note 7 of the "Notes to Condensed Consolidated Financial Statements" and various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations. For further information regarding pending material legal proceedings to which Intermedia is a party, see the disclosure under the caption "The Merger-Litigation" in the proxy statement of Intermedia which forms a part of the Registration Statement on Form S-4 of WorldCom, Inc. (File No. 333-60482) relating to the merger.

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

         (b) Reports on Form 8-K


         The following reports on Form 8-K of Intermedia were filed during the first quarter of 2001:

        Intermedia filed a Current Report on Form 8-K, dated February 1, 2001, reporting under Item 5 the issuance of a press release discussing Digex's fourth quarter and year 2000 results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

        Intemedia filed a Current Report on Form 8-K, dated February 15, 2001, reporting under Item 5 the issuance of a press release announcing the proposed settlement of the consolidated shareholder class action suit arising from the proposed merger with WorldCom. Intermedia also reported under Item 7 the filing of the Memorandum of Understanding and press release as exhibits to the Form 8-K.

         Intermedia filed a Current Report on Form 8-K, dated March 12, 2001, reporting under Item 5 the issuance of a press release discussing Intermedia's fourth quarter and year 2000 results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001


                                   INTERMEDIA COMMUNICATIONS INC.
                                           (Registrant)


                                      /s/ Jeanne M. Walters
                                   ------------------------------
                                   Vice President, Controller and
                                       Chief Accounting Officer