Form 10-Q
period 2001-06-30
INTERMEDIA COMMUNICATIONS INC
filed 2001-08-14
CIK 885067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MArk One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes |X|  No |_|

             As of July 1, 2001, there were 57,161,806 shares of the
                     Registrant's Common Stock outstanding.

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

        Condensed Consolidated Statements of Operations--Three and
          Six months ended June 30, 2001 and 2000............................. 3

        Condensed Consolidated Balance Sheets--June 30, 2001
          and December 31, 2000............................................... 4

        Condensed Consolidated Statements of Cash Flows--Six months ended
          June 30, 2001 and 2000.............................................. 5

        Notes to Condensed Consolidated Financial Statements.................. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............20

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................21

ITEM 2. CHANGES IN SECURITIES.................................................21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................21

ITEM 5. OTHER INFORMATION.....................................................21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................21

SIGNATURES ...................................................................23

                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  THREE MONTHS ENDED
                                                                                         --------------------------------
                                                                                         JUNE 30, 2001      JUNE 30, 2000
                                                                                         -------------      -------------
Revenues:
     Local access and voice .........................................................     $     68,934      $     80,720
     Data, internet and web hosting .................................................          160,841           127,947
     Integration services ...........................................................           31,459            36,902
                                                                                          ------------      ------------
                                                                                               261,234           245,569

Expenses:
     Network operations .............................................................          133,669            92,586
     Facilities administration and maintenance ......................................           57,856            42,696
     Cost of goods sold .............................................................           34,013            28,726
     Selling, general and administrative ............................................          210,946           152,514
     Depreciation and amortization ..................................................          127,249           117,195
     Deferred compensation ..........................................................              147             1,047
     Business restructuring, merger-related and other charges .......................           35,692             6,731
                                                                                          ------------      ------------
                                                                                               599,572           441,495
                                                                                          ------------      ------------
Loss from operations ................................................................         (338,338)         (195,926)

Other income (expense):
     Interest expense ...............................................................          (69,141)          (64,347)
     Gain on sale of Digex stock ....................................................               --                --
     Other income ...................................................................            2,374            17,007
                                                                                          ------------      ------------
Income (loss) before income taxes, minority interest, cumulative change
     in accounting principle and extraodinary item ..................................         (405,105)         (243,266)
Provision for income taxes ..........................................................               --            (2,193)
                                                                                          ------------      ------------
Income (loss) before minority interest, cumulative change in accounting
     principle and extraordinary item ...............................................         (405,105)         (245,459)
Minority interest in net loss of subsidiary .........................................           18,456            13,082
                                                                                          ------------      ------------
Income (loss) before cumulative change in accounting principle and extraordinary item         (386,649)         (232,377)
Cumulative change in accounting principle ...........................................               --                --
                                                                                          ------------      ------------
Income (loss) before extraordinary item .............................................         (386,649)         (232,377)
Extraordinary gain on early retirement of debt, net of tax ..........................               --            19,861
                                                                                          ------------      ------------
Net income (loss) ...................................................................         (386,649)         (212,516)
Preferred stock dividends and accretions ............................................          (32,951)          (31,747)
                                                                                          ------------      ------------
Net income (loss) attributable to common stockholders ...............................     $   (419,600)     $   (244,263)
                                                                                          ============      ============
Basic earnings (loss) per common share:
     Income (loss) per common share before extraordinary item .......................     $      (7.36)     $      (4.94)
     Extraordinary item .............................................................               --              0.37
                                                                                          ------------      ------------
     Net income (loss) per common share .............................................     $      (7.36)     $      (4.57)
                                                                                          ------------      ------------

Diluted earnings per common share:
     Income (loss) per common share before extraordinary item .......................     $      (7.36)     $      (4.94)
     Extraordinary item .............................................................               --              0.37
                                                                                          ------------      ------------
     Net income (loss) per common share .............................................     $      (7.36)     $      (4.57)
                                                                                          ------------      ------------

Weighted average number of shares outstanding:
     Basic ..........................................................................       57,025,680        53,403,956
     Diluted ........................................................................       57,025,680        53,403,956

                                                                                                   SIX MONTHS ENDED
                                                                                             ------------------------------
                                                                                             JUNE 30, 2001    JUNE 30, 2000
                                                                                             -------------    -------------
Revenues:
     Local access and voice .........................................................        $    146,041      $    189,264
     Data, internet and web hosting .................................................             316,288           240,295
     Integration services ...........................................................              66,676            75,525
                                                                                             ------------      ------------
                                                                                                  529,005           505,084
Expenses:
     Network operations .............................................................             243,458           182,755
     Facilities administration and maintenance ......................................             112,501            79,803
     Cost of goods sold .............................................................              55,662            55,415
     Selling, general and administrative ............................................             319,277           242,961
     Depreciation and amortization ..................................................             261,831           206,505
     Deferred compensation ..........................................................               2,813             4,711
     Business restructuring, merger-related and other charges .......................              56,484             9,362
                                                                                             ------------      ------------
                                                                                                1,052,026           781,512
                                                                                             ------------      ------------
Loss from operations ................................................................            (523,021)         (276,428)

Other income (expense):
     Interest expense ...............................................................            (135,557)         (137,280)
     Gain on sale of Digex stock ....................................................                  --           864,321
     Other income ...................................................................              12,593            30,826
                                                                                             ------------      ------------
Income (loss) before income taxes, minority interest, cumulative change
     in accounting principle and extraodinary item ..................................            (645,985)          481,439
Provision for income taxes ..........................................................                  --           (25,616)
                                                                                             ------------      ------------
Income (loss) before minority interest, cumulative change in accounting
     principle and extraordinary item ...............................................            (645,985)          455,823
Minority interest in net loss of subsidiary .........................................              35,259            21,381
                                                                                             ------------      ------------
Income (loss) before cumulative change in accounting principle and extraordinary item            (610,726)          477,204
Cumulative change in accounting principle ...........................................                  --              (166)
                                                                                             ------------      ------------
Income (loss) before extraordinary item .............................................            (610,726)          477,038
Extraordinary gain on early retirement of debt, net of tax ..........................                  --            19,861
                                                                                             ------------      ------------
Net income (loss) ...................................................................            (610,726)          496,899
Preferred stock dividends and accretions ............................................             (65,295)          (57,694)
                                                                                             ------------      ------------
Net income (loss) attributable to common stockholders ...............................        $   (676,021)     $    439,205
                                                                                             ============      ============
Basic earnings (loss) per common share:
     Income (loss) per common share before extraordinary item .......................        $     (11.96)     $       7.92
     Extraordinary item .............................................................                  --              0.38
                                                                                             ------------      ------------
     Net income (loss) per common share .............................................        $     (11.96)     $       8.30
                                                                                             ------------      ------------

Diluted earnings per common share:
     Income (loss) per common share before extraordinary item .......................        $     (11.96)     $       5.63
     Extraordinary item .............................................................                  --              0.25
                                                                                             ------------      ------------
     Net income (loss) per common share .............................................        $     (11.96)    $       5.88
                                                                                             ------------      ------------

Weighted average number of shares outstanding:
     Basic ..........................................................................          56,527,162        52,974,683
     Diluted ........................................................................          56,527,162        79,346,428

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                             JUNE 30, 2001  DECEMBER 31, 2000
                                                                                             -------------  -----------------
                                                           ASSETS
Current assets:
     Cash and cash equivalents ..........................................................     $    20,618      $   114,726
     Restricted investments .............................................................          16,871           15,450
     Accounts receivable, less allowance for
        doubtful accounts of $149,901 in 2001 and $58,410 in 2000 .......................         167,508          283,621
     Income Tax Receivable ..............................................................             671           10,510
     Prepaid expenses and other current assets ..........................................          47,820           61,621
                                                                                              -----------      -----------
        Total current assets ............................................................         253,488          485,928
     Telecommunications equipment, net ..................................................       2,043,380        2,067,088
     Investments - available for sale ...................................................              --            9,016
     Intangible assets, net .............................................................         840,508          876,407
     Other assets .......................................................................          36,589           46,033
                                                                                              -----------      -----------
        Total assets ....................................................................     $ 3,173,965      $ 3,484,472
                                                                                              ===========      ===========

                                 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ...................................................................     $   118,129      $   126,414
     Other accrued expenses .............................................................         161,116          120,105
     Current portion of long-term debt and capital lease obligations ....................         275,015          128,277
                                                                                              -----------      -----------
        Total current liabilities .......................................................         554,260          374,796
Other long-term liabilities .............................................................           4,230            6,881
Long-term debt and capital lease obligations ............................................       2,549,227        2,392,430
Minority interest .......................................................................         124,029          159,288
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized; 532,239 and 498,053 issued and outstanding
  in 2001 and 2000, respectively ........................................................         524,469          489,787
Series D junior convertible preferred stock and accrued dividends, $1.00 par value; 69,000 shares authorized; 53,724 issued and outstanding
  in 2001 and 2000 ......................................................................         134,244          133,914
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,047 shares issued and outstanding
  in 2001 and 2000 ......................................................................         159,817          159,421
Series F junior convertible preferred stock and accrued dividends, $1.00 par value; 92,000 shares authorized; 79,600 shares issued and outstanding
  in 2001 and 2000 ......................................................................         197,418          196,897
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized; 200,000 shares issued and outstanding
  in 2001 and 2000 ......................................................................         173,178          168,082
Stockholders' deficit:
     Preferred stock, $1.00 par value; 911,500 authorized in 2001 and 2000,
       no shares issued .................................................................              --               --
     Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
       shares issued ....................................................................              --               --
     Preferred stock in Digex subsidiary, $.01 par value; 5,000,000 shares authorized;
       100,000 designated as Series A Convertible; 100,000 shares outstanding
       in 2001 and 2000 .................................................................               1                1
     Common stock, $.01 par value; 150,000,000 shares authorized in 2001 and and 2000; 57,787,330 and 55,138,703 shares issued and outstanding
       in 2001 and 2000, respectively ...................................................             578              551
     Additional paid-in capital .........................................................       1,051,562        1,022,986
     Cumulative translation adjustment ..................................................            (244)             (38)
     Accumulated deficit ................................................................      (2,288,531)      (1,612,510)
     Unrealized gain on investment ......................................................              --            7,016
     Deferred compensation ..............................................................         (10,273)         (15,030)
                                                                                              -----------      -----------
Total stockholders' deficit .............................................................      (1,246,907)        (597,024)
                                                                                              -----------      -----------
Total liabilities, redeemable preferred stock and stockholders' deficit .................     $ 3,173,965      $ 3,484,472
                                                                                              ===========      ===========

                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                               --------------------------------
                                                                               JUNE 30, 2001      JUNE 30, 2000
                                                                               -------------      -------------
OPERATING ACTIVITIES
      Net income (loss) ................................................        $   (610,726)     $    496,899
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
          Gain on sale of Digex stock ..................................                  --          (864,321)
          Depreciation and amortization ................................             266,336           209,690
          Cumulative change in accounting principle.....................                  --               166
          Extraordinary gain on early extinguishment of debt, net of tax                  --           (19,861)
          Amortization of deferred compensation ........................               2,457             4,752
          Non cash restructuring charges ...............................                  --               (51)
          Accretion of interest on notes payable .......................              56,564            60,573
          Provision for doubtful accounts ..............................              22,966            56,868
          Loss on sale of property and equipment .......................                 622             1,726
          Gain on sale of available for sale securities ................             (11,320)               --
          Minority interest in net loss of subsidiary ..................             (35,259)          (21,381)
          Changes in operating assets and liabilities:
              Accounts receivable ......................................              93,146           (52,938)
              Prepaid expenses and other current assets ................              13,802            (7,640)
              Other assets .............................................               4,540             1,129
              Accounts payable .........................................              (8,285)          (26,408)
              Other accrued expenses ...................................              48,229             7,650
                                                                                ------------      ------------
                  Net cash used in operating activities ................            (156,928)         (153,147)

INVESTING ACTIVITIES
      Proceeds from sale of available for sale securities ..............              13,320                --
      Purchases of restricted investments ..............................              (1,421)           (3,366)
      Purchases of telecommunications equipment ........................            (191,191)         (308,847)
      Proceeds from sale of Digex stock, net of issuance costs .........                  --           914,028
      Proceeds from sales of fixed assets ..............................                 762                --
      Proceeds from sale of telecommunications equipment ...............                  --               152
                                                                                ------------      ------------
                  Net cash provided by (used in) investing activities ..            (178,530)          601,967

FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt, net of issuance costs ..             119,000            24,781
      Proceeds from issuance of revolving debt, net of issuance costs ..             144,984                --
      Proceeds from termination of capital leases ......................                  --             1,515
      Proceeds from issuance of note payable ...........................               3,300                --
      Proceeds from issuance of common stock of subsidiary,
        net of issuance costs ..........................................                  --           171,641
      Proceeds from issuance of preferred stock, net of issuance costs .                  --           187,430
      Proceeds from issuance of preferred stock of subsidiary, net .....                  --            85,000
      Exercise of common stock warrants and options ....................               3,943            13,435
      Payments on early extinguishment of debt .........................                  --          (483,150)
      Principal payments on long-term debt and capital lease obligations             (29,671)         (143,500)
                                                                                ------------      ------------
                  Net cash provided by (used in) financing activities ..             241,556          (142,848)

Increase (decrease) in cash and cash equivalents .......................             (93,902)          305,972
Effect of exchange rate on cash ........................................                (206)               --
Cash and cash equivalents at beginning of period .......................             114,726           240,827
                                                                                ------------      ------------

Cash and cash equivalents at end of period .............................        $     20,618      $    546,799
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..........................................................        $     72,995      $     93,071
Income taxes paid ......................................................                  --            17,130
Assets acquired under capital lease obligations and note payable .......               9,341            52,264
Amendment to capital lease obligation ..................................                  --                --
Preferred stock issued as dividends on preferred stock .................              34,186            29,935
Common stock issued as dividends on preferred stock ....................              24,270            17,344
Accretion of preferred stock ...........................................               6,839             5,270

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

      Operating results for the three and six month periods ended June 30, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001.

CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associates with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the consolidated statement of operations for the second quarter of 2000 has been restated to reflect the accounting change. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements.

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

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, will continue to be amortized until the adoption of the statement. The provisions of each statement which apply to goodwill and intangible assets will be adopted by Intermedia on January 1, 2002. Intermedia expects that the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

NOTE 2. INTERMEDIA-WORLDCOM MERGER

      On July 1, 2001, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2000 (the "Merger Agreement"), as amended by the First Amendment to the Agreement and Plan of Merger dated as of February 15, 2001, and the Second Amendment to the Agreement and Plan of Merger dated as of May 14, 2001 (as so amended, the "Amended Merger Agreement"), by and among Intermedia, WorldCom, Inc., a Georgia Corporation ("WorldCom"), and Wildcat Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom ("Merger Sub"), Merger Sub was merged with and into Intermedia (the "Merger") with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock and approximately 90% of the voting securities of Intermedia. The Merger will be accounted for as a purchase.

      In connection with the Merger, Merger Sub issued 70,750 shares of its Junior Preferred Stock, par value $1.00 per share (the "Junior Preferred Stock"), with a liquidation value of $100,000 per share, to WorldCom. In connection with the preferred stock issuance, WorldCom paid Merger Sub $70,750 in cash and issued to Merger Sub an intercompany note in an aggregate principal amount of approximately $7,075,000,000 (the "Note Receivable). This note bears interest at an annual rate of 7.69% and will mature in 2009. Pursuant to the Amended Merger Agreement, Merger Sub was merged with and into Intermedia, resulting in the shares of Junior Preferred Stock becoming shares of Junior Preferred Stock of Intermedia and the cash and the note being transferred to Intermedia.

NOTE 3. GOING CONCERN

      The independent auditors report relating to the audit of Intermedia's financial statements for the fiscal year ended December 31, 2000 included a paragraph expressing substantial doubt about Intermedia's ability to continue as a going concern. Intermedia's ability to continue as a going concern had been impacted by the losses Intermedia incurred in recent years and Intermedia's limited financial resources available to fund operating losses and capital expenditures.

      As described in Note 2, Intermedia was acquired by WorldCom on July 1, 2001 in a transaction accounted for as a purchase. The majority of Intermedia's cash needs through June 30, 2001 were funded by WorldCom (pursuant to Merger Agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a Credit Facility guaranteed by WorldCom. Additionally, in connection with the Merger, WorldCom issued to Merger Sub an intercompany note in an aggregate principle amount of $7.1 billion. The note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. WorldCom has expressed the intent and ability to continue funding the working capital and capital expenditure requirements of Intermedia at least through December 31, 2001.

NOTE 4. FINANCING AND GAIN ON SALE OF DIGEX STOCK

      On June 29, 2001, Intermedia and its lenders entered into an amendment to the $350.0 million Revolving Credit Agreement, whereby the termination date on the Credit Facility was extended to: (1) July 3, 2001, (2) the consummation of the Merger (or on the next business day if the Merger was not consummated on a business day), or (3) the cancellation or termination of the Credit Facility in accordance with certain provisions. At June 30, 2001, Intermedia had $258.0 million drawn under the Credit Facility, of which $12.0 million was drawn on behalf of Digex. On July 2, 2001, Intermedia repaid the total amounts outstanding under the Credit Facility from funds received by WorldCom for repayment of the Note Receivable. On this date, Intermedia also entered into a second amendment to the Revolving Credit Agreement to decrease the aggregate commitments available under the Credit Facility from $350.0 million to $175.0 million, and to extend the termination date to the earlier of August 1, 2001 or the cancellation or termination of the Credit Facility in accordance with certain provisions. There were no amounts outstanding under the Credit Facility as of August 1, 2001.

      At June 30, 2001, Intermedia had borrowed $119.0 million under the $225.0 million note purchase agreement dated October 31, 2000, as amended, with WorldCom, all of which was evidenced by 14.12% Senior Subordinated Notes due 2009. Of the amount outstanding, $6.0 million was borrowed on behalf of Digex.

NOTE 5. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted income
(loss) per share of Intermedia Common stock (dollars in thousands, except share and per share amounts):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    2001             2000              2001              2000
                                                                ------------      ------------      ------------      ------------
     Numerator:
      Income (loss) before extraordinary item                   $   (386,649)     $   (232,377)     $   (610,726)     $    477,038
      Extraordinary item, net of tax                                      --            19,861                --            19,861
                                                                ------------      ------------      ------------      ------------
      Net income (loss)                                             (386,649)         (212,516)         (610,726)          496,899
      Preferred stock dividends and accretions                       (32,951)          (31,747)          (65,295)          (57,694)
                                                                ------------      ------------      ------------      ------------
      Numerator for basic income (loss) per share -
          income (loss) attributable to common stockholders         (419,600)         (244,263)         (676,201)          439,205
      Effect of dilutive securities                                       --                --                --            27,257
                                                                ------------      ------------      ------------      ------------
      Numerator for diluted income (loss) per share -
          income (loss)  attributable to common
          stockholders after assumed conversions                $   (419,600)     $   (244,263)     $   (676,201)     $    466,462
    Denominator:
      Denominator for basic loss per share -
          weighted-average shares                                 57,025,680        53,403,956        56,527,162        52,974,683
      Effect of dilutive securities                                       --                --                --        26,371,745
                                                                ------------      ------------      ------------      ------------
      Denominator for diluted income (loss) per share -
          adjusted weighted-average shares                        57,025,680        53,403,956        56,527,162        79,346,428
                                                                ============      ============      ============      ============

    Basic income (loss) per share of common stock               $      (7.36)     $      (4.57)     $     (11.96)     $       8.30
                                                                ============      ============      ============      ============

    Diluted income (loss) per share of common stock             $      (7.36)     $      (4.57)     $     (11.96)     $       5.88
                                                                ============      ============      ============      ============

      Unexercised options to purchase 932,600 shares of Common Stock as of June 30, 2001 and outstanding convertible preferred stock, convertible into 22,137,100 shares of Common Stock as of June 30, 2001, were not included in the computations of diluted loss per share in 2001 because assumed exercise/conversion would be anti-dilutive.

NOTE 6. CONTINGENCIES

      Other than the BellSouth, Sprint, and AT&T matters described below, Intermedia is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. Intermedia does not believe that such claims or lawsuits will have a material effect on Intermedia's financial condition, results of operations or cash flow.

      Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") across the country. These contracts govern, among other things, the reciprocal amounts billed by Intermedia for terminating local traffic to Internet service providers ("ISPs") in each state (commonly known as "reciprocal compensation"). Some of Intermedia's interconnection agreements have expired and continue on a month-to-month basis. New interconnection agreements with BellSouth were executed and filed in Florida, North Carolina, Georgia, and Tennessee on October 4, 2000, October 16, 2000, May 15, 2001, and August 9, 2001 respectively. Intermedia accounts for reciprocal compensation with the ILECs, including the activity associated with the disputed ISP traffic, as local network services, pursuant to the terms of Intermedia's interconnection agreements. Accordingly, revenue is recognized in the period that the traffic is terminated.

      Intermedia had filed complaints against BellSouth in Florida on September 23, 1999 and North Carolina on May 15, 2000, and BellSouth had filed a complaint against Intermedia in Georgia on May 23, 2000, concerning a dispute over the correct rates for reciprocal compensation. This dispute arose because of an amendment to the interconnection agreement between the two companies designed to implement a cost savings for Intermedia in interconnection architecture, known as Multiple Tandem Access ("MTA"), in return for significantly lower reciprocal compensation rates. BellSouth contended that the signing of the amendment triggered the lower rates, while Intermedia contended that the lower rates would only be in force if Intermedia elected MTA, which Intermedia asserted it did not.

      On June 5, 2000, BellSouth filed a complaint against Intermedia before the Florida Public Service Commission alleging that Intermedia had improperly reported its percentage of interstate usage ("PIU") for the billing of terminating access services and requesting an award of damages.

      On July 11, 2000, Intermedia filed a complaint against BellSouth in U.S. District Court for the Middle District of Florida, alleging that BellSouth had violated antitrust laws, the Federal Communications Act, and other federal and state laws and regulations in refusing to provide adequate transport facilities to Intermedia.

      On June 27, 2001, BellSouth and Intermedia entered into a confidential settlement agreement which, among other things, resolved any and all claims that were brought or could have been brought in any regulatory proceeding, civil action, appeal, or in any other proceeding (including claims related to PIU/PLU reporting and claims for state commission-authorized "true-ups" for intercarrier compensation) for traffic exchanged through June 13, 2001 under the BellSouth-Intermedia interconnection agreements; any and all claims that were brought or could have been brought relating to intercarrier and/or reciprocal compensation in an appeal of a state commission arbitration award/decision; and any and all claims that were brought or could have been brought alleging violations of state and/or federal antitrust and unfair competition laws through June 13, 2001. Intermedia and BellSouth agreed to dismiss all lawsuits and regulatory complaints pertaining to these disputes and have submitted the appropriate filings.

            Intermedia and Sprint Florida and North Carolina had been involved in a billing/payment dispute with regard to reciprocal compensation, intraLATA toll, and late payment charges that Intermedia claimed it was owed by Sprint under their interconnection agreement for all traffic terminated through May 31, 2001 (the "Reciprocal Compensation Dispute"). Intermedia and Sprint also had been involved in a dispute concerning the PIU factors that Intermedia had reported in multiple states and filed with Sprint beginning on January 1, 1996, and continuing through December 31, 2000, which Sprint alleged resulted in Sprint under-billing Intermedia for terminating intrastate access in states where they exchange traffic (the "PIU Dispute"). On July 10, 2001, Sprint and Intermedia entered into a Settlement and Release Agreement which, among other things, resolved all outstanding claims related to the Reciprocal Compensation Dispute and the PIU Dispute.

            On April 27, 2001, the FCC released its decision in IMPLEMENTATION OF THE LOCAL COMPETITION PROVISIONS IN THE TELECOMMUNICATIONS ACT OF 1996; INTERCARRIER COMPENSATION FOR ISP-BOUND TRAFFIC, CC Docket No. 96-98/99-68 (the ISP REMAND ORDER), in which it adopted a gradually declining cap on the amount that carriers may recover from other carriers for delivering ISP-bound traffic. The ISP REMAND ORDER became effective on June 15, 2001, and is currently on appeal. Although BellSouth and Sprint have agreed in their settlement with Intermedia to mirror the transitional reciprocal compensation mechanism established by the FCC for the transport and termination of local and compensable ISP traffic, several ILECs with whom Intermedia has interconnection agreements have not announced their position. While Intermedia continues to pursue vigorously the collection of all reciprocal compensation receivables and believes that future revenue recognized under the new interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will not be adopted when the interconnection agreements are renegotiated or arbitrated.

      OTHER DISPUTES. Intermedia has joined a number of other competitive carriers in filing a multi-party complaint against Sprint and AT&T in the U.S. District Court for the Eastern District of Virginia. The action charges that Sprint and AT&T are unlawfully refusing to pay Intermedia and the other plaintiffs lawfully tariffed charges for access services provided to Sprint and AT&T. Intermedia's claims total over $3.5 million. In January 2001, Intermedia reached a settlement with Sprint and subsequently dismissed its claims against Sprint. However, Intermedia remains a party to the action against AT&T. The judge in the AT&T litigation has stayed the case for six months and referred portions of the access rate dispute to the FCC for consideration. Because the FCC failed to render a ruling by the court-imposed deadline on August 10, 2001, the district court, among other things, ordered the parties to file briefs in the nature of motions for summary judgement no later than August 23, 2001, and it scheduled a trial for November 6, 2001, in the event any claims survive summary judgement. In addition, an informal FCC complaint in which AT&T alleges that Intermedia's access rates are unreasonable remains pending at the FCC. While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under its tariffs will be realized, there can be no assurance that future regulatory, congressional, and judicial actions relating to these matters will be favorable.

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

                                                 CORE
                                              INTEGRATED
                                            COMMUNICATIONS                               CONSOLIDATED
                                               SERVICES        DIGEX     ELIMINATIONS     INTERMEDIA
                                            --------------     -----     ------------    ------------
Three months ended June 30, 2001
   Revenue from external customers             $  207.4      $   53.8          --         $  261.2
   Intersegment revenue                             0.6            --         (.6)              --
   Loss from operations                          (291.6)        (46.7)         --           (338.3)
Three months ended June 30, 2000
   Revenue from external customers             $  205.2      $   40.4          --         $  245.6
   Intersegment revenue                             2.7            --        (2.7)              --
   Loss from operations                          (158.0)        (37.9)         --           (195.9)
Six months ended June 30, 2001
   Revenue from external customers                422.2         106.8          --            529.0
   Intersegment revenue                             5.9            --        (5.9)              --
   Loss from operations                          (432.7)        (90.3)         --           (523.0)
Six months ended June 30, 2000
   Revenue from external customers                438.9          66.2          --            505.1
   Intersegment revenue                             1.1            --        (1.1)              --
   Loss from operations                          (209.7)        (66.7)         --           (276.4)

Total assets at June 30, 2001                  $2,720.2      $  453.8        (5.6)        $3,174.0
Total assets at December 31, 2000              $2,963.4      $  521.1          --         $3,484.5

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

OVERVIEW

      On July 1, 2001, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. As a result of the Merger, WorldCom now owns all of the capital stock of Intermedia, other than the 13-1/2% series B preferred stock and approximately 90% of the voting securities of Intermedia.

      In addition, pursuant to the Stipulation that WorldCom and Intermedia entered into with the Antitrust Division of the Department of Justice, WorldCom agreed to divest all of Intermedia's assets, except for its Digex stock, within six months after the Merger (unless extended or amended by the Antitrust Division) and, until the divestiture, Intermedia and WorldCom have agreed to continue to operate Intermedia as an independent competitive business.

      Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to business and government customers. As of June 30, 2001, Intermedia is the fourth largest nationwide frame relay provider in the United States (based upon frame relay revenues), a leading Tier One Internet service provider, the largest shared tenant telecommunications service provider in the United States, and a leading domestic provider of systems integration services. Intermedia is also a leading and rapidly growing provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site segment are discussed below.

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

RESULTS OF OPERATIONS

      The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:

                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30,                 JUNE 30,
                                                                    ------------------      ------------------
                                                                     2001        2000         2001        2000
                                                                    ------       -----      ------       -----
Revenues:
     Local access and voice                                           26.4%       32.9%       27.6%       37.5%
     Data, internet, and web hosting                                  61.6        52.1        59.8        47.6
     Integration services                                             12.0        15.0        12.6        15.0
                                                                    ------       -----      ------       -----
                                                                     100.0       100.0       100.0       100.0
Expenses:
     Network operations                                               51.2        37.7        46.0        36.2
     Facilities administration and maintenance                        28.1        17.4        21.3        15.8
     Cost of goods sold                                               13.0        11.7        10.5        11.0
     Selling, general and administrative                              80.7        62.1        60.4        48.1
     Depreciation and amortization                                    42.7        47.7        49.5        40.9
     Deferred compensation                                             0.1         0.4         0.5         0.9
     Business restructuring, merger-related
         and other charges                                            13.7         2.7        10.7         1.9
                                                                    ------       -----      ------       -----
Loss from operations                                                (129.5)      (79.8)      (98.9)      (54.7)
Other income (expense):
     Interest expense                                                (26.5)      (26.2)      (25.6)      (27.2)
     Gain on sale of Digex stock                                        --          --          --       171.1
     Other income                                                      0.9         6.9         2.4         6.1
                                                                    ------       -----      ------       -----
Income (loss) before income taxes, minority interest, cumulative
     change in accounting principle and extraordinary item          (155.1)      (99.1)     (122.1)       95.3
Provision for income taxes                                              --        (0.9)         --        (5.1)
                                                                    ------       -----      ------       -----
Income (loss) before minority interest, cumulative change in
     accounting principle and extraordinary item                    (155.1)     (100.0)     (122.1)       90.2
Minority interest in net loss of subsidiary                            7.1         5.3         6.7         4.2
                                                                    ------       -----      ------       -----
Income (loss) before cumulative change in accounting principle
     and extraordinary item                                         (148.0)      (94.6)     (115.4)       94.5
                                                                    ------       -----      ------       -----
Cumulative change in accounting principle                               --          --          --          --
                                                                    ------       -----      ------       -----
Income (loss) before extraordinary item                             (148.0)      (94.6)     (115.4)       94.5
                                                                    ------       -----      ------       -----
Extraordinary gain on early retirement of debt, net of tax              --         8.1          --         3.9
                                                                    ------       -----      ------       -----
Net income (loss)                                                   (148.0)      (86.5)     (115.4)       98.4
     Preferred stock dividends and accretions                        (12.6)      (12.9)      (12.3)      (11.4)
                                                                    ------       -----      ------       -----
Net income (loss) attributable to common stockholders               (160.6)%     (99.5)%    (127.8)%      87.0%
                                                                    ======       =====      ======       =====

      The following table sets forth other statistical data derived from Intermedia's operating records:

                                           JUNE 30, 2001     JUNE 30, 2000
                                           -------------     -------------
Data, Internet and Web Hosting:(1)
           Web hosting servers                 3,764             3,647
           Data switches in operation            213               199
           NNI connections                     1,135             1,035
   Access and Voice: (1)
           Voice switches in operation            29                29

Employees (1)                                  5,582             5,673

(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

REVENUE

      Total revenue increased 6.4% to $261.2 million for the second quarter of 2001 compared to $245.6 million for the same period in 2000. This increase was primarily due to the continued expansion of frame relay and ATM services as well as strong growth in Internet and Web site and application hosting services. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of data, Internet and Web hosting as the core component of its growth in revenue.

      Local access and voice revenue decreased 14.6% to $68.9 million for the second quarter of 2001 compared to $80.7 million for the same period in 2000. This decrease was principally due to a decrease in long distance and reciprocal compensation revenue. The decrease in long distance revenue is a result of per minute pricing declines industry-wide as well as attrition of the customer base. Intermedia is no longer focusing its marketing efforts on sales of stand alone long distance services.

      Data, Internet, and Web hosting revenue increased 25.7% to $160.8 million for the second quarter of 2001 compared to $127.9 million for the same period in 2000. This increase was principally a result of the expansion of Intermedia's frame relay and ATM services as well as strong growth in Internet and web related services. The Digex Web site segment revenues increased by $13.4 million due to new customer growth and to a significant increase in the number of servers per customer and revenue per server. Intermedia's data network expanded by 100 NNI connections and 14 data switches since June 30, 2000 that facilitated the revenue growth.

      Integration services revenue decreased 14.8% to $31.4 million for the second quarter of 2001 compared to $36.9 million for the same period in 2000. This decrease was principally due to a decreased demand for telecommunications equipment.

OPERATING EXPENSES

      Total operating expenses increased 35.8% to $599.6 million for the second quarter of 2001 compared to $441.5 million for the same period in 2000. The increase during the period is due to increased network costs, expenses related to retention and change of control payments to certain employees as a result of the Merger and increases to reserves for bad debt and inventory triggered by reciprocal compensation settlements coupled with an overall decline in the telecommunications market. The Digex Web site segment total operating expenses increased $22.0 million during the period due to increased level of operations, an expanded customer base to support, and build up of the infrastructure and administrative requirements necessary for Digex to operate as a public company separate from Intermedia.

      Network expenses increased 44.4% to $133.7 million for the second quarter of 2001 compared to $92.6 million for the same period in 2000. The increase was a result of increased network costs related to the growth in Enhanced Data as well as specific one time charges related to the resolution of certain billing disputes. Intermedia has continued to focus its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time and expects that the Merger will enhance their efforts.

      Facilities administration and maintenance expenses increased 35.5% to $57.9 million for the second quarter of 2001 compared to $42.7 million for the same period in 2000. The increase resulted from support costs relating to the expansion of Intermedia's owned and leased network capacity, and increases in maintenance expenses due to network expansion. The Digex Web site segment accounted for $10.4 million of the increase which is due to higher levels of operations and the expansion of its new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth and accruals for changes in employee benefits.

      Cost of goods sold increased 18.4% to $34.0 million for the second quarter of 2001 compared to $28.7 million for the same period in 2000. This increase was impacted by additional inventory reserves in the amount of $15 million relating to slow moving and obsolete telecommunications equipment triggered by the declining growth in the overall telecommunications market.

      Selling, general and administrative expenses increased 38.3% to $210.9 million for the second quarter of 2001 compared to $152.5 million for the same period in 2000. Intermedia recorded adjustments to bad debt expense relating to reciprocal compensation revenue in the amounts of $75.4 million and $46.1 million during the second quarters of 2001 and 2000, respectively. These amounts were recorded in anticipation of settlement relating to its ongoing disputes with BellSouth and others. Final settlement with BellSouth was reached on June 27, 2001 for outstanding balances through June 13, 2001. As a result of the settlement, Intermedia also expensed $1.0 million in deferred legal fees associated with various interconnection agreements. Intermedia recorded an additional $25.0 million adjustment to bad debt expense to reserve for uncertain collectibles as a result of bankruptcies and increased numbers of slow paying accounts due to the recent downturn in the telecommunications industry. As a result of attriting sales headcount, Intermedia wrote off $3 million in prepaid commissions in the second quarter of 2001. These amounts are offset in part by decreased spending in outside professional services, employment agency fees and travel related expenses. The Digex web site segment accounted for approximately $2.4 million of this increase. Increases in 2001 costs for Digex include the costs associated with an increased employee base, advertising campaigns, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable, researched development costs, the addition of key executive management to support the growth of the business, and accruals for changes in employee benefits.

      Depreciation and amortization expenses increased 8.6% to $127.2 million for the second quarter of 2001 compared to $117.2 million for the same period in 2000. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 2000 relating to ongoing network expansion (including the indefeasable right of use of the Williams Communications network). The Digex Web site segment accounted for $14.1 million of the increase due to additional servers and facilities placed in service and a change in the useful lives of electronics, computer hardware, and computer software from five years to three years for assets purchased since June 30, 2001. Depreciation and amortization expense is expected to increase in future periods based on Digex's plan to expand the data centers and increase server installations.

      Deferred compensation expense decreased by 86.0% to $.1 million for the second quarter of 2001 compared to $1.0 million in 2000 resulting from decreases in stock options granted to certain Digex employees at exercise prices below market value.

      Business restructuring, merger related and other charges increased 430.3% to $35.7 million for the second quarter of 2001 compared to $6.7 million in the same period in 2000. The costs incurred during the second quarter of 2001 relate primarily to professional fees, retention and change of control payments to certain employees associated with the WorldCom merger. The costs incurred during the second quarter of 2000 relate primarily to network integration associated with a restructuring program which was completed in June 2000.

INTEREST EXPENSE

      Interest expense increased 7.5% to $69.1 million for the second quarter of 2001 compared to $64.3 million for the same period in 2000. This increase is due to increased borrowings related the Credit Facility and the Note Purchase Agreement with WorldCom.

OTHER INCOME

      Other income decreased 86.0% to $2.4 million for the second quarter of 2001 compared to $17.0 million for the same period in 2000. This decrease was primarily the result of interest earned on the comparatively higher level of average cash balances in the second quarter of 2000 as compared to the second quarter of 2001.

PROVISION FOR INCOME TAXES

      Provision for income taxes was approximately $2.2 million for the second quarter of 2000 resulting from the gain on sale of Digex stock in February 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

      Minority interest in net loss of subsidiary increased 41.1% to $18.5 million for the second quarter of 2001 compared to $13.1 million for the same period in 2001. The increase is due to increased losses recorded by Digex in the second quarter of 2001.

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX

      Extraordinary gain on early extinguishment of debt of $19.9 million in the second quarter in 2000 is due to a gain on the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999 of $20.9 million, net of a tax provision of $1.0 million.

NET INCOME (LOSS)

      Net loss increased 81.9% to $(386.6) million for the second quarter of 2001 compared to $(212.5) million for the same period in 2000. Diluted loss per share was $7.36 for the second quarter of 2001 versus $4.57 for the same period in 2000.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS

      Preferred stock dividends and accretions increased 3.8% to $33.0 million for the second quarter of 2001 compared to $31.7 million for the same period in 2000 due to the increased number of Series B Preferred Stock shares issued and outstanding in the second quarter of 2001 compared to the same period in 2000. Management does not expect to pay cash dividends in the foreseeable future.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUE

      Total revenue increased 4.7% to $529.0 million for the six months ended June 30, 2001 compared to $505.1 million for the same period in 2000. This increase was primarily due to the continued expansion of the frame relay and ATM networks as well as strong growth in Internet and Web site and application hosting services. Intermedia's core strategic revenue categories continue to grow, and Intermedia plans to maintain its emphasis on sales of data, Internet and Web hosting as the core component of its growth in revenue.

      Local access and voice revenue decreased 22.8% to $146.0 million for the six months ended June 30, 2001 compared to $189.3 million for the same period in 2000. This decrease was principally due to a decrease in long distance and reciprocal compensation revenue. The decrease in long distance revenue is a result of per minute pricing declines industry-wide as well as attrition of the customer base. Intermedia is no longer focusing its marketing efforts on sales of stand alone long distance services. In addition, reciprocal revenue from certain ILECS decreased approximately $27.8 million from the same period last year as a result of lower rates due to regulatory changes during 2000 and 2001.

      Data, Internet, and Web hosting revenue increased 31.6% to $316.3 million for the six months ended June 30, 2001 compared to $240.3 million for the same period in 2000. This increase was principally a result of the expansion of Intermedia's frame relay and ATM network as well as strong growth in Internet and web related services. Intermedia's data network expanded by 100 NNI connections and 14 data switches since June 30, 2000 that facilitated the revenue growth. The Digex Web site segment revenues increased by $40.7 million due to new customer growth and to a significant increase in the number of servers per customer and revenue per server.

      Integration services revenue decreased 11.7% to $66.7 million for the six months ended June 30, 2001 compared to $75.5 million for the same period in 2000. This decrease was principally due to a decreased demand for telecommunications equipment.

OPERATING EXPENSES

      Total operating expenses increased 34.6% to $1,052.0 million for the six months ended June 30, 2001 compared to $781.5 million for the same period in 2000. The increase during the period is due to increased network costs, expenses related to retention and change of control payments to certain employees as a result of the Merger and increases to reserves for bad debt and inventory triggered by reciprocal compensation settlements coupled with an overall decline in the telecommunications market. The Digex web site segment total operating expenses increased $64.3 million during the six months ended June 30, 2001 compared to the same period in 2000. The increase in the Operating Expenses of Digex is due to increased level of operations, an expanded customer base to support, and build up of the infrastructure and administrative requirements needed for Digex to operate as a public company separate from Intermedia.

      Network expenses increased 33.2% to $243.5 million for the six months ended June 30, 2001 compared to $182.8 million for the same period in 2000. The increase was a result of increased network costs related to the growth in Enhanced Data as well as specific one time charges related to the resolution of certain billing disputes. Intermedia has continued to focus its selling efforts to on-switch access lines, which have better gross margins and improved provisioning time and expects that the Merger will enhance these efforts.

      Facilities administration and maintenance expenses increased 41.0% to $112.5 million for the six months ended June 30, 2001 compared to $79.8 million for the same period in 2000. The increase is due to increased support costs related to Intermedia's owned and leased network capacity and increased maintenance expenses due to the network expansion. The Digex Web site segment resulted in a $10.4 million increase primarily due to higher levels of operations and the expansion of the new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth and accruals for changes in employee benefits.

      Cost of goods sold increased 0.4% to $55.7 million for the six months ended June 30, 2001 compared to $55.4 million for the same period in 2000. This increase was impacted by additional inventory reserves in the amount of $15 million relating to slow moving and obsolete telecommunications equipment triggered by the declining growth in the overall telecommunications market.

      Selling, general and administrative expenses increased 31.4% to $319.3 million for the six months ended June 30, 2001 compared to $243.0 million for the same period in 2000. Intermedia recorded adjustments to bad debt expense relating to reciprocal compensation revenue in the amounts of $75.4 million and $46.1 million during the second quarters of 2001 and 2000, respectively. These amounts were recorded in anticipation of settlement relating to its ongoing disputes with BellSouth and others. Final settlement with BellSouth was reached on June 27, 2001 for outstanding balances through June 13, 2001. As a result of the settlement, Intermedia also expensed $1.0 million in deferred legal fees associated with various interconnection agreements. Intermedia recorded an additional $25.0 million adjustment to bad debt expense to reserve for uncertain collectibles as a result of bankruptcies and increased numbers of slow paying accounts due to the recent downturn in the telecommunications industry. As a result of attriting sales headcount, Intermedia wrote off $3 million in prepaid commissions in the second quarter of 2001. These amounts were offset in part by decreased spending in outside professional services, employment agency fees and travel related expenses. The increase in such expenses of Digex includes the costs associated with an increased employee base, advertising campaigns, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable, research and development costs, the addition of key executive management to support the growth of the business, and accruals for changes in employee benefits.

      Depreciation and amortization expenses increased 26.8% to $261.8 million for the six months ended June 30, 2001 compared to $206.5 million for the same period in 2000. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 2000 as a result of ongoing network expansion (including the irrevocable right of use acquired from the Williams Communications nationwide network). The depreciation and amortization expense increase at the Digex Web site segment was $30.4 million due to additional servers and other facilities and equipment placed in service since June 30, 2000. Depreciation and amortization expense is expected to increase in future periods based on Digex's plans to expand the data centers and increase server installations.

      Deferred compensation expense decreased by 40.3% to $2.8 million for the six months ended June 30, 2001 compared to $4.7 million for the same period in 2001, The decrease resulting from fewer stock options granted to certain Digex employees at exercise prices below market value.

      Business restructuring, merger related and other charges increased 503.3% to $56.5 million for the second quarter of 2001 compared to $9.3 million in the same period in 2000. The costs incurred during the six months ended June 30,2001 were related primarily to professional fees, retention and change of control payments to certain employees associated with the WorldCom merger. The costs incurred during the six month period ended June 30, 2000 relate primarily to network integration associated with a restructuring program which was completed in June 2000.

      Depreciation and amortization expenses increased 26.8% to $261.8 million for the six months ended June 30, 2001 compared to $206.5 million for the same period in 2000. This increase was principally due to depreciation and amortization of telecommunications equipment placed in service since July 1, 2000 as a result of ongoing network expansion (including the irrevocable right of use acquired from the Williams Communications network). The depreciation and amortization expense increase at the Digex Web site segment was $30.4 million due to additional servers and other facilities and equipment placed in service since June 30, 2000. Depreciation and amortization expense is expected to increase in future periods based on Digex's plans to continue expanding its network and facilities.

INTEREST EXPENSE

      Interest expense decreased 1.3% to $135.5 million for the six months ended June 30, 2001 compared to $137.3 million for the same period in 2000. This decrease is due to the early retirement of debt in 2000, partially offset by increased borrowings related to the Credit Facility and the Note Purchase Agreement with WorldCom.

GAIN ON SALE OF DIGEX STOCK

      Gain on sale of Digex stock is approximately $864.3 million for the six months ended June 30, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Gross proceeds amounted to $914 million.

OTHER INCOME

      Other income decreased 59.1% to $12.6 million for the six months ended June 30, 2001 compared to $30.8 million for the same period in 2000. This decrease was the result of interest earned on the comparatively higher level of average cash balances for the six months ended June 30, 2000 as compared to the same period in 2001.

PROVISION FOR INCOME TAXES

      Provision for income taxes is approximately $25.6 million for the six months ended June 30, 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

      A minority interest in net loss of subsidiary increased 64.9% to $35.3 million for the six months ended June 30, 2001 compared to $21.4 million for the same period in 2001. The increase is due to increased losses recorded by Digex.

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

      The cumulative change in accounting principle of $0.2 million in 2000 was due to the Digex Web site and application hosting segment's change in method of accounting for revenue recognition in accordance with SAB 101 effective January 1, 2000.

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX

      Extraordinary gain on early extinguishment of debt of $19.9 million in the second quarter in 2000 is due to the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999, net of a tax provision of $1.0 million.

NET INCOME (LOSS)

      Net income (loss) was $(610.7) million for the six months ended June 30, 2001 compared to $497.1 million for the same period in 2000. Diluted loss per share for the six months ended June 30, 2001 was $11.96 versus diluted earnings per share of $5.88 for the six months ended June 30, 2000.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS

      Preferred stock dividends and accretions increased 13.2% to $65.3 million for the six months ended June 30, 2001 compared to $57.7 million for the same period in 2000 due to the increased number of Series B Preferred Stock shares issued for the six months ended June 30, 2001 compared to the same period in 2000. Management does not expect to pay cash dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

      Intermedia's operations have historically required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's and Digex's networks and facilities. Capital expenditures for Intermedia were approximately $191.2 million and $308.8 million for the six months ended June 30, 2001 and 2000, respectively, excluding capital leases. Intermedia expects that it will continue to have substantial capital requirements in connection with the continued expansion of data centers related to the development of the Digex Web site and application hosting segment.

      Net cash used in operating activities was $157 million and $153 million during the six months ended June 30, 2001 and 2000, respectively. Net cash used for operating activities was primarily the result of operating losses and changes in working capital.

On June 29, 2001, Intermedia and its lenders entered into an amendment to the $350.0 million Revolving Credit Agreement, whereby the termination date on the Credit Facility was extended to: (1) July 3, 2001, (2) the consummation of the Merger (or on the next business day if the Merger was not consummated on a business day), or (3) the cancellation or termination of the Credit Facility in accordance with certain provisions. At June 30, 2001, Intermedia had $258.0 million drawn under the Credit Facility, of which $12.0 million was drawn on behalf of Digex. On July 2, 2001, WorldCom repaid the total amounts outstanding under the Credit Facility. On this date, Intermedia also entered into a second amendment to the Revolving Credit Agreement to decrease the aggregate commitments available under the Credit Facility from $350.0 million to $175.0 million, and to extend the termination date to the earlier of August 1, 2001 or the cancellation or termination of the Credit Facility in accordance with certain provisions. There were no amounts outstanding under the Credit Facility as of August 1, 2001.

At June 30, 2001, Intermedia had borrowed $119.0 million under the $225.0 million note purchase agreement dated October 31, 2000, as amended, with WorldCom, all of which was evidenced by 14.12% Senior Subordinated Notes due 2009. Of the amount outstanding, $6.0 million was borrowed on behalf of Digex.

In connection with the Merger, Merger Sub issued 70,750 shares of its Junior Preferred Stock with a liquidation value of $100,000 per share, to WorldCom. In connection with the preferred stock issuance, WorldCom issued to Merger Sub an intercompany note (the "Note Receivable") in an aggregate principal amount of approximately $7.1 billion. This note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, and the shares of Junior Preferred Stock became shares of Junior Preferred Stock of Intermedia and the cash and the Note Receivable were transferred to Intermedia. As a subsidiary of WorldCom, Intermedia's cash needs will be funded by WorldCom and it is expected that future fundings for Intermedia will be made through reductions against the Note Receivable.

On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. To date, the Digex and WorldCom boards of directors have approved the Digex 2001 business plan. The preparation of the Digex business plan for 2002 is currently underway and is expected to be submitted to the WorldCom board of directors for approval no later than December 1, 2001. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to aggregate principal amount sufficient to satisfy our net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon election by written notice by Digex. Any changes to the Digex business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

In connection with the change of control provision under various Intermedia and Digex indentures and preferred stock designations, Intermedia, as a result of the Merger, offered to buy back the related securities as required in the indentures. Intermedia does not expect a significant amount of presentations on the change of control offers, however, any amounts due as a result of these offers will be funded by WorldCom through early repayment of the Note Receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

      While all of Intermedia's long term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long-term debt is sensitive to changes in interest rates. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes. Beginning in the third quarter of 2000, Digex began to recognize revenue from international sales denominated in foreign currency. As a global concern, Digex could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect Digex's financial results. Currently, Digex does not hedge against any foreign currency risk due to restrictions in Intermedia's debt indentures and, as a result, could incur gains or losses.

IMPACT OF INFLATION

      Inflation has not had a significant impact on Intermedia's operations over the past 3 years.

      The information set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Intermedia's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in Intermedia's Annual Report on Form 10-K report for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A Special Meeting was held on June 19, 2001. At the meeting, the following actions were taken by the stockholders:

      To adopt the Agreement and Plan of Merger dated as September 1, 2000, among WorldCom, Inc., Intermedia Communications Inc. and a wholly owned subsidiary of WorldCom, Inc., as amended by the First Amendment to Agreement and Plan of Merger and the Second Amendment to Agreement and Plan of Merger dated as of February, 15, 2001 and as of May 14, 2001, respectively. The shares were voted as follows:

               FOR                   AGAINST                ABSTAINED
               ---                   -------                ---------
           41,353,835                818,321                  20,441

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

      (b)   Reports on Form 8-K

      The following reports on Form 8-K of Intermedia were filed during the second quarter of 2001:

      Intermedia filed a Current Report on Form 8-K, dated June 20, 2001, reporting under Item 5 the issuance of a press release relating to the June 19, special meeting of stockholders to vote to adopt the Agreement and Plan of merger by and among Intermedia, WorldCom, Inc. and a wholly owned subsidiary of WorldCom, Inc. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form-8K.

      Intermedia filed a Current Report on Form 8-K, dated May 16, 2001, reporting under Item 5 the issuance of a press release discussing Intermedia's first quarter results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K, dated May 16, 2001, reporting under Item 5 the filing of the Form 10-Q of its subsidiary, Digex, Inc. for the quarter ended March 31, 2001. Intermedia also reported under Item 7 the Form 10-Q of Digex, Inc. for the quarter ended March 31, 2001 as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K, dated May 3, 2001, reporting under Item 5 the issuance of a press release discussing Digex's first quarter results. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K, dated April 27, 2001, reporting under Item 5 the filing of the Form 10-K/A of its subsidiary, Digex, Inc. for the year ended December 31, 2000. Intermedia also reported under Item 7 the Form 10-K/A of Digex, Inc. for the quarter ended December 31, 2000 as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K, dated April 6, 2001, reporting under Item 5 the filing of a press release disclosing the Order and Final Judgement of the Court of Chancery of the State of Delaware approving the previously announced settlement of certain litigation and Award of Attorneys' Fees and Reimbursement of Expenses relating to the Digex Delaware Stockholders Litigation. Intermedia also reported under Item 7 the filing the Order and Final Judgment and the Award of Attorneys' Fees and Reimbursement of Expenses as an exhibit to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

                                                 INTERMEDIA COMMUNICATIONS INC.
                                                          (Registrant)


                                                        Jeanne M. Walters
                                                 -------------------------------
                                                 Vice President, Controller and
                                                    Chief Accounting Officer