Form 10-Q
period 2001-09-30
INTERMEDIA COMMUNICATIONS INC
filed 2001-11-14
CIK 885067

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______

                         Commission file number: 0-20135

                         -------------------------------

                         INTERMEDIA COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

                         -------------------------------

                 DELAWARE                               59-2913586
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification  No.)

                               ONE INTERMEDIA WAY
                              TAMPA, FLORIDA 33647
                    (Address of principal executive offices)

                                 (813) 829-0011
                                Telephone number

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|  No |_|

            As of October 31, 2001, there were 501,000 shares of the
                     Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations - Three and
            Nine months ended September 30, 2001 and 2000...............     3

         Condensed Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000.......................................     4

         Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2001 and 2000...............     5

         Notes to Condensed Consolidated Financial Statements...........     6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............     12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     20

Item 2.  Changes in Securities..........................................     20

Item 3.  Defaults Upon Senior Securities................................     20

Item 4.  Submission of Matters to a Vote of Securities Holders..........     20

Item 5.  Other Information..............................................     20

Item 6.  Exhibits and Reports on Form 8-K...............................     20

Signatures..............................................................     22

Exhibit Index...........................................................     23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INTERMEDIA COMMUNICATIONS INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED. IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                              -------------------------   -------------------------
                                                                                 2001           2000          2001          2000
                                                                              -----------   -----------   -----------   -----------
Revenues:
     Local access and voice                                                   $    53,291   $    78,137   $   199,332   $   267,401
     Data, Internet and Web hosting                                               143,754       137,195       460,042       377,490
     Integration services                                                          35,285        40,867       101,961       116,392
                                                                              -----------   -----------   -----------   -----------
                                                                                  232,330       256,199       761,335       761,283
 Expenses:
     Network operations                                                           126,218       100,485       369,676       283,240
     Facilities administration and maintenance                                     67,084        47,957       179,585       127,760
     Cost of goods sold                                                            22,946        24,765        78,608        80,180
     Selling, general and administrative                                          112,885       104,063       432,162       347,024
     Depreciation and amortization                                                 70,311       121,619       332,142       328,124
     Deferred compensation                                                          4,856         2,640         7,669         7,351
     Business restructuring, merger-related and other charges                   1,537,213            --     1,593,697         9,362
                                                                              -----------   -----------   -----------   -----------
                                                                                1,941,513       401,529     2,993,539     1,183,041
                                                                              -----------   -----------   -----------   -----------
Loss from operations                                                           (1,709,183)     (145,330)   (2,232,204)     (421,758)
Other income (expense):
     Interest expense                                                             (61,303)      (63,466)     (196,860)     (200,746)
     Gain on sale of Digex stock                                                       --            --            --       864,321
     Other income                                                                 127,298         8,998       139,891        39,824
                                                                              -----------   -----------   -----------   -----------
Income (loss) before income taxes, minority interests, cumulative
  change in accounting principle and extraordinary items                       (1,643,188)     (199,798)   (2,289,173)      281,641
Benefit (provision) for income taxes                                                   --         5,638            --       (19,978)
                                                                              -----------   -----------   -----------   -----------
Income (loss) before minority interest, cumulative change in
  accounting principle and extraordinary items                                 (1,643,188)     (194,160)   (2,289,173)      261,663
Minority interest in net loss of subsidiary                                        14,516        15,658        49,775        37,039
                                                                              -----------   -----------   -----------   -----------
Income (loss) before cumulative change in accounting principle
  and extraordinary items                                                      (1,628,672)     (178,502)   (2,239,398)      298,702
Cumulative change in accounting principle                                              --            --            --          (166)
                                                                              -----------   -----------   -----------   -----------
Income (loss) before extraordinary items                                       (1,628,672)     (178,502)   (2,239,398)      298,536
Extraordinary items                                                               (64,296)         (192)      (64,296)       19,669
                                                                              -----------   -----------   -----------   -----------
Net income (loss)                                                              (1,692,968)     (178,694)   (2,303,694)      318,205
Preferred stock dividends and accretions                                          (19,218)      (31,189)      (86,526)      (88,883)
                                                                              -----------   -----------   -----------   -----------
Net income (loss) attributable to common stockholders                         $(1,712,186)  $  (209,883)  $(2,390,220)  $   229,322
                                                                              ===========   ===========   ===========   ===========
Earnings (loss) per common share:
     Net income (loss) attributable to common stockholders before cumulative change in accounting principle and extraordinary items:
         Basic                                                                $ (3,289.20)  $     (3.88)  $    (61.45)  $      3.93
                                                                              ===========   ===========   ===========   ===========
         Diluted                                                              $ (3,289.20)  $     (3.88)  $    (61.45)  $      3.18
                                                                              ===========   ===========   ===========   ===========
     Cumulative change in accounting principle                                $        --   $        --   $        --   $     (0.00)
                                                                              ===========   ===========   ===========   ===========
     Extraordinary items                                                      $   (128.34)  $     (0.00)  $     (1.70)  $      0.25
                                                                              ===========   ===========   ===========   ===========
     Net income (loss) attributable to common stockholders:
         Basic                                                                $ (3,417.54)  $     (3.88)  $    (63.15)  $      4.30
                                                                              ===========   ===========   ===========   ===========
         Diluted                                                              $ (3,417.54)  $     (3.88)  $    (63.15)  $      3.42
                                                                              ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED. IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                                                2001          2000
                                                                                           -------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                               $    13,681   $   114,726
    Restricted investments                                                                       16,375        15,450
    Accounts receivable, less allowance for
       doubtful accounts of $132,571 in 2001 and $58,410 in 2000                                129,552       283,621
    Income tax receivable                                                                           671        10,510
    Prepaid expenses and other current assets                                                   162,520        61,621
                                                                                            -----------   -----------
       Total current assets                                                                     322,799       485,928
    Telecommunications equipment, net                                                         1,340,635     2,067,088
    Investments - available for sale                                                                 --         9,016
    Intangible assets, net                                                                       26,371       876,407
    Note receivable from WorldCom                                                             5,689,573            --
    Other assets                                                                                 24,895        46,033
                                                                                            -----------   -----------
       Total assets                                                                         $ 7,404,273   $ 3,484,472
                                                                                            ===========   ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                        $   149,663   $   126,414
    Other accrued expenses                                                                      145,128       120,105
    Current portion of long-term debt and capital lease obligations                              20,790       128,277
                                                                                            -----------   -----------
       Total current liabilities                                                                315,581       374,796
Other long-term liabilities                                                                       3,807         6,881
Long-term debt and capital lease obligations                                                  1,645,099     2,392,430
Minority interest                                                                               109,519       159,288
Redeemable preferred stock of subsidiary                                                         79,069        71,572
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;  600,000 shares authorized; 549,896 and 498,053 issued and outstanding
  in 2001 and 2000, respectively                                                                542,386       489,787
Series D junior convertible preferred stock and accrued dividends, $1.00 par value;  69,000 shares authorized in 2000; 53,724 issued and outstanding in 2000;
  None authorized, issued or outstanding in 2001                                                     --       133,914
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized in 2000; 64,047 shares issued and outstanding
  in 2000; None authorized, issued or outstanding in 2001                                            --       159,421
Series F junior convertible preferred stock and accrued dividends, $1.00 par value;  92,000 shares authorized in 2000; 79,600 shares issued and outstanding
  in 2000; None authorized, issued or outstanding in 2001                                            --       196,897
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized issued and outstanding
   in 2000; None authorized, issued or outstanding in 2001                                           --       168,082
Stockholders' equity:
    Preferred stock, $1.00 par value; 1,929,250 shares authorized in 2001 and 911,250
      shares authorized in 2000; no shares issued                                                    --            --
    Junior preferred stock, $1.00 par value; 70,750 shares authorized, issued and
      outstanding in 2001                                                                            71            --
    Common stock, $.01 par value; 150,000,000 shares authorized;
      501,000 and 55,138,703 shares issued and outstanding
      in 2001 and 2000, respectively                                                                  5           551
    Additional paid-in capital                                                                8,716,686       951,415
    Cumulative translation adjustment                                                              (184)          (38)
    Accumulated deficit                                                                      (4,002,731)   (1,612,510)
    Unrealized gain on investment                                                                    --         7,016
    Deferred compensation                                                                        (5,035)      (15,030)
                                                                                            -----------   -----------
Total stockholders' equity                                                                    4,708,812      (668,596)
                                                                                            -----------   -----------
Total liabilities, redeemable preferred stock and stockholders' equity                      $ 7,404,273   $ 3,484,472
                                                                                            ===========   ===========

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED. IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           -------------------------
                                                                              2001            2000
                                                                           -----------     ---------
OPERATING ACTIVITIES
     Net income (loss)                                                     $(2,303,694)    $ 318,205
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Gain on sale of Digex stock                                                --      (864,321)
         Depreciation and amortization                                         332,142       328,124
         Cumulative change in accounting principle                                  --           166
         Extraordinary items                                                    64,296       (19,669)
         Amortization of deferred compensation                                   7,694         7,412
         Business restructuring, merger-related and other charges            1,593,697         9,362
         Accretion of interest on notes payable                                 74,942        91,083
         Loss on sale of property and equipment                                   (502)        2,447
         Gain on sale of available for sale securities                         (11,320)           --
         Interest income on note receivable from WorldCom                     (123,668)           --
         Minority interest in net loss of subsidiary                           (49,775)      (37,039)
         Changes in operating assets and liabilities:
            Accounts receivable, net                                           154,068       (14,204)
            Prepaid expenses and other current assets                           15,769       (15,762)
            Other assets                                                         2,952         1,519
            Accounts payable                                                    23,249         2,566
            Other accrued expenses                                             (62,653)         (498)
                                                                           -----------     ---------
                Net cash used in operating activities                         (282,803)     (190,609)
                                                                           -----------     ---------
INVESTING ACTIVITIES
     Proceeds from sale of available for sale securities                        13,320            --
     Purchases of restricted investments                                          (924)       (7,110)
     Purchases of telecommunications equipment                                (221,280)     (472,836)
     Proceeds from notes receivable from WorldCom                            1,385,356            --
     Proceeds from sale of Digex stock, net of issuance costs                       --       914,023
     Proceeds from sales of fixed assets                                         2,175           190
                                                                           -----------     ---------
                Net cash provided by investing activities                    1,178,647       434,267
                                                                           -----------     ---------
FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt, net of issuance costs           119,000        24,701
     Proceeds from issuance of revolving debt, net of issuance costs           144,984            --
     Proceeds from termination of capital leases                                    --         1,515
     Proceeds from issuance of note payable                                      3,300            --
     Proceeds from issuance of common stock of subsidiary,
       net of issuance costs                                                        --       171,640
     Proceeds from issuance of preferred stock, net of issuance costs               71       187,424
     Proceeds from issuance of preferred stock of subsidiary, net                   --        85,000
     Exercise of common stock warrants and options                               3,943        19,556
     Payments on early extinguishment of debt                                 (850,500)     (483,150)
     Principal payments on long-term debt and capital lease obligations       (417,541)     (167,394)
                                                                           -----------     ---------
                Net cash used in financing activities                         (996,743)     (160,708)

Increase  (decrease) in cash and cash equivalents                             (100,899)       82,950
Effect of exchange rate on cash                                                   (146)           --
Cash and cash equivalents at beginning of period                               114,726       240,827
                                                                           -----------     ---------
Cash and cash equivalents at end of period                                 $    13,681     $ 323,777
                                                                           ===========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                              $   125,037     $ 126,991
Income taxes paid                                                                   --        17,130
Assets acquired under capital lease obligations and note payable                18,143       146,782
Preferred stock issued as dividends on preferred stock                          51,843        45,666
Common stock issued as dividends on preferred stock                             24,270        31,735
Accretion of preferred stock                                                    10,413        11,482

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION

On July 1, 2001, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2000 (the "Merger Agreement"), as amended by the First Amendment to the Agreement and Plan of Merger dated as of February 15, 2001, and the Second Amendment to the Agreement and Plan of Merger dated as of May 14, 2001 (as so amended, the "Amended Merger Agreement"), by and among Intermedia, WorldCom, Inc., a Georgia Corporation ("WorldCom"), and Wildcat Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom ("Merger Sub"), Merger Sub was merged with and into Intermedia (the "Merger") with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Intermedia merger, stockholders of Intermedia received one share of WorldCom's WorldCom group common stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Series B Preferred Stock") received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger, WorldCom owns approximately 90% of the voting securities of Intermedia.

Upon effectiveness of the Merger, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group common stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The Merger was accounted for as a purchase by WorldCom.

In connection with the Merger recapitalization, Merger Sub issued to WorldCom 70,750 shares of its Junior Preferred Stock, par value $1.00 per share (the "Junior Preferred Stock"), with a liquidation value of $100,000 per share and 501,000 shares of Merger Sub common stock, par value $0.01 per share, in exchange for $70,760 in cash and an intercompany note payable to Merger Sub in an aggregate principal amount of $7,075 million. The note bears interest at an annual rate of 7.69% and will mature in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, resulting in the shares of Junior Preferred Stock and Merger Sub common stock becoming shares of Junior Preferred Stock and common stock, respectively, of Intermedia and the cash and the note being transferred to Intermedia.

During the third quarter of 2001, WorldCom prepaid $1,385 million on the intercompany note and Intermedia recorded $124 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay various debt obligations as further discussed in Note 4, and for general corporate purposes.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries, including Digex, Incorporated ("Digex"), a publicly traded subsidiary of Intermedia. The condensed consolidated financial statements include 100% of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "minority interest." All significant intercompany transactions and balances have been eliminated in consolidation.

Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily an indication of the results that may be expected for the year ending December 31, 2001.

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Historically, Digex has recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution. The direct costs associated with the installation were expensed as incurred. Under the new accounting method adopted retroactive to January 1, 2000, Digex now recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months). Accordingly, the condensed consolidated statement of operations for the three and nine months ended September 30, 2000 has been restated to reflect the accounting change. With the adoption of SAB 101, there was no economic impact to Digex's business operations or cash flows. There was also no material effect to Digex's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, will continue to be amortized until the adoption of the statement. The provisions of each statement which apply to goodwill and intangible assets will be adopted by Intermedia on January 1, 2002. Intermedia does not expect that the adoption of these accounting standards will have a material impact on its consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143 "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003. Intermedia has not yet quantified the impact of adopting SFAS No. 143 on its consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on Intermedia's consolidated results of operations or financial position.

NOTE 3. GOING CONCERN

The independent auditors' report relating to the audit of Intermedia's financial statements for the fiscal year ended December 31, 2000 included a paragraph expressing substantial doubt about Intermedia's ability to continue as a going concern. Intermedia's ability to continue as a going concern had been impacted by the losses Intermedia incurred in recent years and Intermedia's limited financial resources available to fund operating losses and capital expenditures.

As described in Note 1, Intermedia was acquired by WorldCom on July 1, 2001 in a transaction accounted for as a purchase. The majority of Intermedia's cash needs through June 30, 2001 were funded by WorldCom (pursuant to the Merger Agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a credit facility guaranteed by WorldCom. Additionally, in connection with the Merger, WorldCom issued to Merger Sub an intercompany note in an aggregate principle amount of $7.1 billion. The note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. WorldCom has expressed the intent and ability to continue funding the working capital and capital expenditure requirements of Intermedia for at least the next twelve months. All fundings for Intermedia subsequent to the Merger are expected to be made through reductions against the intercompany note.

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

During the third quarter of 2001, Intermedia repaid the outstanding credit facility borrowings of $258 million and the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom. Each of the credit facility and the subordinated note purchase agreement were cancelled in connection with such repayments.

Also during the third quarter of 2001, Intermedia repurchased $476 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and on September 28, 2001, Intermedia redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of this debt, Intermedia recorded a loss of $64.3 million before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

The funds used to repay the above debt obligations were obtained from proceeds received from WorldCom through the prepayment of the intercompany note agreement as further discussed in Note 1 and Note 3.

NOTE 5. REDEEMABLE PREFERRED STOCK

As of September 30, 2001, there were 549,896 shares of Series B Preferred Stock outstanding. Dividends on the Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference thereof and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Series B Preferred Stock dividend by the issuance of additional shares of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. The Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

On January 12, 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock, with detachable warrants to purchase 1,065,000 shares of Digex Class A common stock, for an aggregate of $100.0 million, of which $15.0 million was in the form of equipment purchase credits. The warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57.00 per share, subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

In the event of liquidation, each share of Digex Series A preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to common stockholders. The holders of the Digex Series A preferred stock are also not entitled to receive dividends. Digex may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of its preferred stockholders.

Each share of Digex Series A preferred stock is convertible into shares of Digex Class A common stock at a conversion price of $68.40 per share, subject to certain adjustments, for a total of approximately 1,462,000 shares of Digex Class A common stock. Unless earlier converted, on January 12, 2005, each share of Digex series A preferred stock will automatically convert into the number of shares of Digex Class A common stock equal to $1,000 divided by the average of the closing prices of the Digex Class A common stock for the twenty consecutive trading days prior to January 12, 2005.

Subject to the legal availability of funds, the Digex series A preferred stock is redeemable in cash at the option of the holders after January 12, 2004, or upon a change of control of Digex, at a price of $1,000 per share if the redemption is then permitted under the indentures of Digex and Intermedia which existed on January 10, 2000. If the restrictions under these agreements terminate at an earlier date, the holders may require Digex to redeem the Digex series A preferred stock before entering into an agreement which would restrict its ability to redeem the Digex series A preferred stock. Digex is not required to make sinking fund payments with respect to the Digex Series A preferred stock.

Since redemption features are not solely within its control, Intermedia has restated its consolidated balance sheet as of December 31, 2000 to report redeemable equity outside of stockholders' equity. The result of which was to reduce stockholders' equity in the amount of $71.6 million (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $4.5 million was used for equipment purchases in 2001).

Intermedia will accrete the Digex series A preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss available to common stockholders by approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2001, respectively. To date, Intermedia believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia and the availability of funds which would prohibit the holder's elected redemption of the securities. Intermedia also believes that the accretion will not have an impact on its business operations or its cash flows.

NOTE 6. BUSINESS RESTRUCTURING, MERGER-RELATED AND OTHER CHARGES

The following table reflects the components of the significant items included in a business restructuring, merger-related and other charges for the three and nine months ended September 30, 2001 and 2000 (in thousands of dollars):

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                              ------------------------    --------------------
                                                                 2001          2000          2001        2000
                                                              ----------    ----------    ----------    ------
Provision to reduce carrying value of certain assets          $1,352,988    $       --    $1,352,988    $   --
Severance and other employee-related costs                        22,876            --        58,715        --
Direct merger costs                                               20,760            --        41,405        --
Integration costs and other exit activities                      140,589            --       140,589     9,362
                                                              ----------    ----------    ----------    ------
                                                              $1,537,213    $       --    $1,593,697    $9,362
                                                              ==========    ==========    ==========    ======

Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for cancelled capital projects which are considered to have no future economic benefit as a result of the Merger.

For the nine months ended September 30, 2001, the $1,594 million charge also included costs associated with professional fees, retention and change of control payments to certain employees associated with the Merger. The costs incurred during 2000 relate primarily to network integration associated with a restructuring program which was completed in June 2000.

During the third quarter of 2001, WorldCom received an independent appraisal of the assets of Intermedia that indicated a potential impairment of Intermedia's assets existed. As a result, Intermedia reviewed the anticipated future undiscounted net cash flows for these assets and determined that the net cash flows were insufficient to recover the related carrying values. As such, the carrying values of these assets were written down to their appraised value resulting in a non-cash charge to operations of approximately $1,353 million, including approximately $802 million related to identified goodwill.

In connection with the Merger, the Antitrust Division of the Department of Justice is requiring WorldCom to dispose of Intermedia's Internet service provider business, which provides integrated Internet connectivity solutions. In addition to this required divestiture, WorldCom has also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the system integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. Actual amounts ultimately realized from disposal of these assets may differ materially from current appraised values which could result in additional charges in future periods. Intermedia has ceased depreciation of these assets held for sale as of July 1, 2001. For the three months ended September 30, 2001 and 2000, operating losses included in the accompanying consolidated financial statements for these assets to be disposed of were approximately $25 million and $10 million, respectively, before corporate allocations. For the nine months ended September 30, 2001 and 2000, operating losses included in the accompanying consolidated financial statements for these assets to be disposed of were approximately $110 million and $30 million, respectively, before corporate allocations. Intermedia anticipates that the disposal of these assets will be completed within the next twelve months.

NOTE 7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share of Intermedia common stock (dollars in thousands, except share and per share amounts):

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ----------------------------     -----------------------------
                                                                  2001            2000              2001            2000
                                                              -----------     ------------     ------------     ------------
Numerator:
  Income (loss) before cumulative effect of change in
     accounting principle and extraordinary items             $(1,628,672)    $   (178,502)    $ (2,239,398)    $    298,702
  Preferred stock dividends and accretions                        (19,218)         (31,189)         (86,526)         (88,883)
                                                              -----------     ------------     ------------     ------------
  Numerator for basic income (loss) per share -
     Net income (loss) before cumulative effect of
       accounting change and extraordinary items               (1,647,890)        (209,691)      (2,325,924)         209,819
  Effect of dilutive securities                                        --               --               --           42,468
                                                              -----------     ------------     ------------     ------------
  Numerator for diluted income (loss) per share -
     Net income (loss) attributable to common stockholders
       before cumulative effect of accounting change and
       extraordinary items and after assumed conversions      $(1,647,890)    $   (209,691)    $ (2,325,924)    $    252,287
Denominator:
  Denominator for basic income (loss) per share -
     weighted-average shares                                      501,000       54,107,207       37,849,928       53,354,946
  Effect of dilutive securities                                        --               --               --       26,103,020
                                                              -----------     ------------     ------------     ------------
  Denominator for diluted income (loss) per share -
     adjusted weighted-average shares                             501,000       54,107,207       37,849,928       79,457,966
                                                              ===========     ============     ============     ============
Basic income (loss) per share before cumulative effect
  of accounting change and extraordinary items                $ (3,289.20)    $      (3.88)    $     (61.45)    $       3.93
                                                              ===========     ============     ============     ============
Diluted income (loss) per share before cumulative effect
  of accounting change and extraordinary items                $ (3,289.20)    $      (3.88)    $     (61.45)    $       3.18
                                                              ===========     ============     ============     ============

NOTE 8. INCOME TAXES

Intermedia did not recognize any income tax effects during the three and nine months ended September 30, 2001. In assessing the realizability of deferred tax assets, Intermedia considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon recent levels of taxable losses and projections of future taxable losses over the periods in which deferred tax assets are deductible, Intermedia has recorded a valuation allowance in an amount which reduces the net deferred taxes to zero as of September 30, 2001.

NOTE 9. CONTINGENCIES

Other than the matters described below, Intermedia is not a party to any pending legal proceedings except for various claims and lawsuits arising in the normal course of business. Intermedia does not believe that such claims or lawsuits will have a material effect on Intermedia's financial condition, results of operations or cash flow.

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

On April 27, 2001, the FCC released its decision in IMPLEMENTATION OF THE LOCAL COMPETITION PROVISIONS IN THE TELECOMMUNICATIONS ACT OF 1996; INTERCARRIER COMPENSATION FOR ISP-BOUND TRAFFIC, CC Docket No. 96-98/99-68 (the "ISP REMAND ORDER"), in which it adopted a gradually declining cap on the amount that carriers may recover from other carriers for delivering ISP-bound traffic. The ISP REMAND ORDER became effective on June 15, 2001, and is currently on appeal. Oral argument in the case is scheduled for February 12, 2002. Although BellSouth and Sprint have agreed to mirror the transitional reciprocal compensation mechanism established by the FCC for the transport and termination of local and compensable ISP traffic, several ILECs with whom Intermedia has interconnection agreements have not announced their position. While Intermedia continues to pursue vigorously the collection of all reciprocal compensation receivables and believes that future revenue recognized under the new interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will not be adopted when the interconnection agreements are renegotiated or arbitrated.

OTHER DISPUTES. Intermedia has joined a number of other competitive carriers in filing a multi-party complaint against Sprint and AT&T in the U.S. District Court for the Eastern District of Virginia. The action charges that Sprint and AT&T are unlawfully refusing to pay Intermedia and the other plaintiffs lawfully tariffed charges for access services provided to Sprint and AT&T prior to June 20, 2001. Intermedia's claims total over $3.5 million. In January 2001, Intermedia reached a settlement with Sprint and subsequently dismissed its claims against Sprint. However, Intermedia remains a party to the action against AT&T. The judge in the AT&T litigation referred portions of the access rate dispute to the FCC for consideration. On May 30, 2001, the FCC released an order responding to one of the referred issues. The FCC found that the rates charged by Business Telecom, Inc. (BTI), one of the other plaintiffs in the litigation, were unjust and unreasonable. In addition, on October 22, 2001, the FCC issued a ruling favorable to the plaintiffs. The court is considering whether to stay the case pending appeals of the FCC's ruling. In addition, an informal FCC complaint in which AT&T alleges that Intermedia's access rates are unreasonable remains pending at the FCC. While Intermedia continues to vigorously pursue the collection of all receivables and believes that future revenue recognized under its tariffs will be realized, there can be no assurance that future regulatory, congressional, and judicial actions relating to these matters will be favorable.

NOTE 10. SEGMENT INFORMATION

Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations. Intermedia also owns a 61.6% interest in Digex, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of the Intermedia assets are located within the United States.

The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables, and investment-related accounts.

                                               CORE
                                             INTEGRATED
                                           COMMUNICATIONS                                              CONSOLIDATED
                                              SERVICES              DIGEX         ELIMINATIONS          INTERMEDIA
                                           --------------       ------------      ------------         ------------
Three months ended September 30, 2001
   Revenue from external customers          $      180.0        $       52.3      $         --         $      232.3
   Intersegment revenue                              0.5                  --              (0.5)                  --
   Loss from operations                         (1,659.3)              (49.9)               --             (1,709.2)
Three months ended September 30, 2000
   Revenue from external customers                 212.3                43.9                --                256.2
   Intersegment revenue                              1.9                  --              (1.9)                  --
   Loss from operations                           (104.4)              (40.9)               --               (145.3)
Nine months ended September 30, 2001
   Revenue from external customers                 602.1               159.2                --                761.3
   Intersegment revenue                              6.4                  --              (6.4)                  --
   Loss from operations                         (2,092.0)             (140.2)               --             (2,232.2)
Nine months ended September 30, 2000
   Revenue from external customers                 651.2               110.1                --                761.3
   Intersegment revenue                              8.8                  --              (8.8)                  --
   Loss from operations                           (314.2)             (107.6)               --               (421.8)

Total assets at September 30, 2001          $    6,966.2        $      445.2      $       (7.1)        $    7,404.3
Total assets at December 31, 2000           $    2,963.4        $      521.1                --         $    3,484.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC.

OVERVIEW

Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), Internet connectivity, private line data, managed Web site and application hosting, local and long distance, and integration services to business and government customers. Intermedia is a leading provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site segment are discussed below.

Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data and Internet services to its customers on an inter-city network that connects its customers to locations nationwide. Intermedia's nationwide interexchange network carries both its data and voice traffic.

On July 1, 2001, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Merger, stockholders of Intermedia received one share of WorldCom's WorldCom group common stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group common stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's Series B Preferred Stock received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger WorldCom owns approximately 90% of the voting securities of Intermedia.

In connection with the Merger, Merger Sub issued to WorldCom 70,750 shares of its Junior Preferred Stock and 501,000 shares of Merger Sub and in exchange, WorldCom paid Merger Sub $70,760 in cash and issued to Merger Sub an intercompany note in the aggregate principal amount of $7,075 million. The note bears interest at an annual rate of 7.69% and will mature in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, resulting in the shares of Junior Preferred Stock and Merger Sub common stock becoming shares of Junior Preferred Stock and common stock, respectively, of Intermedia and the cash and the note being transferred to Intermedia.

Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for cancelled capital projects which are considered to have no future economic benefit as a result of the Merger.

Also in connection with the Merger, the Antitrust Division of the Department of Justice is requiring WorldCom to dispose of Intermedia's Internet service provider business, which provides integrated Internet connectivity solutions. In addition to this required divestiture, WorldCom has also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the system integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                       ------------------------     -----------------------
                                                                          2001            2000         2001           2000
                                                                       ----------      --------     ---------       -------
Revenues:
     Local access and voice ....................................             22.9%         30.5%         26.2%         35.1%
     Data, internet, and web hosting ...........................             61.9          53.6          60.4          49.6
     Integration services ......................................             15.2          15.9          13.4          15.3
                                                                       ----------      --------     ---------       -------
                                                                            100.0         100.0         100.0         100.0
                                                                       ==========      ========     =========       =======
Expenses:
     Network operations ........................................             54.3          39.2          48.6          37.2
     Facilities administration and maintenance .................             28.9          18.7          23.6          16.8
     Cost of goods sold ........................................              9.9           9.7          10.3          10.5
     Selling, general and administrative .......................             48.6          40.6          56.8          45.6
     Depreciation and amortization .............................             30.3          47.5          43.6          43.1
     Deferred compensation .....................................              2.1           1.0           1.0           1.0
     Business restructuring, merger-related and other charges ..            661.7            --         209.3           1.2
                                                                       ----------      --------     ---------       -------
Loss from operations ...........................................           (735.7)        (56.7)       (293.2)        (55.4)
Other income (expense):
     Interest expense ..........................................            (26.4)        (24.8)        (25.9)        (26.4)
     Gain on sale of Digex stock ...............................               --            --            --         113.5
     Other income ..............................................             54.8           3.5          18.4           5.2
                                                                       ----------      --------     ---------       -------
Income (loss) before income taxes, minority interest, cumulative
     change in accounting principle and extraordinary item .....           (707.3)        (78.0)       (300.7)         37.0
Benefit (provision) for income taxes ...........................               --           2.2            --          (2.6)
                                                                       ----------      --------     ---------       -------
Income (loss) before minority interest, cumulative change in
     accounting principle and extraordinary item ...............           (707.3)        (75.8)       (300.7)         34.4

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                       ------------------------     -----------------------
                                                                          2001            2000         2001           2000
                                                                       ----------      --------     ---------       -------
Minority interest in net loss of subsidiary ....................              6.2           6.1           6.5           4.9
                                                                       ----------      --------     ---------       -------
Income (loss) before cumulative change in accounting
     principle and extraordinary item ..........................           (701.0)        (69.7)       (294.1)         39.2
Cumulative change in accounting principle ......................               --            --            --          (0.0)
                                                                       ----------      --------     ---------       -------
Income (loss) before extraordinary item ........................           (701.0)        (69.7)       (294.1)         39.2
Extraordinary gain on early retirement of debt, net of tax .....            (27.7)         (0.1)         (8.4)          2.6
                                                                       ----------      --------     ---------       -------
Net income (loss) ..............................................           (728.7)        (69.7)       (302.6)         41.8
Preferred stock dividends and accretions .......................             (8.3)        (12.2)        (11.4)        (11.7)
                                                                       ----------      --------     ---------       -------
Net income (loss) attributable to common stockholders ..........           (737.0)%       (81.9)%      (314.0)%        30.1%
                                                                       ==========      ========     =========       =======

The following table sets forth other statistical data derived from Intermedia's operating records:

                                                             SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                             ------------------     ------------------
            Data, Internet and Web hosting: (1)
                 Web hosting servers                                3,768                  3,914
                 Data switches in operations                          215                    207
                 Network to Network Interfaces ("NNIs")             1,162                  1,057
            Access and Voice: (1)
                 Voice switches in operation                           29                     29
            Employees (1)                                           5,174                  5,788

(1) Amounts reflected in the table are based upon information contained in Intermedia's and Digex's operating records.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS.
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE. Total revenue decreased 9.3% to $232.3 million for the third quarter of 2001 compared to $256.2 million for the same period in 2000. For the nine months ended September 30, 2001, revenue was essentially flat compared to the same period in 2000. The decrease in the third quarter 2001 was primarily due to actions taken at Intermedia to no longer focus on long distance voice services and lower revenues from reciprocal compensation due to regulatory changes in 2000 and 2001. The decrease was offset in part by increases in data, Internet and Web site and application hosting services. Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. As a result of this reorganization and restructuring, Intermedia plans to maintain its emphasis on sales of Web hosting as a core component of its growth in revenue and will de-emphasize sales for all product lines with unacceptable or negative margins.

Local access and voice revenue decreased 31.8% to $53.3 million for the third quarter of 2001 compared to $78.1 million for the same period in 2000. For the nine months ended September 30, 2001, local access and voice revenue decreased 25.5% to $199.3 million compared to $267.4 million for the same period in 2000. The decrease was principally due to a decrease in long distance and reciprocal compensation revenue. The decrease in long distance revenue is a result of per minute pricing declines industry-wide as well as attrition of the customer base and actions by Intermedia to no longer focus its marketing efforts on sales of stand-alone long distance services and other voice services with unacceptable or negative margins. The decrease in reciprocal compensation revenue results from lower rates due to regulatory changes in 2000 and 2001.

Data, Internet, and Web hosting revenue increased 4.8% to $143.8 million for the third quarter of 2001 compared to $137.2 million for the same period in 2000. For the nine months ended September 30, 2001, data, Internet and Web hosting revenue increased 21.9% to $460.0 million compared to $377.5 million for the same period in 2000. The increase was principally a result of the expansion of Intermedia's frame relay and ATM services as well as growth in Internet and Web related services. Intermedia's data network expanded by 105 NNI connections and 8 data switches since September 30, 2000, which facilitated the revenue growth. The Digex Web site segment revenues increased by $8.4 million for the third quarter of 2001 primarily due to revenue of $9.2 million recognized by Digex under a sales channel agreement with WorldCom. For the first nine months of 2001 the Digex Web site segment revenues increased $49.1 million due to sales to new customers, additional services to existing customers, and revenue of $14.3 million recognized through Digex's sales channel agreement with WorldCom, net of customers' modifications to site configurations in the third quarter of 2001 compared to the same period in 2000. Data, Internet and Web hosting revenue increases were offset by Intermedia's plans to de-emphasize sales for all product lines with unacceptable or negative margins.

Integration services revenue decreased 13.7% to $35.3 million for the third quarter of 2001 compared to $40.9 million for the same period in 2000. For the nine months ended September 30, 2001, integration services revenue decreased 12.4% to $102.0 million as compared to $116.4 million for the same period in 2000. This decrease was principally due to a decreased demand for telecommunications equipment.

NETWORK OPERATIONS. Network operations expense increased 25.6% to $126.2 million for the third quarter of 2001 compared to $100.5 million for the same period in 2000. For the nine months ended September 30, 2001, network operations expense increased 30.5% to $369.7 million compared to $283.2 million for the same period of 2000. The increase was a result of increased network costs related to the growth in enhanced data as well as specific one-time charges related to the resolution of certain billing disputes. Intermedia continued to focus its selling efforts to on-switch access lines, which had better gross margins and improved provisioning time.

FACILITIES ADMINISTRATION AND MAINTENANCE. Facilities administration and maintenance expenses increased 39.9% to $67.1 million for the third quarter of 2001 compared to $48.0 million for the same period in 2000. For the nine months ended September 30, 2001, facilities administration and maintenance expenses increased 40.6% to $179.6 million compared to $127.8 million for the same period in 2000. The increase is due to increased support costs relating to Intermedia's owned and leased network capacity, and increased maintenance expenses due to network expansion. The Digex Web site segment accounted for $6.5 million of the third quarter 2001 increase and $30.9 million of the increase for the first nine months of 2001 primarily due to higher levels of operations, the expansion of its new data centers including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration supporting server growth and accruals for changes in employee benefits.

COST OF GOODS SOLD. Cost of goods sold decreased 7.3% to $22.9 million for the third quarter of 2001 compared to $24.8 million for the same period in 2000. For the nine months ended September 30, 2001, cost of goods sold decreased 2.0% to $78.6 million compared to $80.2 million for the same period in 2000. This decrease was principally due to the decrease in demand for telecommunications equipment as well as an increased effort to receive discounts on volume purchasing. On a year-to-date basis, the decrease was offset by additional inventory reserves, recorded in the second quarter of 2001, in the amount of $15 million relating to slow moving and obsolete telecommunications equipment triggered by the declining growth in the overall telecommunications market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 8.5% to $112.9 million for the third quarter of 2001 compared to $104.1 million for the same period in 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses increased 24.5% to $432.2 million compared to $347.0 million for the same period in 2000. Intermedia recorded adjustments to bad debt expense relating to reciprocal compensation revenue in the amounts of $75.4 million and $46.1 million during the second quarters of 2001 and 2000, respectively. These amounts were recorded in anticipation of settlement with BellSouth and others. Final settlement with BellSouth was reached on June 27, 2001 for outstanding balances through June 13, 2001. As a result of the settlement, Intermedia also expensed $1.0 million in deferred legal fees associated with various interconnection agreements in the second quarter of 2001. Intermedia recorded an additional $25.0 million adjustment to bad debt expense to reserve for uncertain collectibles in the second quarter of 2001 as a result of bankruptcies and increased numbers of slow paying accounts due to the recent downturn in the telecommunications industry. As a result of attriting sales headcount, Intermedia wrote off $3 million in prepaid commissions in the second quarter of 2001. These amounts are offset in part by decreased spending in outside professional services, employment agency fees and travel related expenses. The Digex web site segment accounted for approximately $8.8 million of the increase for the first nine months of 2001. Increases in Digex costs for the year-to-date period include the costs associated with an increased employee base, advertising campaigns, an increased provision for doubtful accounts receivable, research and development costs, the addition of key executive management to support the growth of the business and accruals for changes in employee benefits. For the three months ended September 30, 2001, Digex costs decreased $4.2 million as the result of a large decrease in marketing and advertising expenses, but were offset by the increased costs noted above.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 42.2% to $70.3 million for the third quarter of 2001 compared to $121.6 million for the same period in 2000. For the nine months ended September 30, 2001, depreciation and amortization expense increased 1.2% to $332.1 million compared to $328.1 million for the same period in 2000. This change results from the third quarter 2001 write-off of certain assets, including telecommunications equipment and goodwill in connection with the Merger as well as the discontinued depreciation of the Intermedia assets held for sale as of July 1, 2001. The change was offset by increased depreciation and amortization of telecommunications equipment placed in service since July 1, 2000 relating to ongoing network expansion (including the indefeasible right of use of the Williams Communications network). Depreciation and amortization for the Digex Web site segment increased $12.2 million for the third quarter 2001 and $42.6 million for the first nine months of 2001 due to additional servers and facilities placed in service and a change in the useful lives of electronics, computer hardware, and computer software from five years to three years for assets purchased since September 30, 2000. Depreciation and amortization expense is expected to continue to increase at the Digex Web site based on Digex's plan to expand the data centers and increase server installations as a result of customer demand.

DEFERRED COMPENSATION. Deferred compensation expense increased 83.9% to $4.9 million for the third quarter of 2001 compared to $2.6 million for the same period in 2000. For the nine months ended September 30, 2001, deferred compensation expense increased 4.3% to $7.7 million compared to $7.4 million for the same period in 2000. These increases resulted from the full recognition of compensation expense associated with Intermedia options at the time of the Merger and offset against decreases in stock options granted to certain Digex employees at exercise prices below market value.

BUSINESS RESTRUCTURING, MERGER RELATED AND OTHER CHARGES. Business restructuring, merger related and other charges were $1,537 million for the third quarter of 2001 compared to zero for the third quarter of 2000. For the nine months ended September 30, 2001, business restructuring, merger related and other charges increased to $1,594 million compared to $9.4 million for the same period in 2000.

Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for cancelled capital projects which are considered to have no future economic benefit as a result of the Merger. For the nine months ended September 30, 2001, the $1,594 million charge also included costs associated with professional fees, retention and change of control payments to certain employees associated with the Merger. The costs incurred during 2000 relate primarily to network integration associated with a restructuring program which was completed in June 2000.

During the third quarter of 2001, WorldCom received an independent appraisal of the assets of Intermedia that indicated a potential impairment of Intermedia's assets existed. As a result, Intermedia reviewed the anticipated future undiscounted net cash flows for these assets and determined that the net cash flows were insufficient to recover the related carrying values. As such, the carrying values of these assets were written down to their appraised value resulting in a non-cash charge to operations of approximately $1,353 million, including approximately $802 million related to identified goodwill.

GAIN ON SALE OF DIGEX STOCK. Gain on sale of Digex stock was approximately $864.3 million for the nine months ended September 30, 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B Common Stock which was converted to Class A Common Stock upon such sale. Gross proceeds amounted to $914 million.

INTEREST EXPENSE. Interest expense decreased 3.4% to $61.3 million for the third quarter of 2001 compared to $63.5 million for the same period in 2000. For the nine months ended September 30, 2001, interest expense decreased 1.9% to $196.9 million compared to $200.7 million for the same period in 2000. The decrease results from Intermedia's repayment of its outstanding credit facility borrowings of $258 million, repayment of the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom,

Intermedia's repurchase of $476 million of outstanding Intermedia debt in the open market, and Intermedia's repurchase of $5 million of outstanding Intermedia debt pursuant to change of control offers during the third quarter of 2001. The funds used to repay the above debt obligations were obtained from prepayment of the intercompany note agreement with WorldCom as discussed above. The decrease for the nine months ended September 30, 2001 was offset against increased borrowings during the first half of 2001 related to the credit facility and the note purchase agreement with WorldCom.

OTHER INCOME. Other income increased to $127.3 million for the third quarter of 2001 compared to $9.0 million for the same period in 2000. For the nine months ended September 30, 2001, other income increased to $139.9 million compared to $39.8 million for the same period in 2000. The increase results primarily from interest earned on the intercompany note agreement with WorldCom. For the three and nine months ended September 30, 2001, Intermedia recorded $124 million of interest income associated with the intercompany note.

PROVISION FOR INCOME TAXES. Intermedia did not record a provision for income taxes for the three and nine months ended September 30, 2001. In assessing the realizability of deferred tax assets, Intermedia considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon recent levels of taxable losses and projections of future taxable losses over the periods in which deferred tax assets are deductible, Intermedia has recorded a valuation allowance in an amount which reduces the net deferred taxes to zero as of September 30, 2001.

For the nine months ended September 30, 2000, Intermedia recorded a provision for income taxes of $20.0 million resulting from the gain on sale of Digex stock in February 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for alternative minimum tax purposes. Intermedia recorded an income tax benefit of $5.6 million for the three months ended September 30, 2000 as a result of the adjustment to Intermedia's estimated annual income tax provision.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss of subsidiary decreased 7.3% to $14.5 million for the third quarter of 2001 compared to $15.7 million for the same period in 2000. For the nine months ended September 30, 2001 this amount increased 34.4% to $49.8 million compared to $37.0 million for the same period in 2000. The decrease for the three months ended September 30, 2001 reflects a correction in the computation of minority interests for consolidation purposes and was offset against increased losses recorded by Digex for the three and nine months ended September 30, 2001.

CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE. The cumulative change in accounting principle of $0.2 million in 2000 was due to the Digex Web site and application hosting segment's change in method of accounting for revenue recognition in accordance with SAB 101 effective January 1, 2000.

EXTRAORDINARY ITEMS. During the third quarter of 2001, Intermedia repurchased $476 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and on September 28, 2001, Intermedia redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of this debt, Intermedia recorded a loss of $64.3 million before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

Intermedia recorded an extraordinary gain on early extinguishment of debt of $19.7 million for the nine months ended September 30, 2000 which is due to a gain on the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999 of $20.9 million, net of a tax provision of $1.0 million.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS. Preferred stock dividends and accretions decreased 38.4% to $19.2 million for the third quarter of 2001 compared to $31.2 million for the same period in 2000. For the nine months ended September 30, 2001 preferred stock dividends and accretions decreased 2.7% to $86.5 million compared to $88.9 million for the same period in 2000. The decrease reflects the Merger, whereby Intermedia preferred stock, other than Intermedia's Series B Preferred Stock, was exchanged for a class or series of WorldCom's preferred stock, with substantially identical terms. The decrease was offset by the increased number of Series B Preferred Stock shares issued and outstanding for the three and nine months ended September 30, 2001 compared to the same periods in 2000 as well as the discount accretions on the Digex
Series A preferred stock.

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for the third quarter of 2001 was $1,712 million compared to $209.9 million for the same period in 2000. Diluted loss per share was $3,417.54 for the third quarter of 2001 versus $3.88 for the same period in 2000. Net loss was $2,390 million for the nine months ended September 30, 2001 compared to net income of $229.3 million for the same period in 2000. Diluted loss per share for the nine months ended September 30, 2001 was $63.15 versus diluted earnings per share of $3.42 for the nine months ended September 30, 2000. The diluted loss per share for the three and nine months ended September 30, 2001 was also impacted by lower shares outstanding as a result of the Merger recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Intermedia's operations have historically required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's and Digex's networks and facilities. Capital expenditures for Intermedia were approximately $221.3 million and $472.8 million for the nine months ended September 30, 2001 and 2000, respectively, excluding capital leases. Intermedia expects that it will continue to have substantial capital requirements in connection with the continued expansion of data centers related to the development of the Digex Web site and application hosting segment.

Net cash used in operating activities was $282.8 million and $190.6 million during the nine months ended September 30, 2001 and 2000, respectively. Net cash used for operating activities was primarily the result of operating losses and changes in working capital.

Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

In connection with the Merger recapitalization, WorldCom issued to Merger Sub an intercompany note in an aggregate principal amount of approximately $7.1 billion. This note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, and the shares of Junior Preferred Stock became shares of Junior Preferred Stock of Intermedia and the cash and the Note Receivable were transferred to Intermedia. As a subsidiary of WorldCom, Intermedia's cash needs will be funded by WorldCom and it is expected that future fundings for Intermedia will be made through reductions against the intercompany note.

During the third quarter of 2001, Intermedia repaid the outstanding credit facility borrowings of $258 million and the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom. Each of the credit facility and the subordinated note purchase agreement were cancelled in connection with such repayments. Also during the third quarter of 2001, Intermedia repurchased $476 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and on September 28, 2001, Intermedia redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of this debt, Intermedia recorded a loss of $64.3 million before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

During the third quarter of 2001, WorldCom prepaid $1,385 million on the intercompany note and Intermedia recorded $124 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay the above debt obligations and for general corporate purposes including the funding of the Digex 2001 business plan as discussed below.

On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. To date, the Digex and WorldCom boards of directors have approved the Digex 2001 business plan. The preparation of the Digex business plan for 2002 is currently underway and is expected to be submitted to the WorldCom board of directors for approval no later than December 1, 2001. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon election by written notice from Digex. Any changes to the Digex business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Intermedia's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

While all of Intermedia's long term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long term debt is sensitive to changes in interest rates. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on the current market. Under its policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes. Beginning in the third quarter of 2000, Digex began to recognize revenue from international sales denominated in foreign currency. As a global concern, Digex could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect Digex's financial results. Currently, Digex does not hedge against any foreign currency risk due to restrictions in Intermedia's debt indentures and, as a result, could incur gains or losses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intermedia is not a party to any material legal proceedings other than the proceedings described in Note 9 of the "Notes to Condensed Consolidated Financial Statements" and various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Number      Exhibit
------      -------

3.1 Amended and Restated Certificate of Incorporation of Intermedia Communications Inc., together with all amendments, thereto

3.2 By-laws of Intermedia, together with all amendments thereto (incorporated herein by reference to Exhibit 3.2 to Intermedia's Registration Statement on Form S-1, filed with the Commission on November 8, 1993 (No. 33-69052))

10.1 Promissory Note, dated May 29, 2001, between Digex and Intermedia (incorporated herein by reference to Digex's Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-26873))

10.2 Note Purchase Agreement, dated July 31, 2001, between Digex and WorldCom (incorporated herein by reference to Exhibit 10.2 to Digex's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-26873))

10.3 Master Channel Agreement between Digex and MCI WorldCom Network Services, Inc., dated as of January 1, 2001 (incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001)

10.4 Master Facilities Agreement between Digex and MCI WorldCom Network Services, Inc. dated as of January 1, 2001 (incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001)

      (b) The following reports on Form 8-K of Intermedia were filed during the third quarter of 2001:

            (i)   Current Report on Form 8-K dated July 1, 2001 (filed July 3,
                  2001), reporting under Item 1, Changes in Control of Registrant, and under Item 5, Other Events, information related to the Merger.

            (ii)  Current Report on Form 8-K dated July 16, 2001 (filed July 16,
                  2001), reporting under Item 5, Other Events, information related to the Change of Control offers required as a result of the Merger.

            (iii) Current Report on Form 8-K dated August 1, 2001 (filed August
                  3, 2001), reporting under Item 5, Other Events, the issuance of a press release discussing Digex's second quarter 2001 results.

            (iv) Current Report on Form 8-K dated August 3, 2001 (filed August 6, 2001), reporting under Item 4, Changes in Registrant's Certifying Accountant, information related to Intermedia's change in accountants.

            (v) Current Report on Form 8-K dated August 15, 2001 (filed August 15, 2001) reporting under Item 5, Other Events, the filing of the Form 10-Q of its subsidiary, Digex, for the period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERMEDIA COMMUNICATIONS INC.


                                         By:      /s/ Jeanne M. Walters
                                            ------------------------------------
                                            Jeanne M. Walters
                                            Vice President, Controller
                                            and Chief Accounting Officer

Dated: November 14, 2001

                                    EXHIBITS

Number      Exhibit
------      -------

3.1 Amended and Restated Certificate of Incorporation of Intermedia Communications Inc., together with all amendments, thereto

3.2         By-laws of Intermedia, together with all amendments thereto. Exhibit
            3.2 to Intermedia's Registration Statement on Form S-1, filed with the Commission on November 8, 1993 (No. 33-69052) is incorporated herein by reference.

10.1 Promissory Note, dated May 29, 2001, between Digex and Intermedia (incorporated herein by reference to Digex's Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-26873))

10.2 Note Purchase Agreement, dated July 31, 2001, between Digex and WorldCom (incorporated herein by reference to Exhibit 10.2 to Digex's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-26873))

10.3 Master Channel Agreement between Digex and MCI WorldCom Network Services, Inc., dated as of January 1, 2001 (incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001)

10.4 Master Facilities Agreement between Digex and MCI WorldCom Network Services, Inc. dated as of January 1, 2001 (incorporated herein by reference to Digex's Form 8-K (File No. 000-26873) filed with the SEC on March 5, 2001)