Form 10-K/A
period 2000-12-31
INTERMEDIA COMMUNICATIONS INC
filed 2001-12-07
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

             None                                      None

(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock, par value $.01 per share, of Intermedia Communications Inc. ("Common Stock") held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the Nasdaq Stock Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K/A shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX


                                                                                                                    PAGE
                                                                                                                    ----
                                                           PART I

Item 1       Business........................................................................................        1
Item 2       Properties......................................................................................        38
Item 3       Legal Proceedings...............................................................................        38
Item 4       Submission of Matters to a Vote of Security Holders.............................................        43

                                                           PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters...........................        44
Item 6       Selected Financial and Other Operating Data.....................................................        45
Item 7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................................        48
Item 7A      Quantitative and Qualitative Disclosure About Market Risk.......................................        61
Item 8       Financial Statements and Supplementary Data.....................................................        61
Item 9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................................................        61

                                                          PART III

Item 10      Directors and Executive Officers of the Registrant..............................................        62
Item 11      Executive Compensation..........................................................................        65
Item 12      Security Ownership of Certain Beneficial Owners and Management..................................        74
Item 13      Certain Relationships and Related Transactions..................................................        76

                                                           PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................        78
             Signatures......................................................................................        84
             Glossary........................................................................................        85

                              EXPLANATORY NOTE

Pursuant to this Form 10-K/A, Intermedia Communications Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, originally filed with the Securities and Exchange Commission on April 2, 2001, to restate the selected financial and other operating data (Part II, Item 6) and the consolidated financial statements (Part IV, Item 14). Certain information in the notes to the consolidated financial statements were also updated (Part IV, Item 14).

The carrying amount of the Digex Series A Convertible Preferred Stock was originally reported in stockholders' equity in the condensed consolidated financial statements included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through September 30, 2000 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the Digex Series A Convertible Preferred Stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock of subsidiary at December 31, 2000 in this amendment to Intermedia's Annual Report on Form 10-K/A. The restatement had no effect on Intermedia's net loss or net loss per share, total assets or total liabilities for the year ended December 31, 2000. Refer to Note 11 to the consolidated financial statements for additional information.

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


RISK FACTORS

         Uncertainty about the Company's Ability to Continue as a Going Concern

         As reflected in the report delivered by the Company's independent auditors, Ernst & Young LLP, in connection with the preparation of the Company's fiscal year 2000 audited consolidated financial statements, the Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying consolidated financial statements of Intermedia provided elsewhere in the Annual Report on Form 10-K/A, the Company has had recurring operating losses and has a net capital deficiency. At December 31, 2000, the Company had a stockholders' deficit of $(668.6) million and had incurred losses attributable to common stockholders of approximately $(8.1) million, (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex), $(650.9) million and $(577.6) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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


         Substantial Debt

         Substantial Debt. Intermedia has a significant amount of outstanding indebtedness. As of December 31, 2000, the Company had outstanding approximately $2.9 billion of debt and other liabilities

(including capital lease obligations, minority interest, current and long-term liabilities) and approximately $1.2 billion of obligations with respect to six outstanding series of preferred stock. As a result, the Company paid cash interest of approximately $167.3 million in 2000 on its outstanding obligations. If the proposed merger with WorldCom is not completed, this amount will increase in 2001 and again in 2002 as well as in 2004 when the Company will be required to pay cash interest on certain of its outstanding debt which does not currently require the payment of cash interest.

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


QUARTER                                                                           HIGH        LOW
- -------                                                                         --------    --------

1999
         First.............................................................     $28.5625    $13.0625
         Second............................................................     $39.5000    $21.1250
         Third.............................................................     $37.8750    $18.2500
         Fourth............................................................     $42.6875    $20.0000

2000
         First.............................................................     $77.3125    $32.7500
         Second............................................................     $50.9375    $23.8750
         Third.............................................................     $33.8125    $14.8750
         Fourth............................................................     $29.3750    $ 3.5313

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
                                                       =========     ==========     ==========     ==========     ==========

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss before extraordinary item,
     including preferred stock
     dividends and accretions .....................    $   (2.04)    $    (7.23)    $   (13.23)    $   (12.91)    $     (.48)
   Extraordinary item(3) ..........................           --          (1.31)            --             --            .33
   Cumulative effect of a change in accounting
       principle...................................           --             --             --             --             --
                                                       =========     ==========     ==========     ==========     ==========
   Net loss per common share ......................    $   (2.04)    $    (8.54)    $   (13.23)    $   (12.91)    $     (.15)
                                                       =========     ==========     ==========     ==========     ==========
   Weighted average number of shares
     outstanding ..................................       28,035         33,340         43,645         50,431         53,683
                                                       =========     ==========     ==========     ==========     ==========

                                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1996            1997           1998          1999            2000
                                                           -------------------------------------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
                                                                                                                       (RESTATED)
OTHER DATA:
   EBITDA before certain charges(4) ..................     $ (13,345)     $ (48,235)     $  30,980      $  53,694      $(101,151)

   Net cash used in operating activities .............     $  (7,756)     $ (59,073)     $(140,192)     $(224,184)     $(197,183)
   Net cash provided by (used in) investing activities      (134,365)      (775,717)      (959,864)      (602,301)       304,075
   Net cash provided by (used in) financing activities       280,670      1,402,167        730,744        679,701       (232,955)
Capital expenditures .................................       130,590        260,105        492,421        601,880        602,695
Transport Services:(5)
   ABN Revenue Ready Buildings(6) ....................            --             --             --            649            788
   Route miles .......................................           655            757            839          1,711          2,234
   Fiber miles .......................................        24,122         34,956         41,398         49,523         65,201
Enhanced Data Services:(5)
   Nodes(7) ..........................................         9,777         20,209         35,268         48,973         59,455
   Switches ..........................................            89            136            177            185            208
Local and Long Distance Services:(5)
   Voice switches in operation .......................             5             16             23             29             29
   Access line equivalents ...........................         7,106         81,349        347,584        501,094        645,232
Employees ............................................           874          2,036          3,931          5,073          5,874
Balance Sheet Data:
   Cash and cash equivalents(8) ......................     $ 189,546      $ 756,923      $ 387,611        240,827        114,726
   Working capital(9) ................................       206,029        747,246        393,676        333,981        111,132
   Total assets ......................................       512,940      1,874,970      3,049,019      3,296,422      3,484,472
   Long-term obligations and preferred
     stock (including current maturities)(10) ........       358,507      1,941,219      3,234,674      3,938,046      3,740,380
   Total stockholders' equity (deficit)(10) ..........       114,230       (140,009)      (370,648)      (852,705)      (668,596)

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

(10)     See Note 11 to the consolidated financial statements.

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

         As reflected in the report delivered by the Company's independent auditors, Ernst & Young LLP, in connection with the preparation of the Company's fiscal year 2000 audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, the Company's consolidated financial statements have been prepared assuming that Intermedia will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying consolidated financial statements, the Company has had recurring operating losses and has a net capital deficiency. At December 31, 2000, the Company had a stockholders' deficit of $(668.6) million and had incurred losses attributable to common stockholders of approximately $(8.1) million, $(650.9) million and $(577.9) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                                         YEAR FIRST
                                          ELECTED/
                                          NOMINATED               CLASS, NOMINEE OR
NAME                          AGE         DIRECTOR           CONTINUING DIRECTOR AND TERM
- ---------------------         ----       ----------          ----------------------------
David C. Ruberg                55           1993              Class II Director with term
                                                              expiring in 2003
John C. Baker                  51           1988              Class III Director with
                                                              term expiring in 2001
George F. Knapp                69           1988              Class I Director nominee for
                                                              term expiring in 2002
Philip A. Campbell             64           1996              Class II Director with term
                                                              expiring in 2003
Ralph J. Sutcliffe             57           2000              Class II Director with term
                                                              expiring in 2003
James H. Greene, Jr.           49           2000              Class I Director with term
                                                              expiring in 2002
Alexander Navab, Jr.           34           2000              Class III Director with term
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


EXECUTIVE OFFICERS

         The names of the current executive officers of the Company together with certain biographical information for each of them is set forth below:

NAME                            AGE                        POSITION
- --------------------            ---        -------------------------------------------------------------
David C. Ruberg                 55         Chairman of the Board, President and Chief Executive Officer
Richard J. Buyens               43         Senior Vice President, Sales
Davis D. Howe                   42         Senior Vice President, Customer Service Delivery & Operations
Patricia A. Kurlin              46         Senior Vice President, General Counsel & Human Resources
Robert M. Manning               41         Senior Vice President, Chief Financial Officer and Secretary
Richard W. Marchant             44         Senior Vice President, Engineering

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

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                      COMPENSATION AWARDS
                                                                            ----------------------------------------
                                                                            RESTRICTED    SECURITIES        ALL
                                                              OTHER ANNUAL    STOCK       UNDERLYING       OTHER
                                         SALARY    BONUS(1)   COMPENSATION    AWARDS        OPTIONS     COMPENSATION
          POSITION               YEAR      ($)        ($)          ($)          ($)           (#)            ($)
- -----------------------------   ------   -------   ---------  ------------  -----------   ----------    ------------
David C. Ruberg                  2000    625,001    206,719       (2)             --       400,000        5,250(11)
 Chairman of the Board,          1999    487,500         --       (2)             --       400,000        5,000(11)
 Chief Executive Officer,        1998    400,000    275,000       (2)             --            --        9,273(11)
 and President

Richard J. Buyens (3)            2000    275,000    217,813       (2)             --        60,000        3,208(11)
 Senior Vice President,          1999    238,362     75,000       (2)        150,000(4)    130,000       57,664(5)
 Sales

Davis D. Howe (6)                2000    114,583         --       (2)             --            --       50,000(7)
 Senior Vice President,
 Customer Service and Delivery

Patricia A. Kurlin               2000    275,000     75,000       (2)             --        60,000        5,580(11)
 Senior Vice President,          1999    240,000         --       (2)             --        80,000        5,329(11)
 General Counsel and             1998    174,913     47,360       (2)             --        55,000        2,066(11)
 Human Resources

Robert M. Manning                2000    375,001    136,500       (2)             --       300,000        2,804(11)
 Senior Vice President,          1999    312,500         --       (2)             --       150,000        2,712(11)
 Chief Financial                 1998    240,000    220,000       (2)             --        50,000        2,252(11)
 Officer and Secretary

Richard W. Marchant (8)          2000    255,001     69,000       (2)             --        60,000        5,250(11)
 Senior Vice President,          1999    220,000         --       (2)             --       170,000(9)     6,908(11)
 Engineering                     1998     34,646         --       (2)             --        40,000       66,119(10)

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

                             OPTION GRANTS IN 2000

                                                                                                     POTENTIAL REALIZABLE VALUE
                                            PERCENT OF                                                    VALUE AT ASSUMED
                         NUMBER OF         TOTAL GRANTED                                                ANNUAL RATES OF STOCK
                    SECURITIES UNDERLYING   TO EMPLOYEES   EXERCISE PRICE  EXPIRATION      PRICE     APPRECIATION FOR OPTION TERM
     NAME              OPTIONS GRANTED        IN 2000          ($/SH)         DATE          0 %          5 %            10 %
- ------------------- ---------------------  -------------   --------------  ----------   ----------   ----------   ---------------
David C. Ruberg           400,000                9.23%          $30.88      4/14/2010           --    7,766,849      19,682,719
Richard J. Buyens          60,000                1.38%          $30.88      4/14/2010           --    1,165,027       2,952,408
Davis D. Howe             175,000                4.04%          $23.31      7/19/2010           --    2,565,694       6,501,971
Patricia A. Kurlin         60,000                1.38%          $20.00      4/14/2010      652,500    1,817,527       3,604,908
Robert M. Manning         300,000                6.92%          $20.00      4/14/2010    3,262,500    9,087,636      18,024,540
Richard W. Marchant        30,000                0.69%          $30.88      4/14/2010           --      582,514       1,476,204

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


                                    [GRAPH]

                                          12/95     12/96     12/97     12/98     12/99    12/00
- ------------------------------------------------------------------------------------------------
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

FINANCIAL STATEMENTS -- INTERMEDIA
Report of Independent Certified Public Accountants..............................         F-1
Consolidated Balance Sheets at December 31, 1999 and 2000 (Restated)............         F-2
Consolidated Statements of Operations for the years ended
    December 31, 1998, 1999, and 2000...........................................         F-3
Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1998, 1999, and 2000 (Restated)............         F-4
Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1999, and 2000...........................................         F-6
Notes to Consolidated Financial Statements......................................         F-7

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

                                  EXHIBIT INDEX

NUMBER            EXHIBIT
- ------            -------

1.1         --    Senior Note Purchase Agreement , dated as of February 19, 1999, among
                  Intermedia and Bear Stearns & Co. Inc., Merrill Lynch, Pierce, Fenner
                  & Smith Incorporated, Salomon Smith Barney Inc., NationsBanc
                  Montgomery Securities LLC and Warburg Dillon Read LLC (the "Initial
                  Purchasers"). Exhibit 1.1 to Intermedia's Registration Statement on
                  Form S-4 filed with the Commission on April 15, 1999 is incorporated herein by reference.

1.2         --    Senior Subordinated Note Purchase Agreement, dated as of February 19,
                  1999, among Intermedia and the Initial Purchasers. Exhibit 1.2 to
                  Intermedia's Registration Statement on Form S-4 filed with the
                  Commission on April 15, 1999 is incorporated herein by reference.

1.3         --    Purchase Agreement, dated August 12, 1998, among the Company and the
                  Initial Purchasers, Exhibit 1.1 to Intermedia's Registration Statement
                  on Form S-3/A filed January 12, 1999, is incorporated herein by reference.

NUMBER                                            EXHIBIT
- ------                                            -------

 2.1        --    Agreement and Plan of Merger, dated as of June 4, 1997, among Intermedia,
                  Daylight Acquisition Corp. and DIGEX. Exhibit 99(c)(1) to Intermedia's
                  Schedule 14D-1 filed with the Commission on June 11, 1997 is incorporated herein by reference.

 2.2        --    Agreement and Plan of Merger, dated as of November 20, 1997, by and among
                  Intermedia, Moonlight Acquisition Corp. and Shared. Exhibit 99(c)(1)
                  to Intermedia's Schedule 14D-1 and Schedule 13D filed with the
                  Commission on November 26, 1997 is incorporated herein by reference.

 2.3        --    Acquisition Agreement, dated as of December 17, 1997, among Intermedia and the holders of interest in the Long Distance Savers companies. Exhibit
                  2.3 to Amendment No. 1 to Intermedia's Registration Statement on Form
                  S-3 filed with the Commission on January 14, 1998 (No. 333-42999) is incorporated herein by reference.

 2.4        --    Agreement and Plan of Merger, dated as of February 11, 1998, among
                  Intermedia, Sumter One Acquisition, Inc., Sumter Two Acquisition,
                  Inc., National Telecommunications of Florida, Inc., NTC, Inc. and the
                  stockholders of National. Exhibit 2.4 to Intermedia's Registration
                  Statement on Form S-3 filed with the Commission on February 13, 1998
                  (No. 333-46369) is incorporated herein by reference.

 2.5        --    Agreement and Plan of Merger among WorldCom, Inc. Wildcat Acquisition
                  Corp., and Intermedia, dated as of September 1, 2000. Exhibit 2.1 to
                  Intermedia's Form 8-K (Filed No. 000-20135) filed with the SEC on
                  September 7, 2000 is incorporated herein by reference.

 3.1        --    Restated Certificate of Incorporation of Intermedia, together with all amendments thereto. Exhibit 3.1 to Intermedia's Registration Statement on Form S-4 filed with the Commission on June 16, 1998 (No. 333-56939)
                  (the "Form S-4") is incorporated herein by reference.

 3.2        --    By-laws of Intermedia, together with all amendments thereto. Exhibit 3.2 to Intermedia's Registration Statement on Form S-1, filed with the
                  Commission on November 8, 1993 (No. 33-69052) (the "Form S-1") is
                  incorporated herein by reference.

 4.1        --    Indenture, dated as of June 2, 1995, between Intermedia and SunBank
                  National Association, as trustee. Exhibit 4.1 to Intermedia's
                  Registration Statement on Form S-4 filed with the Securities and
                  Exchange Commission on June 20, 1995 (No. 33-93622) is incorporated herein by reference.

 4.1(a)     --    Amended and Restated Indenture, dated as of April 26, 1996, between
                  Intermedia and SunTrust Bank, Central Florida, National Association,
                  as trustee. Exhibit 4.1 to Intermedia's Current Report on Form 8-K
                  filed with the Commission on April 29, 1996 is incorporated herein by reference.

 4.2        --    Indenture, dated as of May 14, 1996, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.1 to Amendment No. 1 to Intermedia's Registration Statement on Form S-3
                  filed with the Commission on April 18, 1996 (No. 33-34738) is incorporated herein by reference.

 4.3         --   Indenture, dated as of July 9, 1997, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the Commission on July 17, 1997 is incorporated herein by reference.

 4.4        --    Indenture, dated as of October 30, 1997, between Intermedia and
                  SunTrust Bank, Central Florida, National Association, as trustee.
                  Exhibit 4.1 to Intermedia's Current Report on Form 8-K filed with the
                  Commission on November 6, 1997 is incorporated herein by reference.

NUMBER                                            EXHIBIT
- ------                                            -------

 4.5        --    Indenture, dated as of December 23, 1997, between Intermedia and SunTrust
                  Bank, Central Florida, National Association, as trustee. Exhibit 4.5 to Intermedia's Registration Statement on Form S-3 (Commission File
                  No. 333-44875) filed with the Commission on April 18, 1996 is incorporated herein by reference.

 4.6        --    Indenture, dated as of May 27, 1998, between Intermedia and SunTrust Bank,
                  Central Florida, National Association, as trustee. Exhibit 4.6 to
                  Intermedia's Form S-4 is incorporated herein by reference.

 4.7        --    Rights Agreement dated as of March 7, 1996, between Intermedia and
                  Continental Stock Transfer and Trust Company. Exhibit 4.1 to
                  Intermedia's Current Report on Form 8-K filed with the Commission on
                  March 12, 1996 is incorporated herein by reference.

 4.7(a)     --    Amendment to Rights Agreement, dated as of February 20, 1997 between
                  Intermedia and Continental Stock Transfer & Trust Company. Exhibit
                  4.4(a) to Intermedia's Annual Report on Form 10-K for the year ended
                  December 31, 1996 is incorporated herein by reference.

 4.7(b)     --    Amendment to Rights Agreement, dated as of January 27, 1998 between
                  Intermedia and Continental Stock Transfer & Trust Company. Exhibit
                  4.6(b) to Intermedia's Annual Report on Form 10-K (the "1997 Form
                  10-K") is incorporated herein by reference.

 4.8        --    Certificate of Designation of Voting Power, Designation Preferences and
                  Relative, Participating, Optional and Other Special Rights and
                  Qualifications, Limitations, and Restrictions of 7% Series F Junior
                  Convertible Preferred Stock of the Company filed with the Secretary of
                  State of the State of Delaware August 17, 1998. Exhibit 4.8 to
                  Intermedia's Registration Statement on Form S-3/A filed February 1,
                  1999 is incorporated herein by reference.

 4.9        --    Registration Rights Agreement, dated August 18, 1999, among the Company and the Initial Purchasers, Exhibit 4.7 to Intermedia's Registration
                  Statement on Form S-3/A filed January 12, 1999, is incorporated herein by reference.

4.10        --    Deposit Agreement, dated August 18, 1999, among the Company and
                  Continental Stock Transfer & Trust Company. Exhibit 4.9 to
                  Intermedia's Registration Statement on Form S-3/A filed January 12,
                  1999, is incorporated herein by reference.

4.11        --    Senior Note Indenture, dated February 24, 1999, between Intermedia and SunTrust Bank, Central Florida National Association, as trustee.
                  Exhibit 4.7 to Intermedia's Registration Statement on Form S-4 filed
                  April 15, 1999, (No. 333-76363) is incorporated herein by reference.

4.12        --    Senior Subordinated Note Indenture, dated February 24, 1999, between
                  Intermedia and the SunTrust Bank, Central Florida National
                  Association, as trustee. Exhibit 4.8 to Intermedia's Registration
                  Statement on Form S-4 filed April 15, 1999, (No. 333-76363) is incorporated herein by reference.

4.13        --    Senior Note Registration Rights Agreement, dated February 24, 1999, among Intermedia and the Initial Purchasers. Exhibit 4.9 to
                  Intermedia's Registration Statement on Form S-4 filed April 15, 1999,
                  (No. 333-76363) is incorporated herein by reference.

4.14        --    Senior Subordinated Note Registration Rights Agreement, dated February
                  24, 1999, among Intermedia and the Initial Purchasers. Exhibit 4.10 to
                  Intermedia's Registration Statement on Form S-4 filed April 15, 1999,
                  (No. 333-76363) is incorporated herein by reference.

4.15        --    Certificate of Designation for the 7% Series G Junior Convertible
                  Participating Preferred Stock. Exhibit 4.1 to Intermedia's Form 8-K
                  dated February 17, 2000 is incorporated herein by reference.

NUMBER                                            EXHIBIT
- ------                                            -------

4.16        --    Warrant Agreement, dated February 17, 2000, among Intermedia and ICI Ventures
                  LLC. Exhibit 4.2 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.

4.17        --    Warrant Agreement, dated February 17, 2000, among Intermedia and ICI Ventures
                  LLC. Exhibit 4.3 to Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.

4.18        --    Registration Rights Agreement, dated February 17, 2000, among Intermedia and
                  ICI Ventures LLC. Exhibit 4.4 to Intermedia's Form 8-K dated February
                  17, 2000 is incorporated herein by reference.

4.19        --    Certificate of Designation of Voting Power, Designation Preferences and
                  Relative, Participating, Optional and Other Special Rights and
                  Qualifications, Limitation and Restrictions of 14.12% Series H
                  Redeemable Preferred Stock of Intermedia. Exhibit 4.1 to Intermedia's
                  Form 10-Q for the quarter ended September 30, 2000 is incorporated herein by reference.

10.1        --    1992 Stock Option Plan. Exhibit 10.1 to the Form S-1 is incorporated herein by reference.

10.1(a)     --    Amendment to 1992 Stock Option Plan dated May 20, 1993. Exhibit 10.1(b)
                  to the Form S-1 is incorporated herein by reference.

10.1(b)     --    Amendment to 1992 Stock Option Plan dated as of December 16, 1997.
                  Exhibit 10.1(b) to Intermedia's Annual Report on Form 10-K for the
                  year ended December 31, 1997 (the "1997 Form 10-K") is incorporated herein by reference.

10.2        --    Long Term Incentive Plan. Exhibit 10.1(c) to Intermedia's Annual
                  Report on Form 10-K for the year ended December 31, 1995 (the "1995
                  Form 10-K") is incorporated herein by reference.

10.2(a)     --    Amendment to Long Term Incentive Plan dated as of December 16, 1997.
                  Exhibit 10.2(a) to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.3        --    1997 Equity Participation Plan for the Benefit of Employees of DIGEX.
                  Exhibit 10.3 to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.4        --    1997 Stock Option Plan for the Benefit of employees of DIGEX. Exhibit
                  10.4 to Intermedia's 1997 Form 10-K is incorporated herein by reference.

10.5        --    David C. Ruberg Employment Agreement, dated May 1, 1993, between David
                  C. Ruberg and Intermedia. Exhibit 10.2 to Intermedia's 1995 Form 10-K
                  is incorporated herein by reference.

10.6        --    Letter Agreement dated August 27, 1996 between Robert M. Manning and
                  Intermedia. Exhibit 10.6 to Intermedia's 1997 Form 10-K is
                  incorporated herein by reference.

10.8        --    Letter Agreement dated April 21, 1998 between E. Trevor Dignall and
                  Intermedia filed in Intermedia's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

10.9        --    Letter Agreement dated December 23, 1998 between Richard J. Buyens and Intermedia amended on December 1, 1999 filed in Intermedia's
                  Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

10.10       --    Sublease, dated August 28, 1995, between Intermedia and Pharmacy
                  Management Services, Inc. for its principal executive offices located at 3625 Queen Palm Drive, Tampa, Florida. Exhibit 10.3 to Intermedia's
                  1995 Form 10-K is incorporated herein by reference.

10.11       --    401(k) Plan. Exhibit 10.20 to Intermedia's Form S-1 is incorporated herein by reference.

10.12       --    Fourth Amendment to Credit Agreement, dated as of October 31, 2000, between Intermedia, Bank of America, N.A., the Bank of New York and
                  Toronto Dominion (Texas), Inc. and the Guarantors named therein amending the Revolving Credit Agreement . Exhibit 10.2 to Intermedia's
                  Form 10-Q for the quarter ended September 30, 2000 is incorporated herein by reference. Revolving Credit Agreement, dated December 22,
                  1999, between Intermedia, Bank of America N.A., the Bank of New York
                  and Toronto Domonion (Texas), Inc. Exhibit 10.12 to Intermedia's 1999
                  Form 10-K is incorporated herein by reference.


10.13       --    Letter Agreement dated December 1, 1999 between Richard W. Marchant and
                  Intermedia. Exhibit 10.13 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.14       --    Letter Agreement dated December 1, 1999 between Alfred G. Binford and
                  Intermedia. Exhibit 10.14 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.15       --    Letter Agreement dated December 1, 1999 between Patricia A. Kurlin and
                  Intermedia. Exhibit 10.15 to Intermedia's 1999 Form 10-K is
                  incorporated herein by reference.

10.16       --    Purchase Agreement, dated January 11, 2000, among Intermedia and ICI
                  Ventures LLC. Exhibit 10.1 Intermedia's Form 8-K dated February 17,
                  2000 is incorporated herein by reference.

10.17       --    Note Purchase Agreement dated as of October 31, 2000, between Intermedia and WorldCom, Inc. Exhibit 10.1 to Intermedia's Form 10-Q for the
                  quarter ended September 30, 2000 is incorporated herein by reference.

10.18       --    Letter Agreement dated July 11, 2000 between David D. Howe and Intermedia.

10.19       --    Stockholders Agreement among WorldCom, Inc., ICI Ventures LLC, David
                  Ruberg, John C. Baker, Philip A. Campbell, Ralph J. Sutcliffe, James
                  H. Greene, Jr., and Alexander Navab, Jr., dated as of September 1,
                  2000. Exhibit 10.1 to Intermedia's Form 8-K dated September 14, 2000 is incorporated herein by reference.

12.1        --    Statement Re: Computation of Ratios.

21          --    Subsidiaries of Intermedia.

23.1        --    Consent of Ernst & Young LLP.

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              INTERMEDIA COMMUNICATIONS INC.
                         (Registrant)

              By:              /s/ Jeanne M. Walters
                  ----------------------------------------------
                                Jeanne M. Walters
                          Vice President, Controller and
                              Chief Accounting Officer         December 7, 2001

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
INTERMEDIA COMMUNICATIONS INC.

         We have audited the accompanying consolidated balance sheets of Intermedia Communications Inc. and Subsidiaries ("Intermedia") as of December 31, 1999 and 2000, as restated, and the related consolidated statements of operations, stockholders' equity (deficit), as restated, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and schedule are the responsibility of Intermedia's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

         The accompanying financial statements, as restated, have been prepared assuming that Intermedia will continue as a going concern. As more fully described in Note 3, Intermedia has incurred recurring operating losses and has a net capital deficiency. These conditions and other factors raise substantial doubt about Intermedia's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements, as restated, do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ ERNST & YOUNG LLP

Tampa, Florida

February 15, 2001, except for the thirteenth and last paragraphs of Note 16 as to which dates are March 2, 2001 and February 27, 2001, respectively, Note 21, as to which the date is March 2, 2001, and paragraphs 14 through 19 of
Note 11 as to which the date is November 27, 2001.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           DECEMBER 31,
                                                                                                  ----------------------------
                                                                                                      1999             2000
                                                                                                  -----------      -----------
                                                                                                                    (RESTATED)
                                                              ASSETS
Current assets:
   Cash and cash equivalents....................................................................  $   240,827      $   114,726
   Restricted investments.......................................................................       10,252           15,450
   Accounts receivable, less allowance for doubtful accounts of $29,056 in
      1999 and $58,410 in 2000..................................................................      287,771          283,621
   Income tax receivable........................................................................           --           10,510
   Prepaid expenses and other current assets....................................................       38,289           61,621
                                                                                                  -----------      -----------
Total current assets............................................................................      577,139          485,928
Telecommunications equipment, net...............................................................    1,713,220        2,067,088
Investments -  available for sale...............................................................           --            9,016
Intangible assets, net..........................................................................      948,215          876,407
Other assets....................................................................................       57,848           46,033
                                                                                                  -----------      -----------
       Total assets.............................................................................  $ 3,296,422      $ 3,484,472
                                                                                                  ===========      ===========

                            LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable.............................................................................  $   106,918      $   126,414
   Accrued taxes................................................................................       15,542           23,635
   Accrued interest.............................................................................       32,822           19,035
   Other accrued expenses.......................................................................       33,967           45,390
   Advance billings.............................................................................       21,832           32,045
   Current portion of long-term debt............................................................        5,632          115,772
   Current portion of capital lease obligations.................................................       26,445           12,505
                                                                                                  -----------      -----------
      Total current liabilities.................................................................      243,158          374,796
Long term debt..................................................................................    2,503,911        1,918,326
Capital lease obligations.......................................................................      431,299          474,104
Other long-term liabilities.....................................................................           --            6,881
Minority interest...............................................................................       53,964          159,288
Redeemable preferred stock of subsidiary........................................................           --           71,572
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;
   600,000 shares authorized; 436,127 and 498,052 shares issued and outstanding in
   1999 and 2000, respectively..................................................................      426,889          489,787
Series D junior convertible preferred stock, $1.00 par value; 69,000 shares authorized;
   53,728 and 53,724 issued and outstanding in 1999 and 2000, respectively......................      133,268          133,914
Series E junior convertible preferred stock, $1.00 par  value; 87,500 shares authorized;
   64,892 and 64,047 shares issued and outstanding in 1999 and 2000, respectively...............      160,778          159,421
Series F junior convertible preferred stock, $1.00 par value; 92,000 shares authorized;
   and 79,600 shares issued and outstanding in 1999 and 2000, respectively......................      195,860          196,897
Series G junior convertible participating preferred stock, $1.00 par value;
   200,000 shares authorized; 200,000 issued and outstanding in 2000............................           --          168,082
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; 1,111,500 and 911,500
      shares authorized in 1999 and 2000, no shares issued                                                 --               --
   Series C preferred stock, $1.00 par value; 40,000 shares authorized, no shares issued                   --               --
   Common stock, $.01 par value; 150,000,000 shares authorized in 1999 and 2000;
      51,834,097 and 55,138,703 shares issued and outstanding in 1999 and 2000, respectively....          518              551
   Additional paid-in capital...................................................................      767,456          951,415
   Cumulative translation adjustment............................................................           --              (38)
   Unrealized gain on investment held for sale..................................................           --            7,016
   Accumulated deficit..........................................................................   (1,604,459)      (1,612,510)
   Deferred compensation........................................................................      (16,220)         (15,030)
                                                                                                  -----------      -----------
      Total stockholders' equity (deficit)....................................................       (852,705)        (668,596)
                                                                                                  -----------      -----------
      Total liabilities, redeemable preferred stock and stockholders' equity (deficit)..........  $ 3,296,422      $ 3,484,472
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

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                ADDITIONAL
                                                                           COMMON STOCK           PAID-IN
                                                                       ---------------------    -----------
                                                                         SHARES       AMOUNT      CAPITAL
                                                                       -----------    ------    -----------

BALANCE AT DECEMBER 31, 1997 .......................................    34,890,600     $ 349        243,940
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ................     1,245,665        12          8,423
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................       371,307         4         11,421
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................       413,566         4         12,790
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................        93,602         1          2,216
   Issuance of shares of common stock for
      LDS business combination .....................................     5,359,748        54        137,122
   Issuance of shares of common stock for
      National business combination ................................     2,909,796        29         88,720
   Conversion of Series D Preferred Stock to Common Stock ..........     2,028,940        20         40,917
   Conversion of Series E Preferred Stock to Common Stock ..........     1,422,953        14         43,011
   Forfeitures of and other changes to stock
      options and stock grants .....................................       (97,000)       (1)        (1,237)
   Amortization of deferred compensation ...........................            --        --             --
   Other equity adjustments ........................................         9,816        --             90
   Preferred stock dividends and accretions ........................            --        --             --
   Other comprehensive income (net of taxes):
   Net loss ........................................................            --        --             --
        Total comprehensive income .................................            --        --             --
                                                                       -----------     -----    -----------
BALANCE AT DECEMBER 31, 1998 .......................................    48,648,993       486        587,413
   Exercise of stock options and warrants at
      prices ranging from $.26 to $29 per share ....................     1,371,216     $  14         11,310
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................       517,979         5          9,400
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................       537,091         5         11,300
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................       663,081         7         14,041
   Conversion of Series D Preferred Stock to common stock ..........        51,543         1            979
   Conversion of Series F Preferred Stock to common stock ..........        23,768        --            974
   Issuance of common stock for acquisition of Entier ..............        60,117         1          1,298
   Minority Interest from IPO of subsidiary, net of issuance
      costs ........................................................            --        --        118,146
   Deferred compensation ...........................................            --        --         13,510
   Amortization of deferred compensation ...........................            --        --             --
   Other equity adjustments ........................................       (39,690)       (1)        (1,015)
   Preferred stock dividends and accretions ........................            --        --             --
   Other comprehensive income (net of taxes):
   Net loss ........................................................            --        --             --
      Total comprehensive income ...................................            --        --             --
                                                                       -----------     -----    -----------
BALANCE AT DECEMBER 31, 1999 .......................................    51,834,098       518        767,456
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .................     1,919,238        19         20,396
   Tax benefit of employee stock options ...........................            --        --          1,474
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................       272,893         3          9,399
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................       327,116         3         11,279
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................       404,317         4         13,926
   Issuance of common stock for dividends on
      Series G Preferred Stock .....................................       303,774         3          9,253
   Conversion of Series D Preferred Stock to common stock ..........           515         0             10
   Conversion of Series E Preferred Stock to common stock ..........        69,852         1          2,111
   Issuance of Digex warrants ......................................            --        --         16,100
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ............................            --        --         63,149
   Issuance of warrants to KKR .....................................            --        --         30,764
   Deferred compensation ...........................................         6,900        --          6,098
   Amortization of deferred compensation ...........................            --        --             --
   Preferred stock dividends and accretions ........................            --        --             --
   Other comprehensive income (net of taxes):
   Net income (loss) ...............................................            --        --             --
   Foreign currency translation adjustment .........................            --        --             --
   Unrealized gain/loss on investment ..............................            --        --             --
      Total comprehensive income ...................................            --        --             --
                                                                       -----------     -----    -----------
BALANCE AT DECEMBER 31, 2000 (RESTATED).............................    55,138,703     $ 551    $   951,415
                                                                       ===========     =====    ===========
                                                                                                                CUMULATIVE
                                                                              ACCUMULATED         DEFERRED     TRANSLATION
                                                                                DEFICIT         COMPENSATION    ADJUSTMENT
                                                                              -----------       ------------   -----------
BALANCE AT DECEMBER 31, 1997 .......................................             (376,006)          (8,292)          --
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................              (11,425)              --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................              (12,794)              --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................               (2,217)              --           --
   Issuance of shares of common stock for
      LDS business combination .....................................                   --               --           --
   Issuance of shares of common stock for
      National business combination ................................                   --               --           --
   Conversion of Series D Preferred Stock to Common Stock ..........               (4,702)              --           --
   Conversion of Series E Preferred Stock to Common Stock ..........               (6,278)              --           --
   Forfeitures of and other changes to stock
      options and stock grants .....................................                   --            1,238           --
   Amortization of deferred compensation ...........................                   --            2,086           --
   Other equity adjustments ........................................                   --               --           --
   Preferred stock dividends and accretions ........................              (52,928)              --           --
   Other comprehensive income (net of taxes):
   Net loss ........................................................             (487,229)              --           --
        Total comprehensive income .................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 1998 .......................................             (953,579)          (4,968)          --
   Exercise of stock options and warrants at
      prices ranging from $.26  to $29 per share ...................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................               (9,455)              --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................              (11,355)              --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................              (14,048)              --           --
   Conversion of Series D Preferred Stock to common stock ..........                   --               --           --
   Conversion of Series F Preferred Stock to common stock ..........                   --               --           --
   Issuance of common stock for acquisition of Entier ..............                   --               --           --
   Minority Interest from IPO of subsidiary, net of issuance
      costs ........................................................                   --               --           --
   Deferred compensation ...........................................                   --          (13,510)          --
   Amortization of deferred compensation ...........................                   --            2,258           --
   Other equity adjustments ........................................                   --               --           --
   Preferred stock dividends and accretions ........................              (57,596)              --           --
   Other comprehensive income (net of taxes):
   Net loss ........................................................             (558,426)              --           --
      Total comprehensive income ...................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 1999 .......................................           (1,604,459)         (16,220)          --
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .................                   --               --           --
   Tax benefit of employee stock options ...........................                   --               --           --
   Issuance of common stock for dividends on
      Series D Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series E Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series F Preferred Stock .....................................                   --               --           --
   Issuance of common stock for dividends on
      Series G Preferred Stock .....................................                   --               --           --
   Conversion of Series D Preferred Stock to common stock ..........                   --               --           --
   Conversion of Series E Preferred Stock to common stock ..........                   --               --           --
   Issuance of Digex warrants ......................................                   --               --           --
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ............................                   --               --           --
   Issuance of warrants to KKR .....................................                   --               --           --
   Deferred compensation ...........................................                   --           (6,098)          --
   Amortization of deferred compensation ...........................                   --            7,288           --
   Preferred stock dividends and accretions ........................             (120,641)              --           --
   Other comprehensive income (net of taxes):
   Net income (loss) ...............................................              112,590               --           --
   Foreign currency translation adjustment .........................                   --               --          (38)
   Unrealized gain/loss on investment ..............................                   --               --           --
      Total comprehensive income ...................................                   --               --           --
                                                                              -----------         --------         ----
BALANCE AT DECEMBER 31, 2000 (RESTATED).............................          $(1,612,510)        $(15,030)        $(38)
                                                                              ===========         ========         ====

                                                                       UNREALIZED               TOTAL
                                                                      GAIN/LOSS ON          STOCKHOLDERS'
                                                                       INVESTMENT              DEFICIT
                                                                      ------------          -------------
BALANCE AT DECEMBER 31, 1997 ...............................            $      --             $(140,009)
   Exercise of stock options and warrants at
      prices ranging from $0.26 to $29.00 per share ........                   --                 8,435
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                    --
   Issuance of shares of common stock for
      LDS business combination .............................                   --               137,176
   Issuance of shares of common stock for
      National business combination ........................                   --                88,749
   Conversion of Series D Preferred Stock to Common Stock ..                   --                36,235
   Conversion of Series E Preferred Stock to Common Stock ..                   --                36,747
   Forfeitures of and other changes to stock
      options and stock grants .............................                   --                    --
   Amortization of deferred compensation ...................                   --                 2,086
   Other equity adjustments ................................                   --                    90
   Preferred stock dividends and accretions ................                   --               (52,928)
   Other comprehensive income (net of taxes):
   Net loss ................................................                                   (487,229)
                                                                                              ---------
      Total comprehensive income ...........................                   --              (487,229)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 1998 ...............................                                  $ 370,648
   Exercise of stock options and warrants at
      prices ranging from $.26 to $29 per share ............                   --                11,324
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                    --
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                    --
   Conversion of Series D Preferred Stock to common stock ..                   --                   980
   Conversion of Series F Preferred Stock to common stock ..                   --                   974
   Issuance of common stock for acquisition of Entier ......                   --                 1,299
   Minority Interest from IPO of subsidiary, net of issuance
      costs ................................................                   --               118,146
   Deferred compensation ...................................                   --                    --
   Amortization of deferred compensation ...................                   --                 2,258
   Other equity adjustments ................................                   --                (1,016)
   Preferred stock dividends and accretions ................                   --               (57,596)
   Other comprehensive income (net of taxes):
   Net loss ................................................                   --              (558,426)
                                                                                              ---------
      Total comprehensive income ...........................                   --              (558,426)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 1999 ...............................                   --             $(852,705)
   Exercise of stock options and warrants at
      prices ranging from $.26 to $54.38 per share .........                   --             $  20,415
   Tax benefit of employee stock options ...................                   --                 1,474
   Issuance of common stock for dividends on
      Series D Preferred Stock .............................                   --                 9,402
   Issuance of common stock for dividends on
      Series E Preferred Stock .............................                   --                11,282
   Issuance of common stock for dividends on
      Series F Preferred Stock .............................                   --                13,930
   Issuance of common stock for dividends on
      Series G Preferred Stock .............................                   --                 9,256
   Conversion of Series D Preferred Stock to common stock ..                   --                    10
   Conversion of Series E Preferred Stock to common stock ..                   --                 2,112
   Issuance of Digex warrants ..............................                   --                16,100
   Minority interest from secondary offering of
      subsidiary, net of issuance costs ....................                   --                63,149
   Issuance of warrants to KKR .............................                   --                30,764
   Deferred compensation ...................................                   --                    --
   Amortization of deferred compensation ...................                   --                 7,288
   Preferred stock dividends and accretions ................                   --              (120,641)
   Other comprehensive income (net of taxes):
   Net income (loss) .......................................                   --               112,590
   Foreign currency translation adjustment .................                   --                   (38)
   Unrealized gain/loss on investment ......................                7,016                 7,016
                                                                                              ---------
      Total comprehensive income ...........................                   --              (105,536)
                                                                        ---------             ---------
BALANCE AT DECEMBER 31, 2000 (RESTATED).....................            $   7,016             $(668,596)
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

3.  GOING CONCERN

         At December 31, 2000, Intermedia had a stockholders' deficit of $(668,596) and had incurred losses attributable to common stockholders of approximately $(577,573), $(650,881), and $(8,051) (including a non-recurring gain of $864,321 related to the sale of Intermedia's investment in Digex) for the years ended December 31, 1998, 1999 and 2000, respectively. Intermedia currently has limited financial resources available to fund ongoing expected operating losses and capital expenditures. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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

         Long-term debt maturities as of December 31, 2000 for the next five years are as follows:

2001  ..........................................................................   $  115,772
2002 ...........................................................................        1,434
2003 ...........................................................................           --
2004 ...........................................................................           --
2005 ...........................................................................           --
Thereafter......................................................................    1,916,892
                                                                                   ----------
                                                                                   $2,034,098
                                                                                   ==========

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Intermedia's financial instruments at December 31 are as follows:

                                                                          1999                           2000
                                                                 ------------------------       -------------------------
                                                                 CARRYING                       CARRYING
                                                                  AMOUNT       FAIR VALUE        AMOUNT       FAIR VALUE
                                                                 --------      ----------       --------     ------------
Assets:                                                                                         (RESTATED)    (RESTATED)
 Cash and cash equivalents..............................          $240,827       $240,827       $ 114,726    $   114,726
 Restricted investments, current and
      non-current.......................................            10,252         10,252          15,450         15,450
 Accounts receivable....................................           287,771        287,771         283,621        283,621
Investments Available for Sale..........................                --             --           9,016          9,016
Liabilities:
   Accounts payable.....................................           106,918        106,918         126,414        126,414
   Short-term and Long-term debt:
      12.5% Senior Discount Notes.......................           279,455        288,750         315,554        231,000
      11.25% Senior Discount Notes......................           491,121        480,260         472,132        335,400
      8.875% Senior Notes...............................           260,250        243,334         185,250        129,675
      8.5% Senior Notes.................................           400,000        367,000         210,000        147,000
      8.6% Senior Notes.................................           500,000        461,250         325,000        227,500
      9.5% Senior Notes.................................           298,725        288,750         159,060        114,400
      12.25% Senior Subordinated Discount Notes.........           221,883        218,400         249,895        145,600
      Revolving Line of Credit..........................            50,000         50,000         113,000        113,000
      Other notes payable...............................             8,109          8,109           4,207          4,207
      Redeemable preferred stock of subsidiary..........                --             --          71,572        100,000
      Series B redeemable exchangeable
        preferred stock.................................           426,889        427,404         489,787        249,027
      Series D junior convertible preferred
        stock...........................................           133,268        278,042         133,914         70,378
      Series E junior convertible
        preferred stock.................................           160,778        221,443         159,421         69,510
      Series F junior convertible
        preferred stock.................................           195,860        211,648         196,897         77,403
      Series G junior convertible
        preferred stock.................................                --             --         168,082        168,082

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

11.  REDEEMABLE PREFERRED STOCK (RESTATED)

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

         Since redemption features are not solely within its control, Intermedia has restated its consolidated balance sheet as of December 31, 2000 to report redeemable equity outside of stockholders' equity. The result of which was to reduce stockholders' equity in the amount of $71.6 million (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits).

         Intermedia will accrete the Digex Series A preferred stock discount of $16.1 million beginning in 2001 to the mandatory conversion date in January 2005. To date, Intermedia believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia and the availability of funds which would prohibit the holder's elected redemption of the securities. Intermedia also believes that the accretion will not have an impact on its business operations or its cash flows.

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
                                                                      =========

21. SUBSEQUENT EVENTS

    On March 2, 2001, Digex and certain subsidiaries of WorldCom agreed to enter into four commercial agreements. These commercial agreements will become effective at or before the consummation of the merger pursuant to the merger agreement. The principal terms of the four commercial agreements are generally described as follows:

- --   Sales Channel Agreement. Under this agreement, WorldCom will resell the
     Digex portfolio of managed Web hosting products. If Digex satisfies certain service level commitments, WorldCom agrees to purchase up to a total of $500.0 million during the period from 2001 through 2003. Digex and WorldCom will share costs and profits generated from the WorldCom sales channel.

- --   Funding Agreement. After the completion of the Merger, WorldCom's Board of Directors will review the Digex business plans for 2001 and 2002 approved by the Digex Board of Directors. If these business plans are approved by the WorldCom Board of Directors, WorldCom agrees to loan Digex funds for these business plans; the loan rate will be LIBOR plus 300 basis points. Repayment will be made over a four-year period commencing in 2003. However, the funding agreement would not prevent Digex from seeking replacement funding from other sources.

- --   Facilities Agreement. Managed Web hosting facilities for Digex will be built into several WorldCom data centers in the United States and around the globe. Digex will lease space from WorldCom at these data centers based on customer demand.

- --   Network  Agreement.  This agreement permits Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities.

SCHEDULE II - Valuation and Qualifying Accounts


                                                                           (In thousands)
                                                                       Additions
                                                  ----------   -----------------------    ----------   ----------
                                                  Balance at   Charged to                 Charged to   Balance at
                                                  Beginning    Costs and       Other      Deductions-     End of
Description                                       of Period    Expenses       Accounts     Describe       Period
- -----------                                       ----------   ----------     --------    ----------   ----------

For the year ended December 31, 1998:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $  4,251      24,461         2,680        9,163(1)     $ 22,229
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      101,279     134,698            --           --         235,977
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $     --      32,300(2)         --       26,800(2)        5,500
                                                  ========     =======         =====       ======        ========

For the year ended December 31, 1999:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $ 22,229      20,499            --       13,672(1)     $ 29,056
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      235,977     210,152            --            -         446,129
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $  5,500          --            --        4,800(2)          700
                                                  ========     =======         =====       ======        ========

For the year ended December 31, 2000:
    Deducted from asset accounts:
            Allowance for doubtful accounts       $ 29,056      75,208            --       45,854(1)     $ 58,410
                                                  ========     =======         =====       ======        ========
            Allowance for deferred tax assets      446,129          --            --       30,881(3)      415,248
                                                  --------     -------         -----       ------        --------
Restructuring reserve                             $    700          --            --          700(2)           --
                                                  ========     =======         =====       ======        ========

---------------
(1)  Uncollectible Accounts written off, net of recoveries.
(2) Amounts represent accruals, payments and other reductions as disclosed in the Notes to Intermedia's Consolidated Financial Statements.
(3)  Tax asset reduced by income tax liability incurred.