Form 10-Q/A
period 2001-03-31
INTERMEDIA COMMUNICATIONS INC
filed 2001-12-07
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX

                                                                                              PAGE
                                                                                               NO.
                          PART I. FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Condensed Consolidated Statements of Operations---Three-months ended March 31, 2001 and 2000 (Restated)......................................  3
              Condensed Consolidated Balance Sheets--March 31, 2001
                and December 31, 2000 (Restated)..............................................  4
              Condensed Consolidated Statements of Cash Flows--Three-months ended March 31, 2001 and 2000.................................................  5
              Notes to Condensed Consolidated Financial Statements............................  6

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 27

ITEM 5.       OTHER INFORMATION............................................................... 27

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................ 27

SIGNATURES.................................................................................... 29

                              EXPLANATORY NOTE

Pursuant to this Form 10-Q/A, Intermedia Communications Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, originally filed with the Securities and Exchange Commission on May 15, 2001, to restate the condensed consolidated financial statements and update certain information in the notes to the condensed consolidated financial statements (Part I, Item 1).

The carrying amount of the Digex Series A Convertible Preferred Stock was originally reported in stockholders' equity in the condensed consolidated financial statements included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through June 30, 2001 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the Digex Series A Convertible Preferred Stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock of subsidiary at December 31, 2000 in Intermedia's Annual Report on Form 10-K/A and at March 31, 2001 in this Form 10-Q/A. Refer to Note 9 to the condensed consolidated financial statements for additional information.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                       THREE MONTHS ENDED
                                                                               -----------------------------------
                                                                               MARCH 31, 2001       MARCH 31, 2000
                                                                               --------------       --------------
                                                                                 (RESTATED)
Revenues:
       Data, internet and web hosting ..................................        $    155,448         $    112,349
       Local access and voice ..........................................              77,107              108,544
       Integration services ............................................              35,216               38,623
                                                                                ------------         ------------
                                                                                     267,771              259,516

 Expenses:
       Network operations ..............................................             109,789               90,169
       Facilities administration and maintenance .......................              54,644               37,108
       Cost of goods sold ..............................................              21,649               26,689
       Selling, general and administrative .............................             108,331               90,447
       Depreciation and amortization ...................................             134,582               89,310
       Deferred compensation ...........................................               2,666                3,664
       Business restructuring, merger-related and other charges ........              20,792                2,630
                                                                                ------------         ------------
                                                                                     452,453              340,017
                                                                                ------------         ------------
Loss from operations ...................................................            (184,682)             (80,501)

fOther income (expense):
       Interest expense ................................................             (66,417)             (72,933)
       Gain on sale of Digex stock .....................................                  --              864,321
       Interest and other income .......................................              10,219               13,818
                                                                                ------------         ------------
Net income (loss) before minority interest and income taxes ............            (240,880)             724,705
Provision for income taxes .............................................                  --               23,423
                                                                                ------------         ------------
Net income (loss) before minority interest .............................            (240,880)             701,282
Minority interest in net loss of subsidiary ............................              16,803                8,299
                                                                                ------------         ------------
Net income (loss) before cumulative change in accounting principle .....            (224,077)             709,581
Cumulative effect of a change in accounting principle ..................                  --                 (166)
                                                                                ------------         ------------
Net income (loss) ......................................................            (224,077)             709,415
Preferred stock dividends and accretions ...............................             (33,350)             (25,946)
                                                                                ------------         ------------
Net income (loss) attributable to common stockholders ..................        $   (257,427)        $    683,469
                                                                                ============         ============

Net income (loss) per common share:
       Basic ...........................................................        $      (4.60)        $      13.01
                                                                                ============         ============
       Diluted .........................................................        $      (4.60)        $       9.02
                                                                                ============         ============

Weighted average number of shares outstanding:
       Basic ...........................................................          56,023,105           52,545,409
       Diluted .........................................................          56,023,105           77,010,101




                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                               MARCH 31, 2001    DECEMBER 31, 2000
                                                                                               --------------    -----------------
                                                                                                 (RESTATED)          (RESTATED)
                                  ASSETS
Current assets:
      Cash and cash equivalents .........................................................      $      44,752       $     114,726
      Restricted investments ............................................................             15,660              15,450
      Accounts receivable, less allowance for
         doubtful accounts of $47,065 in 2001 and $58,410 in 2000 .......................            269,561             283,621
      Income tax receivable .............................................................                671              10,510
      Prepaid expenses and other current assets .........................................             61,080              61,621
                                                                                               -------------       -------------
         Total current assets ...........................................................            391,724             485,928
      Telecommunications equipment, net .................................................          2,058,458           2,067,088
      Investments available for sale ....................................................                 --               9,016
      Intangible assets, net ............................................................            858,457             876,407
      Other assets ......................................................................             42,140              46,033
                                                                                               -------------       -------------

         Total assets ...................................................................      $   3,350,779       $   3,484,472
                                                                                               =============       =============

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable ..................................................................      $     116,374       $     126,414
      Other accrued expenses ............................................................            114,941             120,105
      Current portion of long-term debt and capital lease obligations ...................            207,790             128,277
                                                                                               -------------       -------------
         Total current liabilities ......................................................            439,105             374,796
Other long-term liabilities .............................................................              5,238               6,881
Long-term debt and capital lease obligations ............................................          2,438,953           2,392,430
Minority interest .......................................................................            142,485             159,288
Redeemable preferred stock of subsidiary ................................................             74,567              71,572
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized;514,863 and 498,052 issued and outstanding
  in 2001 and 2000, respectively ........................................................            506,844             489,787
Series D junior convertible preferred stock and accrued dividends, $1.00 par value; 69,000 shares authorized; 53,724 issued and outstanding
  in 2001 and 2000, respectively ........................................................            134,079             133,914
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,047 shares issued and outstanding in 2001 and 2000,
  respectively ..........................................................................            159,619             159,421
Series F junior convertible preferred stock and accrued dividends, $1.00 par value; 92,000 shares authorized; 79,600 shares issued and outstanding
  in 2001 and 2000, respectively ........................................................            197,157             196,897
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized; 200,000 shares issued and outstanding in 2001
   and 2000, respectively ...............................................................            170,611             168,082
Stockholders' equity (deficit):
      Preferred stock, $1.00 par value; 911,500 authorized in 2001 and 2000,
        respectively, no shares issued ..................................................                 --                  --
      Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
        shares issued ...................................................................                 --                  --
      Common stock, $.01 par value; 150,000,000 shares authorized in 2001 and and 2000; 56,757,677 and 55,138,703 shares issued and outstanding
        in 2000 and 1999, respectively ..................................................                568                 551
      Additional paid-in capital ........................................................            963,287             951,415
      Cumulative translation adjustment .................................................               (123)                (38)
      Unrealized gain on investment .....................................................                 --               7,016
      Accumulated deficit ...............................................................         (1,868,931)         (1,612,510)
      Deferred compensation .............................................................            (12,680)            (15,030)
                                                                                               -------------       -------------
Total stockholders' equity (deficit) ....................................................           (917,879)           (668,596)
                                                                                               -------------       -------------
Total liabilities, redeemable preferred stock and stockholders' equity (deficit) ........      $   3,350,779       $   3,484,472
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

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                     MARCH 31, 2001        MARCH 31, 2000
                                                                                     --------------        --------------
OPERATING ACTIVITIES
       Net income (loss) ....................................................        $    (224,077)        $     709,415
       Cumulative effect of a change in accounting principle ................                   --                   166
       Adjustments to reconcile net income to net cash
          used in operating activities:
             Gain on sale of Digex stock ....................................                   --              (864,321)
             Depreciation and amortization ..................................              136,823                90,941
             Amortization of deferred compensation ..........................                1,500                 3,710
             Non cash restructuring charges .................................                   --                   (43)
             Accretion of interest on notes payable .........................               30,268                30,222
             Provision for doubtful accounts ................................                8,596                 6,682
             Gain on sale of property and equipment .........................                  234                   475
             Gain on sale of available for sale security ....................              (11,320)                   --
             Minority interest in net loss of subsidiary ....................              (16,803)               (8,299)
             Changes in operating assets and liabilities:
               Accounts receivable ..........................................                5,465               (28,696)
               Prepaid expenses and other current assets ....................                  542                (7,203)
               Other assets .................................................                1,668                   (91)
               Accounts payable .............................................              (10,040)              (24,457)
               Other accrued expenses .......................................                3,061                16,032
                                                                                     -------------         -------------
                 Net cash used in operating activities ......................              (74,083)              (75,467)

INVESTING ACTIVITIES
       Purchases of restricted investments ..................................                 (210)               (3,597)
       Purchases of telecommunications equipment ............................             (102,372)             (134,592)
       Proceeds from sale of available for sale security ....................               13,320                    --
       Proceeds from sale of Digex stock, net of issuance costs .............                   --               914,183
       Proceeds from sale of telecommunications equipment ...................                  701                    29
                                                                                     -------------         -------------
                 Net cash provided by (used in) investing activities ........              (88,561)              776,023

FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt, net of issuance costs ......              111,984                24,790
       Proceeds from termination of capital leases ..........................                   --                   342
       Proceeds from issuance of common stock of subsidiary,
         net of issuance costs ..............................................                   --               171,675
       Proceeds from issuance of preferred stock, net of issuance costs .....                   --               187,456
       Proceeds from issuance of preferred stock of subsidiary, net .........                   --                85,000
       Exercise of common stock warrants and options ........................                1,581                11,189
       Principal payments on long-term debt and capital lease obligations ...              (20,810)             (113,341)
                                                                                     -------------         -------------
                  Net cash provided by financing activities .................               92,755               367,111

Increase (decrease) in cash and cash equivalents ............................              (69,889)            1,067,667
Effect of exchange rates on cash ............................................                  (85)                   --
Cash and cash equivalents at beginning of period ............................              114,726               240,827
                                                                                     -------------         -------------

Cash and cash equivalents at end of period ..................................        $      44,752         $   1,308,494
                                                                                     =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ...............................................................        $      32,937         $      43,702
Preferred stock issued as dividends on preferred stock ......................               16,809                14,719
Common stock issued as dividends on preferred stock .........................               12,135                 8,672
Accretion of preferred stock (Restated)......................................                4,406                   879
Assets purchased through capital leases .....................................                4,577                    --

                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K/A of Intermedia Communications Inc. for the year ended December 31, 2000.

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

NOTE 3.  GOING CONCERN

         At December 31, 2000, Intermedia had a stockholders' deficit of $(668.6) million and had incurred losses attributable to common stockholders of approximately $(577.6) million, $(650.9) million, and $(8.1) million (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex) for the years ended December 31, 1998, 1999 and 2000, respectively. Intermedia also incurred additional losses attributable to common stockholders of approximately $(257.4) million during the three months ended March 31, 2001. Intermedia currently has limited financial resources available to fund ongoing expected operating losses and capital expenditures. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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

NOTE  6.  EARNINGS PER SHARE
         The following table sets forth the computation of basic and diluted income (loss) per share of Intermedia Common stock (dollars in thousands, except share and per share amounts):

                                                                             THREE MONTHS ENDED
                                                                              MARCH 31, 2001
                                                                         2001                 2000
                                                                     ------------         ------------
                                                                      (RESTATED)
Numerator:
  Net income (loss)                                                  $   (224,077)        $    709,415
  Preferred stock dividends and accretions                                (33,350)             (25,946)
                                                                     ------------         ------------
  Numerator for basic income (loss) per
      share - income (loss) attributable to
      common stockholders                                                (257,427)             683,469
Effect of dilutive securities                                                  --               10,973
                                                                     ------------         ------------
  Numerator for diluted income (loss) per share income (loss)
      attributable to common stockholders after assumed
      conversions                                                    $   (257,427)        $    694,442
Denominator:
 Denominator for basic income (loss) per
  share weighted-average shares                                        56,023,105           52,545,409
 Effect of dilutive securities                                                 --           24,464,692
                                                                     ------------         ------------
 Denominator for diluted income (loss) per
  share - adjusted weighted-average shares                             56,023,105           77,010,101
                                                                     ============         ============

Basic income (loss) per share of
  common share                                                       $      (4.60)        $      13.01
                                                                     ============         ============
Diluted income (loss) per share of
  common share                                                       $      (4.60)        $       9.02
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

NOTE 9.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (Restated)

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

         Since redemption features are not solely within its control, Intermedia has restated its consolidated balance sheet as of March 31, 2001 and December 31, 2000 to report redeemable equity outside of stockholders' equity. The result of which was to reduce stockholders' equity in the amount of $74.6 million and $71.6 million as of March 31, 2001 and December 31, 2000, respectively (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $2.0 million was used for equipment purchases in 2001).

         In its restated consolidated statement of operations, Intermedia is accreting the Digex Series A preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss attributable to common stockholders by approximately $1.0 million (or $0.02 per share) for the three months ended March 31, 2001. To date, Intermedia believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia and the availability of funds which would prohibit the holder's elected redemption of the securities. Intermedia also believes that the accretion will not have an impact on its business operations or its cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in Intermedia's Annual Report on Form 10-K/A for the year ended December 31, 2000, filed with the Commission.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:


                                                         THREE MONTHS ENDED MARCH 31,
                                                            2001              2000
                                                          --------          --------
                                                          RESTATED
Revenues:
   Data, internet and web hosting                             58.0%             43.3%
   Local access and voice                                     28.8              41.8
   Integration services                                       13.2              14.9
                                                          --------          --------
                                                             100.0             100.0
Expenses:
   Network operations                                         41.0              34.7
   Facilities administration and
     maintenance                                              20.4              14.3
   Cost of goods sold                                          8.1              10.3
   Selling, general and administrative                        40.4              34.9
   Depreciation and amortization                              50.3              34.4
   Deferred compensation                                       1.0               1.4
 Business restructuring, merger-related and
      Other charges                                            7.8               1.0
                                                          --------          --------
 Loss from operations                                        (69.0)            (31.0)
                                                                            --------
 Other income (expense):

   Interest expense                                          (24.8)            (28.1)
   Gain on sale of Digex stock                                  --             333.1
   Interest and other income                                   3.8               5.3
                                                          --------          --------
   Net income (loss) before minority
     interest and income taxes                               (90.0)            279.3
   Provision for income taxes                                   --               9.0
                                                          --------          --------
   Income (loss) before minority interest                    (90.0)            270.3
   Minority interest in net loss of subsidiary                 6.3               3.2
                                                          --------          --------
   Net income (loss) before cumulative effect of a
           Change in accounting principle                    (83.7)            273.5
   Cumulative effect of a change in accounting
           Principle                                            --               (.1)
                                                          --------          --------
   Net income (loss)                                         (83.7)            273.4
   Preferred stock dividends and accretions                  (12.4)            (10.0)
                                                          --------          --------
   Net income (loss) attributable to common
        stockholders                                         (96.1)%           263.4%
                                                          ========          ========


          The following table sets forth other statistical data derived from Intermedia's operating records:

                                                                  MARCH 31, 2001       MARCH 31, 2000
                                                                  --------------       --------------
Data, Internet and Web Hosting: (1)
         Web hosting servers                                           4,107                2,911
         Data switches in operation                                      211                  193
         NNI connections                                               1,108                  959

   Access and Voice: (1)
         ABN revenue ready buildings (2)                                 797                  664
         Voice switches in operation                                      29                   29
         Access line equivalents                                     658,480              566,113

   Employees (1)                                                       5,702                5,423

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

Preferred Stock Dividends and Accretions

         Preferred stock dividends and accretions increased 28.5% to $33.4 million for the first quarter of 2001 compared to $25.9 million for the same period in 2000 which is due to the increased number of shares outstanding for which dividends will accrue and the 2001 discount accretion on the Digex Series A preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

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

         As reflected in the report delivered by Intermedia's independent auditors, Ernst & Young LLP, in connection with the preparation of Intermedia's fiscal year 2000 audited consolidated financial statements, Intermedia's consolidated financial statements in the Annual Report on Form 10-K/A have been prepared assuming that Intermedia will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 3 to the accompanying condensed consolidated financial statements, Intermedia has had recurring operating losses and has a net capital deficiency. At March 31, 2001, Intermedia had a stockholders' deficit of $(917.9) million and had incurred losses attributable to common stockholders of approximately $(8.1) million (including a non-recurring gain of $864.3 million related to the sale of Intermedia's investment in Digex), $(650.9) million and $(577.6) million for the years ended December 31, 2000, 1999 and 1998, respectively. Intermedia also incurred $(257.4)
million in losses attributable to common stockholders in the three month period ended March 31, 2001. Intermedia currently has limited financial resources available to fund ongoing expected operating losses. These factors, among others, indicate that Intermedia may be unable to continue as a going concern.

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

         The information set forth above in this Form 10-Q/A that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities

Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties.

         Management wishes to caution you that all forward-looking statements contained in this Form 10-Q/A are only estimates and predictions. Actual results could differ materially from those anticipated in this Form 10-Q/A as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions included, but are not limited to, the "Risk Factors" in Intermedia's Annual Report on Form 10-K/A for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

Dated: December 7, 2001


                                   INTERMEDIA COMMUNICATIONS INC.
                                           (Registrant)


                                      /s/ Jeanne M. Walters
                                   ------------------------------
                                   Vice President, Controller and
                                       Chief Accounting Officer