Form 10-Q/A
period 2001-06-30
INTERMEDIA COMMUNICATIONS INC
filed 2001-12-07
CIK 885067

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

)

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

        Condensed Consolidated Statements of Operations--Three and
          Six months ended June 30, 2001 and 2000 (Restated).................. 3

        Condensed Consolidated Balance Sheets--June 30, 2001
          and December 31, 2000 (Restated).................................... 4

        Condensed Consolidated Statements of Cash Flows--Six months ended
          June 30, 2001 and 2000.............................................. 5

        Notes to Condensed Consolidated Financial Statements.................. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............26

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................26

ITEM 2. CHANGES IN SECURITIES.................................................26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................27

ITEM 5. OTHER INFORMATION.....................................................27

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................27

SIGNATURES ...................................................................29

                              EXPLANATORY NOTE

Pursuant to this Form 10-Q/A, Intermedia Communications Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, originally filed with the Securities and Exchange Commission on August 14, 2001, to restate the condensed consolidated financial statements and update certain information in the notes to the condensed consolidated financial statements (Part I, Item 1).

The carrying amount of the Digex Series A Convertible Preferred Stock was originally reported in stockholders' equity in the condensed consolidated financial statements included in the quarterly reports on Form 10-Q for each of the quarters in the period March 31, 2000 through June 30, 2001 and in the Annual Report on Form 10-K for the year ended December 31, 2000. However, because of certain redemption features of the Digex Series A Convertible Preferred Stock, the carrying amount was reclassified from stockholders' equity to redeemable preferred stock of subsidiary at December 31, 2000 in Intermedia's Annual Report on Form 10-K/A and at June 30, 2001 in this Form 10-Q/A. Refer to Note 8 to the condensed consolidated financial statements for additional information.

                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                  THREE MONTHS ENDED
                                                                                         --------------------------------
                                                                                         JUNE 30, 2001      JUNE 30, 2000
                                                                                         -------------      -------------
                                                                                          (RESTATED)
Revenues:
     Local access and voice .........................................................     $     68,934      $     80,720
     Data, internet and web hosting .................................................          160,841           127,947
     Integration services ...........................................................           31,459            36,902
                                                                                          ------------      ------------
                                                                                               261,234           245,569

Expenses:
     Network operations .............................................................          133,669            92,586
     Facilities administration and maintenance ......................................           57,856            42,696
     Cost of goods sold .............................................................           34,013            28,726
     Selling, general and administrative ............................................          210,946           152,514
     Depreciation and amortization ..................................................          127,249           117,195
     Deferred compensation ..........................................................              147             1,047
     Business restructuring, merger-related and other charges .......................           35,692             6,731
                                                                                          ------------      ------------
                                                                                               599,572           441,495
                                                                                          ------------      ------------
Loss from operations ................................................................         (338,338)         (195,926)

Other income (expense):
     Interest expense ...............................................................          (69,141)          (64,347)
     Gain on sale of Digex stock ....................................................               --                --
     Other income ...................................................................            2,374            17,007
                                                                                          ------------      ------------
Income (loss) before income taxes, minority interest, cumulative change
     in accounting principle and extraodinary item ..................................         (405,105)         (243,266)
Provision for income taxes ..........................................................               --            (2,193)
                                                                                          ------------      ------------
Income (loss) before minority interest, cumulative change in accounting
     principle and extraordinary item ...............................................         (405,105)         (245,459)
Minority interest in net loss of subsidiary .........................................           18,456            13,082
                                                                                          ------------      ------------
Income (loss) before cumulative change in accounting principle and extraordinary item         (386,649)         (232,377)
Cumulative change in accounting principle ...........................................               --                --
                                                                                          ------------      ------------
Income (loss) before extraordinary item .............................................         (386,649)         (232,377)
Extraordinary gain on early retirement of debt, net of tax ..........................               --            19,861
                                                                                          ------------      ------------
Net income (loss) ...................................................................         (386,649)         (212,516)
Preferred stock dividends and accretions ............................................          (33,958)          (31,747)
                                                                                          ------------      ------------
Net income (loss) attributable to common stockholders ...............................     $   (420,607)     $   (244,263)
                                                                                          ============      ============
Basic earnings (loss) per common share:
     Income (loss) per common share before extraordinary item .......................     $      (7.38)     $      (4.94)
     Extraordinary item .............................................................               --              0.37
                                                                                          ------------      ------------
     Net income (loss) per common share .............................................     $      (7.38)     $      (4.57)
                                                                                          ------------      ------------

Diluted earnings per common share:
     Income (loss) per common share before extraordinary item .......................     $      (7.38)     $      (4.94)
     Extraordinary item .............................................................               --              0.37
                                                                                          ------------      ------------
     Net income (loss) per common share .............................................     $      (7.38)     $      (4.57)
                                                                                          ------------      ------------

Weighted average number of shares outstanding:
     Basic ..........................................................................       57,025,680        53,403,956
     Diluted ........................................................................       57,025,680        53,403,956

                                                                                                   SIX MONTHS ENDED
                                                                                             ------------------------------
                                                                                             JUNE 30, 2001    JUNE 30, 2000
                                                                                             -------------    -------------
                                                                                              (RESTATED)
Revenues:
     Local access and voice .........................................................        $    146,041      $    189,264
     Data, internet and web hosting .................................................             316,288           240,295
     Integration services ...........................................................              66,676            75,525
                                                                                             ------------      ------------
                                                                                                  529,005           505,084
Expenses:
     Network operations .............................................................             243,458           182,755
     Facilities administration and maintenance ......................................             112,501            79,803
     Cost of goods sold .............................................................              55,662            55,415
     Selling, general and administrative ............................................             319,277           242,961
     Depreciation and amortization ..................................................             261,831           206,505
     Deferred compensation ..........................................................               2,813             4,711
     Business restructuring, merger-related and other charges .......................              56,484             9,362
                                                                                             ------------      ------------
                                                                                                1,052,026           781,512
                                                                                             ------------      ------------
Loss from operations ................................................................            (523,021)         (276,428)

Other income (expense):
     Interest expense ...............................................................            (135,557)         (137,280)
     Gain on sale of Digex stock ....................................................                  --           864,321
     Other income ...................................................................              12,593            30,826
                                                                                             ------------      ------------
Income (loss) before income taxes, minority interest, cumulative change
     in accounting principle and extraodinary item ..................................            (645,985)          481,439
Provision for income taxes ..........................................................                  --           (25,616)
                                                                                             ------------      ------------
Income (loss) before minority interest, cumulative change in accounting
     principle and extraordinary item ...............................................            (645,985)          455,823
Minority interest in net loss of subsidiary .........................................              35,259            21,381
                                                                                             ------------      ------------
Income (loss) before cumulative change in accounting principle and extraordinary item            (610,726)          477,204
Cumulative change in accounting principle ...........................................                  --              (166)
                                                                                             ------------      ------------
Income (loss) before extraordinary item .............................................            (610,726)          477,038
Extraordinary gain on early retirement of debt, net of tax ..........................                  --            19,861
                                                                                             ------------      ------------
Net income (loss) ...................................................................            (610,726)          496,899
Preferred stock dividends and accretions ............................................             (67,308)          (57,694)
                                                                                             ------------      ------------
Net income (loss) attributable to common stockholders ...............................        $   (678,034)     $    439,205
                                                                                             ============      ============
Basic earnings (loss) per common share:
     Income (loss) per common share before extraordinary item .......................        $     (11.99)     $       7.92
     Extraordinary item .............................................................                  --              0.38
                                                                                             ------------      ------------
     Net income (loss) per common share .............................................        $     (11.99)     $       8.30
                                                                                             ------------      ------------

Diluted earnings per common share:
     Income (loss) per common share before extraordinary item .......................        $     (11.99)     $       5.63
     Extraordinary item .............................................................                  --              0.25
                                                                                             ------------      ------------
     Net income (loss) per common share .............................................        $     (11.99)    $       5.88
                                                                                             ------------      ------------

Weighted average number of shares outstanding:
     Basic ..........................................................................          56,527,162        52,974,683
     Diluted ........................................................................          56,527,162        79,346,428

                            See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                             JUNE 30, 2001  DECEMBER 31, 2000
                                                                                             -------------  -----------------
                                                                                              (RESTATED)        (RESTATED)
                                                           ASSETS
Current assets:
     Cash and cash equivalents ..........................................................     $    20,618      $   114,726
     Restricted investments .............................................................          16,871           15,450
     Accounts receivable, less allowance for
        doubtful accounts of $149,901 in 2001 and $58,410 in 2000 .......................         167,508          283,621
     Income Tax Receivable ..............................................................             671           10,510
     Prepaid expenses and other current assets ..........................................          47,820           61,621
                                                                                              -----------      -----------
        Total current assets ............................................................         253,488          485,928
     Telecommunications equipment, net ..................................................       2,043,380        2,067,088
     Investments - available for sale ...................................................              --            9,016
     Intangible assets, net .............................................................         840,508          876,407
     Other assets .......................................................................          36,589           46,033
                                                                                              -----------      -----------
        Total assets ....................................................................     $ 3,173,965      $ 3,484,472
                                                                                              ===========      ===========

                                 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable ...................................................................     $   118,129      $   126,414
     Other accrued expenses .............................................................         161,116          120,105
     Current portion of long-term debt and capital lease obligations ....................         275,015          128,277
                                                                                              -----------      -----------
        Total current liabilities .......................................................         554,260          374,796
Other long-term liabilities .............................................................           4,230            6,881
Long-term debt and capital lease obligations ............................................       2,549,227        2,392,430
Minority interest .......................................................................         124,029          159,288
Redeemable preferred stock of subsidiary ................................................          76,661           71,572
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares authorized; 532,239 and 498,053 issued and outstanding
  in 2001 and 2000, respectively ........................................................         524,469          489,787
Series D junior convertible preferred stock and accrued dividends, $1.00 par value; 69,000 shares authorized; 53,724 issued and outstanding
  in 2001 and 2000 ......................................................................         134,244          133,914
Series E junior convertible preferred stock and accrued dividends, $1.00 par value;
  87,500 shares authorized; 64,047 shares issued and outstanding
  in 2001 and 2000 ......................................................................         159,817          159,421
Series F junior convertible preferred stock and accrued dividends, $1.00 par value; 92,000 shares authorized; 79,600 shares issued and outstanding
  in 2001 and 2000 ......................................................................         197,418          196,897
Series G junior convertible participating preferred stock and accrued dividends, $1.00 par value; 200,000 shares authorized; 200,000 shares issued and outstanding
  in 2001 and 2000 ......................................................................         173,178          168,082
Stockholders' deficit:
     Preferred stock, $1.00 par value; 911,500 authorized in 2001 and 2000,
       no shares issued .................................................................              --               --
     Series C preferred stock, $1.00 par value; 40,000 shares authorized, no
       shares issued ....................................................................              --               --
     Common stock, $.01 par value; 150,000,000 shares authorized in 2001 and and 2000; 57,787,330 and 55,138,703 shares issued and outstanding
       in 2001 and 2000, respectively ...................................................             578              551
     Additional paid-in capital .........................................................         974,902          951,415
     Cumulative translation adjustment ..................................................            (244)             (38)
     Accumulated deficit ................................................................      (2,288,531)      (1,612,510)
     Unrealized gain on investment ......................................................              --            7,016
     Deferred compensation ..............................................................         (10,273)         (15,030)
                                                                                              -----------      -----------
Total stockholders' deficit .............................................................      (1,323,568)        (668,596)
                                                                                              -----------      -----------
Total liabilities, redeemable preferred stock and stockholders' deficit .................     $ 3,173,965      $ 3,484,472
                                                                                              ===========      ===========

                             See accompanying notes.

                         INTERMEDIA COMMUNICATIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                               --------------------------------
                                                                               JUNE 30, 2001      JUNE 30, 2000
                                                                               -------------      -------------
OPERATING ACTIVITIES
      Net income (loss) ................................................        $   (610,726)     $    496,899
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
          Gain on sale of Digex stock ..................................                  --          (864,321)
          Depreciation and amortization ................................             266,336           209,690
          Cumulative change in accounting principle.....................                  --               166
          Extraordinary gain on early extinguishment of debt, net of tax                  --           (19,861)
          Amortization of deferred compensation ........................               2,457             4,752
          Non cash restructuring charges ...............................                  --               (51)
          Accretion of interest on notes payable .......................              56,564            60,573
          Provision for doubtful accounts ..............................              22,966            56,868
          Loss on sale of property and equipment .......................                 622             1,726
          Gain on sale of available for sale securities ................             (11,320)               --
          Minority interest in net loss of subsidiary ..................             (35,259)          (21,381)
          Changes in operating assets and liabilities:
              Accounts receivable ......................................              93,146           (52,938)
              Prepaid expenses and other current assets ................              13,802            (7,640)
              Other assets .............................................               4,540             1,129
              Accounts payable .........................................              (8,285)          (26,408)
              Other accrued expenses ...................................              48,229             7,650
                                                                                ------------      ------------
                  Net cash used in operating activities ................            (156,928)         (153,147)

INVESTING ACTIVITIES
      Proceeds from sale of available for sale securities ..............              13,320                --
      Purchases of restricted investments ..............................              (1,421)           (3,366)
      Purchases of telecommunications equipment ........................            (191,191)         (308,847)
      Proceeds from sale of Digex stock, net of issuance costs .........                  --           914,028
      Proceeds from sales of fixed assets ..............................                 762                --
      Proceeds from sale of telecommunications equipment ...............                  --               152
                                                                                ------------      ------------
                  Net cash provided by (used in) investing activities ..            (178,530)          601,967

FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt, net of issuance costs ..             119,000            24,781
      Proceeds from issuance of revolving debt, net of issuance costs ..             144,984                --
      Proceeds from termination of capital leases ......................                  --             1,515
      Proceeds from issuance of note payable ...........................               3,300                --
      Proceeds from issuance of common stock of subsidiary,
        net of issuance costs ..........................................                  --           171,641
      Proceeds from issuance of preferred stock, net of issuance costs .                  --           187,430
      Proceeds from issuance of preferred stock of subsidiary, net .....                  --            85,000
      Exercise of common stock warrants and options ....................               3,943            13,435
      Payments on early extinguishment of debt .........................                  --          (483,150)
      Principal payments on long-term debt and capital lease obligations             (29,671)         (143,500)
                                                                                ------------      ------------
                  Net cash provided by (used in) financing activities ..             241,556          (142,848)

Increase (decrease) in cash and cash equivalents .......................             (93,902)          305,972
Effect of exchange rate on cash ........................................                (206)               --
Cash and cash equivalents at beginning of period .......................             114,726           240,827
                                                                                ------------      ------------

Cash and cash equivalents at end of period .............................        $     20,618      $    546,799
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..........................................................        $     72,995      $     93,071
Income taxes paid ......................................................                  --            17,130
Assets acquired under capital lease obligations and note payable .......               9,341            52,264
Amendment to capital lease obligation ..................................                  --                --
Preferred stock issued as dividends on preferred stock .................              34,186            29,935
Common stock issued as dividends on preferred stock ....................              24,270            17,344
Accretion of preferred stock (Restated).................................               8,852             5,270

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

NOTE 5. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted income
(loss) per share of Intermedia Common stock (dollars in thousands, except share and per share amounts):

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                ------------------------------      ------------------------------
                                                                    2001             2000              2001              2000
                                                                ------------      ------------      ------------      ------------
                                                                 (RESTATED)                          (RESTATED)
     Numerator:
      Income (loss) before extraordinary item                   $   (386,649)     $   (232,377)     $   (610,726)     $    477,038
      Extraordinary item, net of tax                                      --            19,861                --            19,861
                                                                ------------      ------------      ------------      ------------
      Net income (loss)                                             (386,649)         (212,516)         (610,726)          496,899
      Preferred stock dividends and accretions                       (33,958)          (31,747)          (67,308)          (57,694)
                                                                ------------      ------------      ------------      ------------
      Numerator for basic income (loss) per share -
          income (loss) attributable to common stockholders         (420,607)         (244,263)         (678,034)          439,205
      Effect of dilutive securities                                       --                --                --            27,257
                                                                ------------      ------------      ------------      ------------
      Numerator for diluted income (loss) per share -
          income (loss)  attributable to common
          stockholders after assumed conversions                $   (420,607)     $   (244,263)     $   (678,034)     $    466,462
    Denominator:
      Denominator for basic loss per share -
          weighted-average shares                                 57,025,680        53,403,956        56,527,162        52,974,683
      Effect of dilutive securities                                       --                --                --        26,371,745
                                                                ------------      ------------      ------------      ------------
      Denominator for diluted income (loss) per share -
          adjusted weighted-average shares                        57,025,680        53,403,956        56,527,162        79,346,428
                                                                ============      ============      ============      ============

    Basic income (loss) per share of common stock               $      (7.38)     $      (4.57)     $     (11.99)     $       8.30
                                                                ============      ============      ============      ============

    Diluted income (loss) per share of common stock             $      (7.38)     $      (4.57)     $     (11.99)     $       5.88
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

NOTE 8.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY (Restated)

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

         Since redemption features are not solely within its control, Intermedia has restated its consolidated balance sheet as of June 30, 2001 and December 31, 2000 to report redeemable equity outside of stockholders' equity. The result of which was to reduce stockholders' equity in the amount of $76.7 million and $71.6 million as of June 30, 2001 and December 31, 2000, respectively. (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits. Of the $15.0 million of equipment purchase credits, approximately $3.1 million was used for equipment purchases in 2001).

In its restated consolidated statement of operations, Intermedia is accreting the Digex Series A preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The effect of the accretion is to increase net loss attributable to common stockholders by approximately $1.0 million (or $0.02 per share) and $2.0 million (or $0.03 per share) for the three and six months ended June 30, 2001, respectively. To date, Intermedia believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia and the availability of funds which would prohibit the holder's elected redemption of the securities. Intermedia also believes that the accretion will not have an impact on its business operations or its cash flows.

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

RESULTS OF OPERATIONS

      The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:

                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30,                 JUNE 30,
                                                                    ------------------      ------------------
                                                                     2001        2000         2001        2000
                                                                    ------       -----      ------       -----
                                                                   RESTATED                RESTATED
Revenues:
     Local access and voice                                           26.4%       32.9%       27.6%       37.5%
     Data, internet, and web hosting                                  61.6        52.1        59.8        47.6
     Integration services                                             12.0        15.0        12.6        15.0
                                                                    ------       -----      ------       -----
                                                                     100.0       100.0       100.0       100.0
Expenses:
     Network operations                                               51.2        37.7        46.0        36.2
     Facilities administration and maintenance                        28.1        17.4        21.3        15.8
     Cost of goods sold                                               13.0        11.7        10.5        11.0
     Selling, general and administrative                              80.7        62.1        60.4        48.1
     Depreciation and amortization                                    42.7        47.7        49.5        40.9
     Deferred compensation                                             0.1         0.4         0.5         0.9
     Business restructuring, merger-related
         and other charges                                            13.7         2.7        10.7         1.9
                                                                    ------       -----      ------       -----
Loss from operations                                                (129.5)      (79.8)      (98.9)      (54.7)
Other income (expense):
     Interest expense                                                (26.5)      (26.2)      (25.6)      (27.2)
     Gain on sale of Digex stock                                        --          --          --       171.1
     Other income                                                      0.9         6.9         2.4         6.1
                                                                    ------       -----      ------       -----
Income (loss) before income taxes, minority interest, cumulative
     change in accounting principle and extraordinary item          (155.1)      (99.1)     (122.1)       95.3
Provision for income taxes                                              --        (0.9)         --        (5.1)
                                                                    ------       -----      ------       -----
Income (loss) before minority interest, cumulative change in
     accounting principle and extraordinary item                    (155.1)     (100.0)     (122.1)       90.2
Minority interest in net loss of subsidiary                            7.1         5.3         6.7         4.2
                                                                    ------       -----      ------       -----
Income (loss) before cumulative change in accounting principle
     and extraordinary item                                         (148.0)      (94.6)     (115.4)       94.5
                                                                    ------       -----      ------       -----
Cumulative change in accounting principle                               --          --          --          --
                                                                    ------       -----      ------       -----
Income (loss) before extraordinary item                             (148.0)      (94.6)     (115.4)       94.5
                                                                    ------       -----      ------       -----
Extraordinary gain on early retirement of debt, net of tax              --         8.1          --         3.9
                                                                    ------       -----      ------       -----
Net income (loss)                                                   (148.0)      (86.5)     (115.4)       98.4
     Preferred stock dividends and accretions                        (13.0)      (12.9)      (12.7)      (11.4)
                                                                    ------       -----      ------       -----
Net income (loss) attributable to common stockholders               (161.0)%     (99.5)%    (128.2)%      87.0%
                                                                    ======       =====      ======       =====

      The following table sets forth other statistical data derived from Intermedia's operating records:

                                           JUNE 30, 2001     JUNE 30, 2000
                                           -------------     -------------
Data, Internet and Web Hosting:(1)
           Web hosting servers                 3,764             3,647
           Data switches in operation            213               199
           NNI connections                     1,135             1,035
   Access and Voice: (1)
           Voice switches in operation            29                29

Employees (1)                                  5,582             5,673


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

PREFERRED STOCK DIVIDENDS AND ACCRETIONS

      Preferred stock dividends and accretions increased 7.0% to $34.0 million for the second quarter of 2001 compared to $31.7 million for the same period in 2000 due to the increased number of Series B Preferred Stock shares issued and outstanding in the second quarter of 2001 compared to the same period in 2000, and the 2001 discount accretion on the Digex Series A preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

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

PREFERRED STOCK DIVIDENDS AND ACCRETIONS

      Preferred stock dividends and accretions increased 16.7% to $67.3 million for the six months ended June 30, 2001 compared to $57.7 million for the same period in 2000 due to the increased number of Series B Preferred Stock shares issued for the six months ended June 30, 2001 compared to the same period in 2000, and the 2001 discount accretion on the Digex Series A preferred stock. Management does not expect to pay cash dividends in the foreseeable future.

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

      The information set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking statements that involve numerous risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Intermedia's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" in Intermedia's Annual Report on Form 10-K/A report for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

Dated: December 7, 2001

                                                 INTERMEDIA COMMUNICATIONS INC.
                                                          (Registrant)


                                                     /s/ Jeanne M. Walters
                                                 -------------------------------
                                                 Vice President, Controller and
                                                    Chief Accounting Officer