Form 10-K405
period 2001-12-31
INTERMEDIA COMMUNICATIONS INC
filed 2002-04-01
CIK 885067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER: Formerly 0-20135

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment in this Form 10-K. |X|

      Aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2002: $-0-

      As of March 29, 2002 there were 501,000 shares of the Registrant's Common Stock outstanding.

================================================================================

                         INTERMEDIA COMMUNICATIONS INC.

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
                                                           PART I

Item 1       Business........................................................................................         3
Item 2       Properties......................................................................................        10
Item 3       Legal Proceedings...............................................................................        10
Item 4       Submission of Matters to a Vote of Security Holders.............................................        10

                                                          PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters...........................        10
Item 6       Selected Financial and Other Operating Data.....................................................        11
Item 7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................................        12
Item 7A      Quantitative and Qualitative Disclosure About Market Risk.......................................        22
Item 8       Financial Statements and Supplementary Data.....................................................        22
Item 9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................................................        22

                                                          PART III

Item 10      Directors and Executive Officers of the Registrant..............................................        22
Item 11      Executive Compensation..........................................................................        23
Item 12      Security Ownership of Certain Beneficial Owners and Management..................................        26
Item 13      Certain Relationships and Related Transactions..................................................        27

                                                           PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................        27
             Signatures......................................................................................        31

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

                                     PART I

      References in this report to "Intermedia," "we," or "us" mean Intermedia Communications Inc. together with its subsidiaries, except where the context otherwise requires.

ITEM 1. BUSINESS

OVERVIEW

      Intermedia operates in two business segments. Through our Integrated Communications Services segment, we provide integrated data and voice communications services, including enterprise data solutions (frame relay and Asynchronous Transfer Mode) ("ATM"), private line data, local and long distance, and systems integration services to business and government customers throughout the United States. Digex, Incorporated ("Digex"), a publicly-traded subsidiary of Intermedia, is a leading provider of advanced hosting services for companies conducting business on the Internet.

      On July 1, 2001, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2000 (the "Merger Agreement"), as amended by the First Amendment to the Agreement and Plan of Merger dated as of February 15, 2001, and the Second Amendment to the Agreement and Plan of Merger dated as of May 14, 2001, as so amended (the "Amended Merger Agreement"), by and among Intermedia, WorldCom, Inc., a Georgia corporation ("WorldCom"), and Wildcat Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom ("Merger Sub"), Merger Sub was merged with and into Intermedia (the "Merger") with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Merger, stockholders of Intermedia received one share of WorldCom's WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Series B Preferred Stock") received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger, WorldCom owns approximately 90% of the voting securities of Intermedia.

      Upon effectiveness of the Merger, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. The Merger was accounted for as a purchase by WorldCom.

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

      During 2001, WorldCom prepaid $1,335 million on the intercompany note and Intermedia recorded $232 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay various debt obligations as further discussed in Note 8, and for general corporate purposes.

      In connection with the Merger, the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions, and effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12 million. In addition to this required divestiture, WorldCom has also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. Intermedia anticipates that it will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

      Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for canceled capital projects which are considered to have no future economic benefit as a result of the Merger.

SERVICE OFFERINGS

      Intermedia operates its business through two reportable business segments:
Integrated Communications Services and Digex. The Integrated Communications Services segment provides data and voice communications services, including enterprise data solutions (frame relay and ATM), private line data, local and long distance, and systems integration services to business and government customers throughout the United States. Digex, a separate public company, is a leading provider of advanced hosting services for companies conducting business on the Internet. The discussion below contains a summary description of the Digex business segment. Additional information about the business of Digex can be found in Digex's Annual Report on Form 10-K for the year ended December 31, 2001.

      Intermedia's service offerings are more fully described below:

DATA SERVICES

      Intermedia's data services are provided over its frame relay, ATM and Internet Protocol ("IP") based networks. These services enable customers with multiple business locations to economically and securely transmit large volumes of data from one site to another. All of the customer's locations, whether domestic or international, are monitored by Intermedia and can be serviced through Intermedia's own facilities or through use of interconnected networks.

      Intermedia provides end-to-end guaranteed performance of a customer's entire network, including the local loop. Intermedia is able to extend this level of guaranteed performance because of the highly distributed nature of its frame relay network in the United States, extending the benefits of frame relay to most first, second, and third tier cities throughout the nation. At December 31, 2001, Intermedia served 61,385 frame relay nodes across a nationwide network utilizing 215 data switches and 1,162 network-to-network interfaces (or "NNIs").

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

      As previously noted, the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business and, effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12 million.

DIGEX WEB HOSTING SEGMENT

      Through Digex, and in alliance with WorldCom, Intermedia combines Web infrastructure and 24x7 technical support with robust, global network resources. Digex's services include server management, application support, managed networking services, and customer care and support services. Digex also offers value-added information technology services, such as enhanced security, database services, high-availability and application optimization services, stress testing, and consulting services. As part of Digex's services, Digex provides the installation and maintenance of computer hardware and software, network technology, and systems management to offer Digex's customers a broad range of managed hosting solutions. From major corporations to Internet-based businesses, Digex customers use its services to rapidly deploy their business solutions including on-line financial services, on-line procurement, electronic retailing, and customer self-service applications.

      In 2001, Intermedia's data, Internet, and Web hosting services accounted for approximately 61.2% (or approximately $626.7 million) of Intermedia's total revenue, compared to approximately 51.6% (or approximately $534.4 million) of total revenue in 2000. For financial reporting purposes, Intermedia combines its operations in Web hosting with its data and Internet services.

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

      Intermedia has offered long distance services since December 1994. Long distance services include outbound service, inbound (800 or 888) service, and calling card telephone service. In 2001, local access and voice accounted for approximately 25.1% (or approximately $256.9 million) of Intermedia's total revenue, compared to approximately 33.3% (or approximately $345.6 million) of total revenue in 2000.

INTEGRATION SERVICES

      As part of its integration services, Intermedia engineers, installs, operates and maintains private branch exchanges ("PBXs"), key systems and other customer premise communications equipment for thousands of customers nationwide, developing specialized solutions for customers' specific telecommunications needs. As noted above, Intermedia has committed to a plan to sell its systems integration business and anticipates that it will complete the planned disposal of this business before the third quarter of 2002. In 2001, integration services accounted for approximately 13.7% (or approximately $139.7 million) of Intermedia's total revenue, compared to 15.1% (or approximately $156.9 million) of total revenue in 2000.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

      Financial information about Intermedia's business segments for each of the last three fiscal years is provided in Note 17 to the consolidated financial statements of Intermedia provided elsewhere in this Annual Report on Form 10-K which is incorporated herein by reference.

SALES AND MARKETING

      Intermedia approaches the market through segmentation of its addressable markets by defining clusters of potential customers with similar needs that can be addressed profitably by Intermedia. By tailoring solutions to select market segments, rather than selling services at large, Intermedia endeavors to create value for its customers and a distinct advantage for itself.

      Digex focuses on market segments that it believes has a propensity to outsource and to deploy complex, mission-critical, Web-based applications. Services are sold directly through a professional sales force and receive referrals through a network of business partners. Digex also works with WorldCom to sell managed hosting solutions to their existing and prospective customer base in order to increase its market share. The sales force is organized into three units: direct sales, channel sales and international. Supporting each of these units is a team of technical consultants that provides pre-sales technical support including requirements gathering, configuration support, architectural design and project management.

FACILITIES

      As one of the earliest implementers of a "smart build" strategy, Intermedia focused its capital deployment on the areas of its infrastructure that it believed would provide the highest revenue and cash flow potential and the greatest inter-city long-term competitive advantage. Subsequent to the Merger, Intermedia networks will be integrated with those of WorldCom and Intermedia has access to WorldCom's global networks.

      Intermedia's data services are provided over its frame relay, ATM and IP based networks. Data and Web hosting services include specialized communications services for customers needing to transport various forms of digital data among multiple locations. As of December 31, 2001, Intermedia had deployed a network of 215 Frame Relay and ATM data switches, which support 61,385 frame relay nodes. Intermedia pioneered the interconnection of its frame relay network with those of the traditional local phone companies, allowing pervasive, cost-efficient termination for its customers. Intermedia has implemented 1,162 NNIs, including those with BellSouth, Qwest, Sprint, Verizon and SBC. Intermedia has such NNIs in over 90% of the nation's Local Access Transport Areas ("LATAs"). A LATA is a geographic area in which a local exchange carrier is permitted to offer switched telecommunications services, including long distance (local toll).

      Intermedia believes that an important aspect of satisfying its customers is its ability to provide and support services from end to end. This requires network interconnection with other carriers and operational support systems and tools to "manage" the customer's total service. Intermedia has deployed, and continues to integrate, network monitoring and control tools to ensure high levels of service quality and reliability. Among these, Intermedia's ViewSPAN(SM) service allows Intermedia and its frame relay network service customers to have full end-to-end visibility of network performance, even across interconnections with other carrier's networks.

COMPETITION

      The telecommunications industry is extremely competitive, and Intermedia expects that competition will intensify in the future. Intermedia faces substantial competition in each of its business segments. Some of Intermedia's existing and potential competitors have financial and other resources significantly greater than ours. Moreover, some of these providers presently enjoy advantages as a result of their historic monopoly control over local exchange facilities. A number of traditional and emerging competitors have made significant investments in advanced fiber optic network facilities. In addition to voice and data competition from long distance service competitors, a number of facilities-based competitive local exchange carriers and cable television multi-system operators plan to offer local telecommunications services in major U.S. cities over their own facilities or through resale of the local exchange carriers' or other providers' services.

      Intermedia faces intense competition in offering local access and voice services, both local and long distance, frame relay, and integration services. For the local access, voice services, and frame relay services, Intermedia competes against traditional phone companies and numerous other competitive carriers offering local services, long distance services, or both. There can be no assurance that we will be successful in these segments.

      Increasingly, we also must compete with equipment vendors and consulting companies in emerging Internet service markets like web hosting. Companies have obtained or expanded their Internet-based services as a result of network deployment, acquisitions and strategic investments. We expect these acquisitions and strategic investments to increase, creating significant new competitors. Furthermore, we expect these firms to devote greater resources to develop new competitive products and services and to market those and existing products and services.

      The development of new technologies and increased availability of transmission capacity may also give rise to new competitive pressures. For example, even though fiber optic networks, such as those used by us, are now widely used for long distance transmission, it is possible that the desirability of these networks could be adversely affected by changing technology. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new routing and switching technologies, new services, and increasing wireless, satellite and fiber optic transmission capacity for services similar to those provided by us. Intermedia cannot predict with certainty which of many possible future product and service offerings will help maintain its competitive position or what expenditures will be required to develop and provide these products and services.

      Under the Telecommunications Act of 1996 (the "Telecom Act") and ensuing federal and state regulatory initiatives, many barriers to local exchange competition are being eliminated. The introduction of competition, however, also establishes, in part, the ability of the traditional phone companies to provide inter-LATA long distance services within a particular region. Local access and transport area, or LATA, refers to an area within a geographic region. To date, the FCC has granted applications by Verizon for the states of New York, Massachusetts, Pennsylvania, Connecticut and Rhode Island and by SBC for Texas, Kansas, Oklahoma, Missouri and Arkansas to provide in-region long distance services. Intermedia believes the traditional phone companies will continue to seek to enter these markets given their ownership of extensive facilities in their local service regions, their long-standing customer relationships and their very substantial capital and other financial resources. As the traditional local phone companies are allowed to offer in-region long distance services in additional states, they will be in a position to offer single source local and long distance service similar, if not superior, to that being offered by us. Intermedia expects that increased competition will result in additional pricing and margin pressures in the domestic telecommunications services business. In addition, wireless carriers increasingly compete for consumers through nationwide or regional "bucket of minutes plans." Indeed, wireless competition and the availability of inexpensive long-haul transport has already significantly reduced consumer long distance pricing, and as a result negatively affected the profitability of traditional service providers. As rates stabilize, we expect to compete effectively as a result of our innovation, quality and diversity of services, our ability to offer a combination of services, and our level of customer service.

      WEB HOSTING

      Intermedia offers managed Web hosting and related services through its Digex subsidiary. This is an extremely competitive business and we expect that competition will intensify in the future. Intermedia believes that the ability to compete successfully in this arena depends on a number of factors, including:

      o     industry presence;

      o     the ability to expand rapidly;

      o     the capacity, reliability and security of network infrastructure;

      o     ease of access to and navigation on the Internet;

      o     the pricing policies of our competitors and suppliers;

      o the timing of the introduction of new products and services by us and our competitors;

      o     our ability to support industry standards; and

      o     industry and overall economic trends.

Our success will depend heavily on our ability to provide high quality managed web hosting and application services to enterprise customers, Internet service providers, and application service providers at competitive prices.

      INTEGRATION SERVICES

      Intermedia faces competition in its systems integration business from equipment manufacturers, traditional telephone companies, new entrants, and other systems integrators, many of which have financial and other resources significantly greater than those of Intermedia. Intermedia competes in this market on the basis of its broad based technical expertise and strong customer service.

REGULATION

      Intermedia is involved in legal and regulatory proceedings that are incidental to its business and include loss contingencies in other current liabilities and other liabilities for these matters in Intermedia's financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on Intermedia's results of operations or financial position.

      GENERAL

      Intermedia is subject to varying degrees of federal, state, and local regulation. Intermedia's local access, voice services, and frame relay services are regulated as common carriage, while its systems integration business and managed web hosting business are not common carrier offerings. Intermedia is most heavily regulated by the states, especially for the provision of local exchange services. Intermedia must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects us to price cap or rate of return regulation. Although the trend in federal, state and international regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or legislative initiatives in the United States would not have a material adverse effect on us.

      In August 1996, the FCC established nationwide rules pursuant to the Telecom Act designed to encourage new entrants to compete in local service markets through interconnection with the traditional phone companies, resale of traditional phone companies' retail services, and use of individual and combinations of unbundled network elements, owned by the traditional phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." Implementation of these rules has been delayed by various appeals by traditional phone companies. In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology for unbundled network elements. On remand, the FCC clarified the requirement that traditional phone companies make specific unbundled network elements available to new entrants. The traditional phone companies have sought reconsideration of the FCC's order and have petitioned for review of the order in the United States Court of Appeals for the D.C. Circuit. That case is pending.

      In December 2001 and in February 2002, the FCC issued a series of Notices of Proposed Rulemaking, seeking to streamline and simplify the requirements imposed on traditional local telephone companies with respect to unbundled network elements, broadband Internet access, and advanced services. Comments are due during the spring of 2002, and decisions are expected before the end of 2002. Intermedia cannot predict the outcome of these proceedings. However, if regulations are streamlined or removed, there are elements and combinations of elements upon which Intermedia relies to provide telecommunications services that might no longer be required as a matter of federal regulation.

      In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, including us, the Supreme Court is reviewing the Eighth Circuit's decision. The Supreme Court heard oral argument in October 2001, and a ruling is expected in the first half of 2002.

      The Telecom Act requires traditional local phone companies that were once part of AT&T to petition the FCC for permission to offer long distance services for each state within their region. Section 271 of the Telecom Act provides that for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has satisfied a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected, or the traditional phone companies have voluntarily withdrawn, numerous applications. The FCC has granted ten: Verizon's for New York, Massachusetts, Connecticut, Pennsylvania, and Rhode Island, and SBC's for Texas, Kansas, Oklahoma, Missouri and Arkansas. Applications for Georgia and Louisiana (BellSouth) and Vermont, Maine and New Jersey (Verizon) are pending. Other applications may be filed at any time. On December 20, 2001, the D.C. Circuit issued a decision in an appeal of the Kansas and Oklahoma approval and remanded the case to the FCC to make new findings that the applications are in the public interest. An appeal of the Massachusetts approval is pending; oral argument is scheduled for September 9, 2002. In addition, legislation has been introduced in Congress that would have the effect of allowing Bell Operating Companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local telephone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. To date, competitors have successfully opposed these legislative initiatives.

      In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including us, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional phone companies. Competitors successfully appealed the FCC's decision. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. Competitors filed a petition for review of the FCC's order with the D.C. Circuit, and the Court heard oral arguments in February 2002. A decision on this case could be issued at any time.

      In addition to reciprocal compensation, the FCC's policies toward interstate access are evolving. Most of the traditional local phone companies have taken the necessary steps to file at the FCC, on one day's notice, customer-specific interstate access prices, or "contract tariffs." This regulatory relief may enable a traditional phone company to offer interstate access services at prices that are less than those Intermedia can offer in a given situation. Intermedia's recourse would be to file a complaint with the FCC if it believed the traditional phone company behaved in an anticompetitive way in obtaining the customer contract. FCC reform of interstate access charges is also continuing. Per minute rates for switched interstate access will decrease again this year, as traditional phone companies increase subscriber line charges. This reform creates an opportunity for a lower cost basis to the extent Intermedia purchases access services from traditional phone companies, but it also places continuing downward pressure on retail per minute rates for long distance. Intermedia may also be adversely affected as a competitor in the sale of switched access minutes. The FCC also issued a decision in 2001 for the first time regulating the levels of competitors' access rates. Rates below an FCC-established benchmark may be tariffed at the FCC, which gives the service provider a greater certainty of being paid. Rates above the benchmark cannot be tariffed. The benchmark is set based on interstate access rates charged by traditional phone companies, and declines over time. Finally, previous disputes with both AT&T and Sprint for the payment of interstate access charges have been settled by Intermedia.

      STATE AND LOCAL REGULATION

      Intermedia is certified as a competitive provider of local services in 37 states and the District of Columbia. State agencies also regulate, to varying degrees, Intermedia's offerings of long distance services within the states, although Intermedia is not subject to price cap or rate of return regulation in any state for the provision of long distance or local services. State regulators also approve state-specific interconnection agreements with traditional phone companies. Intermedia is now engaged in negotiations and arbitrations for new interconnection agreements and the outcome of these negotiations and arbitrations cannot be predicted. Intermedia also may be required to obtain permits from municipal authorities for street openings and construction of network plant. Municipalities may impose fees in exchange for obtaining permits that are linked to Intermedia's gross revenues or other formulas. In some municipalities, traditional phone companies may be exempt from such fees or required to pay a lesser fee. While Intermedia and other phone companies have urged the FCC to adopt rules limiting municipal fees to reasonable levels and nondiscriminatory application, there can be no assurance that the FCC will adopt such rules. Finally, Intermedia must obtain licenses to attach network plant to utility poles owned by telephone cooperatives or municipalities that are exempt from FCC regulation. There can be no assurance that Intermedia will be able to obtain pole attachments from these entities at reasonable rates.

EMPLOYEES

      As of December 31, 2001, Intermedia employed approximately 3,700 full and part-time personnel (including Digex). Intermedia believes that its relations with its employees are good.

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

      Through a facilities agreement with WorldCom, Digex has built several managed Web hosting facilities into existing WorldCom data centers in the United States and abroad patterned on Digex SmartCenter(SM) specifications. The first data center completed through this agreement is located in Ashburn, Virginia and became operational in the first quarter of 2001. In the second quarter of 2001, Digex operationalized data centers built into WorldCom facilities in Somerset, New Jersey; Paris, France; Frankfurt, Germany; and Tokyo, Japan. Digex has leased and intends to continue to lease space in these WorldCom data centers based on customer demand. The initial term of the agreement expires on December 31, 2003 and may be extended for an additional year, upon the election of Digex or WorldCom by written notice.

      As of December 31, 2001, Intermedia's total telecommunications and equipment in service consisted of telecommunications equipment (50%), fiber optic cable (23%), furniture and fixtures (16%), leasehold improvements (8%) and construction in progress (3%). Such properties do not lend themselves to description by character and location of principal units. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. Substantially all of Intermedia's telecommunications equipment is housed in multiple leased facilities in various locations throughout the metropolitan areas served by Intermedia.

ITEM 3. LEGAL PROCEEDINGS

      Intermedia is involved in legal and regulatory proceedings generally incidental to its business. In some instances, rulings by federal and some state regulatory authorities may result in increased operating costs to Intermedia. As indicated above in Item 1. Business or in Note 16 to Intermedia's notes to consolidated financial statements, which are incorporated herein by reference, the results of these various legal and regulatory matters are uncertain and could have a material adverse effect on Intermedia's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Until the Merger, Intermedia's common stock, was traded on The Nasdaq Market under the trading symbol "ICIX". The following table sets forth the high and low sales prices for the Intermedia common stock as reported by The Nasdaq National Market based on published financial sources for the periods indicated.

QUARTER                                                                                HIGH              LOW
-------                                                                                ----              ---
2000
         First.............................................................           $77.3125         $32.7500
         Second............................................................           $50.9375         $23.8750
         Third.............................................................           $33.8125         $14.8750
         Fourth............................................................           $29.3750          $3.5313

2001
         First.............................................................           $18.7500          $7.3125
         Second............................................................           $18.1800         $12.0100

      WorldCom is the sole holder of Intermedia's common stock. Intermedia has never declared or paid cash dividends on its common stock. The terms of Intermedia's outstanding indebtedness and Series B Preferred Stock restrict the payment of dividends. The payment of dividends on Intermedia's common stock is also subject to the preference applicable to the outstanding shares of Intermedia preferred stock and to the preference that may be applicable to any shares of Intermedia's Series B Preferred Stock issued in the future.

ITEM 6. SELECTED FINANCIAL AND OTHER OPERATING DATA

      The following is a summary of selected financial data and balance sheet data of Intermedia for the five years ended December 31, 2001. The historical financial data as of December 31, 2001 and 2000 and for the years ended December 31, 1999, 2000 and 2001 have been derived from the historical financial statements of Intermedia, which financial statements have been audited by Intermedia's independent public accountants, as indicated in their reports included elsewhere herein.

      The following financial information should be read in conjunction with "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and the Consolidated Financial Statements of Intermedia and the notes thereto, included elsewhere in this Annual Report.

                                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                 1997           1998           1999           2000          2001
                                                             -----------    -----------    -----------    -----------   -----------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL DATA:
   Revenue ...............................................   $   247,899    $   712,783    $   906,035    $ 1,036,845   $ 1,023,321
   Expenses:
      Network operations, facilities administration and
         maintenance and cost of goods sold ..............       199,139        468,780        557,959        667,791       834,862
      Selling, general and administrative ................        96,995        213,023        294,382        470,205       491,121
      Depreciation and amortization ......................        53,613        229,747        329,303        467,224       403,857
      Deferred compensation ..............................         1,603          2,086          1,540          7,229         9,187
      Charge for in-process R&D (1) ......................        60,000         63,000             --             --            --
      Business restructuring, merger-related and other
         charges (2) .....................................            --         53,453         27,922         18,140     1,593,697
                                                             -----------    -----------    -----------    -----------   -----------
                                                                 411,350      1,030,089      1,211,106      1,630,589     3,332,724
                                                             -----------    -----------    -----------    -----------   -----------
   Loss from operations ..................................      (163,451)      (317,306)      (305,071)      (593,744)   (2,309,403)
   Other income (expense):
      Interest expense ...................................       (60,662)      (205,760)      (295,900)      (265,679)     (241,467)
      Gain on sale of Digex stock ........................            --             --             --        864,321            --
      Interest and other income ..........................        26,824         35,837         35,752         44,743       227,544
      Income tax provision ...............................            --             --             --         (7,669)           --
                                                             -----------    -----------    -----------    -----------   -----------
   Net income (loss) before minority interest ............      (197,289)      (487,229)      (565,219)        41,972    (2,323,326)
   Minority interest in net loss of subsidiary ...........            --             --          6,793         52,869        66,808
                                                             -----------    -----------    -----------    -----------   -----------
   Net income (loss) before extraordinary items and
      cumulative effect of change in accounting principle       (197,289)      (487,229)      (558,426)        94,841    (2,256,518)
   Extraordinary items (3) ...............................       (43,834)            --             --         17,915       (69,502)
   Cumulative effect of change in accounting principle ...            --             --             --           (166)           --
                                                             -----------    -----------    -----------    -----------   -----------
   Net income (loss) .....................................      (241,123)      (487,229)      (558,426)       112,590    (2,326,020)
   Preferred stock dividends and accretions ..............       (43,742)       (90,344)       (92,455)      (120,641)     (106,321)
                                                             -----------    -----------    -----------    -----------   -----------
   Net loss attributable to common stockholders ..........   $  (284,865)   $  (577,573)   $  (650,881)   $    (8,051)  $(2,432,341)
                                                             ===========    ===========    ===========    ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:

  Loss before extraordinary items and cumulative effect of
      change in accounting principle, including preferred
      stock dividends and accretions .....................   $     (7.23)   $    (13.23)   $    (12.91)   $      (.48)  $    (82.87)
   Extraordinary items (3) ...............................         (1.31)            --             --            .33         (2.44)
   Cumulative effect of change in accounting principle ...            --             --             --             --            --
                                                             ===========    ===========    ===========    ===========   ===========
   Net loss per common share .............................   $     (8.54)   $    (13.23)   $    (12.91)   $      (.15)  $    (85.31)
                                                             ===========    ===========    ===========    ===========   ===========
   Weighted average number of shares outstanding .........        33,340         43,645         50,431         53,683        28,513
                                                             ===========    ===========    ===========    ===========   ===========
BALANCE SHEET DATA:
   Cash and cash equivalents .............................   $   756,923    $   387,611    $   240,827    $   114,726   $    21,151
   Total assets ..........................................     1,874,970      3,049,019      3,296,422      3,484,472     7,280,420
   Long-term obligations and redeemable preferred stock
      (including current maturities) .....................     1,941,219      3,234,674      3,938,046      3,740,380     2,240,777
   Total stockholders' equity (deficit) ..................      (140,009)      (370,648)      (852,705)      (668,596)    4,667,336

(1) A one time charge to earnings was recorded as a result of the purchase of in-process research and development ("R&D") in connection with the acquisition of Digex of $60.0 million and with the acquisition of Shared Technology Fairchild Inc. of $63.0 million.

(2) Restructuring charges include costs associated with management's plan to transform its separate operating companies into one integrated communications provider in 1998, 1999 and 2000 and costs associated with management's plans to improve cash flows and operating results in 2001. The merger related expenses in 2000 and 2001 are associated with the Merger.

(3) Intermedia incurred extraordinary charges in 1997, 2000 and 2001 related to early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and ATM), private line data, managed Web site and application hosting, local and long distance, and integration services to business and government customers. Intermedia is a leading provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in Note 17 to the consolidated financial statements, Intermedia operates in primarily two segments: integrated communications services provider and Web site and application hosting services. Intermedia uses a management approach to report financial and descriptive information about its operating segments. Where significant, the revenue, profitability, and cash needs of the Web site and applications hosting segment are discussed below.

      Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data services to its customers on an inter-city network that connects its customers to locations nationwide. Intermedia's nationwide interexchange network carries both its data and voice network traffic.

      On July 1, 2001, pursuant to the terms of the Merger Agreement, as amended by Amended Merger Agreement, by and among Intermedia, WorldCom, and Merger Sub, Merger Sub was merged with and into Intermedia with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Merger, stockholders of Intermedia received one share of WorldCom's WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than the Series B Preferred Stock received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger, WorldCom owns approximately 90% of the voting securities of Intermedia.

      In connection with the Merger recapitalization, Merger Sub issued to WorldCom 70,750 shares of its Junior Preferred Stock with a liquidation value of $100,000 per share and 501,000 shares of Merger Sub common stock, par value $0.01 per share, in exchange for $70,760 in cash and an intercompany note payable to Merger Sub in an aggregate principal amount of $7,075 million. The note bears interest at an annual rate of 7.69% and will mature in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, resulting in the shares of Junior Preferred Stock and Merger Sub common stock becoming shares of Junior Preferred Stock and common stock, respectively, of Intermedia and the cash and the note being transferred to Intermedia.

      During 2001, WorldCom prepaid $1,335 million on the intercompany note and Intermedia recorded $232 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay various debt obligations and for general corporate purposes.

      In connection with the Merger, the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions, and effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12 million. In addition to this required divestiture, WorldCom has also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. Intermedia anticipates that it will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

      Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

      In August 1999, Digex sold 11.5 million shares of its Class A common stock in an initial public offering. In February 2000, Digex completed a second public offering of 12,650,000 shares of its Class A common stock. Digex offered 2,000,000 shares of its Class A common stock. Also, as part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex Class A common stock including the over-allotment option by the underwriters for 1,650,000 shares. Intermedia owns approximately 61.35% ownership of the outstanding common stock of Digex. In addition, Intermedia retains approximately 94.1% voting interest in Digex. The net proceeds from the Digex offering were approximately $913.8 million and were used solely to purchase telecommunications related assets and repurchase senior debt due to restrictions in Intermedia's debt instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Intermedia to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Intermedia evaluates its estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets and contingencies and litigation. Intermedia bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Intermedia's significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Intermedia believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      REVENUE RECOGNITION. Intermedia recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Additionally, a portion of Intermedia's revenues are also related to the sale and installation of telecommunications equipment and services and maintenance after the sale. For these systems installations, which usually require three to five months, Intermedia uses the percentage-of-completion method, measured by costs incurred versus total estimated cost at completion. Intermedia bills certain equipment rentals, local telephone access service, and maintenance contracts in advance. The deferred revenue is relieved when the revenue is earned. Systems equipment sales are recognized at time of shipment.

      Digex revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. Digex also charges installation fees for new and existing customers upgrading service. Installation revenues and related direct incremental costs are deferred and recognized over the contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. Intermedia regularly assesses the credit standing of its customers and the collectibility of receivables. Intermedia does not recognize revenue when collectibility is not probable. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers becomes uncertain or deteriorates, impairing their ability to make payments, additional allowances may be required.

      IMPAIRMENT OF LONG-LIVED ASSETS. Intermedia reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Intermedia also evaluates the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

      CONTINGENCIES AND LITIGATION. Intermedia has recorded accruals for loss contingencies in its consolidated financial statements associated with legal and regulatory proceedings that are incidental to its business. Such accruals are based on management's estimate of the projected liability and range of loss in accordance with applicable accounting guidance. Because of the uncertainties related to both the amount and range of loss on the remaining pending matters, management is unable to make a reasonable estimate of the ultimate liability related to an unfavorable outcome. As additional information becomes available, Intermedia will assess the potential liability related to our pending matters and revise our estimates. The results of these various legal and regulatory matters are uncertain and could have a material adverse affect on our consolidated results of operations or financial position.

RESULTS OF OPERATIONS

      The following table presents, for the periods indicated, certain information derived from the Consolidated Statements of Operations of Intermedia expressed in percentages of revenue:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                  1999      2000     2001
                                                                 -----     -----    ------
Revenues:
   Data, Internet and Web hosting ............................    39.9%     51.6%     61.2%
   Local access and voice ....................................    45.7      33.3      25.1
   Integration services ......................................    14.4      15.1      13.7
                                                                 -----     -----    ------
                                                                 100.0     100.0     100.0
Expenses:
   Network operations ........................................    41.0      37.2      48.5
   Facilities administration and maintenance .................    11.4      17.1      23.2
   Cost of goods sold ........................................     9.2      10.2       9.8
   Selling, general and administrative .......................    32.5      45.3      48.0
   Depreciation and amortization .............................    36.3      45.1      39.5
   Deferred compensation .....................................     0.2       0.7       0.9
   Business restructuring, merger-related and other charges ..     3.1       1.7     155.7
                                                                 -----     -----    ------
Loss from operations .........................................   (33.7)    (57.3)   (225.7)
Other income (expense):
   Interest expense ..........................................   (32.6)    (25.6)    (23.6)
   Gain on sale of Digex stock ...............................      --      83.4        --
   Interest and other income .................................     3.9       4.3      22.2
                                                                 -----     -----    ------
Net income (loss) before minority interest, income taxes, and    (62.4)      4.8    (227.0)
  extraordinary items
Income tax provision .........................................      --      (0.7)       --
                                                                 -----     -----    ------
Income (loss) before minority interest and extraordinary items   (62.4)      4.1    (227.0)
Minority interest in net loss of subsidiary ..................     0.7       5.1       6.5
                                                                 -----     -----    ------
Net income (loss) before extraordinary items .................   (61.6)      9.2    (220.5)
Extraordinary items ..........................................      --       1.7      (6.8)
                                                                 -----     -----    ------
Net income (loss) ............................................   (61.6)     10.9    (227.3)
Preferred stock dividends and accretions .....................   (10.2)    (11.6)    (10.4)
                                                                 -----     -----    ------
Net loss attributable to common stockholders .................   (71.8)%    (0.7)%  (237.7)%
                                                                 =====     =====    ======

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

      REVENUE. Total revenue decreased 1.3% to $1,023 million for 2001 compared to $1,037 million in 2000. The decrease in 2001 was primarily due to actions taken at Intermedia to minimize its focus on long distance voice services, lower revenues from reciprocal compensation due to regulatory changes in 2000 and 2001 and the sale of Intermedia's Internet service provider business in the fourth quarter of 2001. The decrease was offset in part by increases in data and Web site and application hosting services. Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. As a result of this reorganization and restructuring, Intermedia plans to maintain its emphasis on sales of Web hosting as a core component of its growth in revenue and will de-emphasize sales for all product lines with unacceptable or negative margins.

      Data, Internet, and Web hosting revenue increased 17.3% to $626.7 million for 2001 compared to $534.4 million for 2000. The increase was principally a result of the expansion of Intermedia's frame relay and ATM services as well as growth in Web related services. Intermedia's data network expanded by 81 NNI connections and seven data switches since December 31, 2000, which facilitated the revenue growth. For 2001, the Digex Web site segment revenues increased $46 million due to sales to new customers, additional services to existing customers, and revenue of $23 million recognized through Digex's sales channel agreement with WorldCom, net of customers' modifications to site configurations in 2001 compared to 2000. Data and Web hosting revenue increases were offset by Intermedia's plans to de-emphasize sales for all product lines with unacceptable or negative margins and the fourth quarter of 2001 sale of Intermedia's Internet service provider business.

      Local access and voice revenue decreased 25.7% to $256.9 million for 2001 compared to $345.5 million for 2000. The decrease was principally due to a decrease in long distance and reciprocal compensation revenue. The decrease in long distance revenue is a result of per minute pricing declines industry-wide as well as attrition of the customer base and actions by Intermedia to reduce its marketing efforts on sales of stand-alone long distance services and other voice services with unacceptable or negative margins. The decrease in reciprocal compensation revenue results from lower rates due to regulatory changes in 2000 and 2001.

      Integration services revenue decreased 11.0% to $139.7 million for 2001 compared to $156.9 million for 2000. This decrease was principally due to a decreased demand for telecommunications equipment.

      NETWORK OPERATIONS. Network operations expense increased 28.9% to $496.7 million for 2001 compared to $385.4 million for 2000. The increase was a result of increased network costs related to the growth in enhanced data as well as specific one-time charges related to the resolution of certain billing disputes. Intermedia continued to focus its selling efforts to on-switch access lines, which provide better gross margins and improved provisioning time.

      FACILITIES ADMINISTRATION AND MAINTENANCE. Facilities administration and maintenance expenses increased 34.2% to $237.5 million for 2001 compared to $177.0 million for 2000. The increase is due to increased support costs relating to Intermedia's owned and leased network capacity, and increased maintenance expenses due to network expansion. The Digex Web site segment accounted for $34 million of the 2001 increase primarily due to the increased levels of operations, charges under Digex's facilities agreement with WorldCom, the expansion of its new data centers (including costs related to the hiring of additional personnel in customer service, engineering, and facilities administration), accruals for changes in employee benefits, and additional maintenance contracts to service Digex's computer hardware and software.

      COST OF GOODS SOLD. Cost of goods sold decreased 4.6% to $100.6 million for 2001 compared to $105.4 million for 2000. This decrease was principally due to the decrease in demand for telecommunications equipment as well as an increased effort to receive discounts on volume purchasing. The decrease was offset by additional inventory reserves of $15 million recorded in the second quarter of 2001 relating to slow-moving and obsolete telecommunications equipment triggered by the declining growth in the overall telecommunications market.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 4.4% to $491.1 million for 2001 compared to $470.2 million for 2000. Intermedia recorded adjustments to bad debt expense relating to reciprocal compensation revenue in the amounts of $75.4 million and $45.0 million during the second quarters of 2001 and 2000, respectively. These amounts were recorded in anticipation of settlement with BellSouth and others. Final settlement with BellSouth was reached on June 27, 2001 for outstanding balances through June 13, 2001. As a result of the settlement, Intermedia also expensed $1.0 million in deferred legal fees associated with various interconnection agreements in the second quarter of 2001. Intermedia recorded an additional $25.0 million adjustment to bad debt expense to reserve for uncertain collectibles in the second quarter of 2001 as a result of bankruptcies and increased numbers of slow paying accounts due to the recent downturn in the telecommunications industry. As a result of attriting sales headcount, Intermedia wrote off $3 million in prepaid commissions in the second quarter of 2001. These amounts are offset in part by decreased spending in outside professional services, employment agency fees and travel related expenses, lower salary expense as a result of headcount reductions and lower costs at Digex. The Digex Web site segment's selling, general and administrative expenses for 2001 decreased $4 million primarily as a result of a large decrease in marketing and advertising expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 13.6% to $403.9 million for 2001 compared to $467.2 million for 2000. This decrease results from the third quarter 2001 write-off of certain assets, including telecommunications equipment and intangibles in connection with the Merger, as well as the discontinued depreciation of the Intermedia assets designated as held for sale as of July 1, 2001. The decrease was offset by increased depreciation and amortization of telecommunications equipment placed in service during 2001 and 2000 relating to ongoing network expansion. Depreciation and amortization for the Digex Web site segment increased $57.6 million for 2001 due to additional servers and other facilities and equipment placed in service during and subsequent to 2000. Depreciation and amortization expense is expected to continue to increase through 2002 for Digex based on an expected increase in customer equipment installations based on market demand.

      DEFERRED COMPENSATION. Deferred compensation expense increased 27.1% to $9.2 million for 2001 compared to $7.2 million for 2000. This increase resulted from the full recognition of compensation expense associated with certain Intermedia options at the time of the Merger and offset against decreases in stock options granted to certain Digex employees at exercise prices below market value.

      BUSINESS RESTRUCTURING, MERGER RELATED AND OTHER CHARGES. Business restructuring, merger related and other charges were $1,594 million for 2001 compared to $18.1 million for 2000.

      Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for canceled capital projects which are considered to have no future economic benefit as a result of the Merger. The 2001 charge also includes costs of $100 million associated with professional fees, retention, direct merger costs and change of control payments to certain employees associated with the Merger. The costs incurred during 2000 relate primarily to network integration associated with a restructuring program which was completed in June 2000, and costs incurred to explore strategic alternatives related to Digex and the Merger.

      During the third quarter of 2001, WorldCom received an independent appraisal of the assets of Intermedia that indicated a potential impairment of Intermedia's assets existed. As a result, Intermedia reviewed the anticipated future undiscounted net cash flows for these assets and determined that the net cash flows were insufficient to recover the related carrying values. As such, the carrying values of these assets were written down to their appraised value resulting in a non-cash charge to operations of approximately $1,353 million, including approximately $802 million related to identified intangibles.

      INTEREST EXPENSE. Interest expense decreased 9.1% to $241.5 million for 2001 compared to $265.7 million for 2000. The decrease results from Intermedia's repayment of its outstanding credit facility borrowings of $258 million, repayment of the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom, Intermedia's repurchase of $541 million of outstanding Intermedia debt in the open market, and Intermedia's repurchase of $5 million of outstanding Intermedia debt pursuant to change of control offers during the third and fourth quarters of 2001. Additionally, on September 28, 2001, Intermedia redeemed all of its 12.5% senior discount notes for $337 million. The funds used to repay the above debt obligations were obtained from prepayment of the intercompany note agreement with WorldCom as discussed above. The decrease for 2001 was somewhat offset against increased borrowings during the first half of 2001 related to the credit facility and the note purchase agreement with WorldCom.

      GAIN ON SALE OF DIGEX STOCK. Gain on sale of Digex stock was approximately $864.3 million for 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B common stock which was converted to Class A common stock upon such sale. Gross proceeds amounted to $913.8 million.

      INTEREST AND OTHER INCOME. Interest and other income increased to $227.5 million for 2001 compared to $44.7 million for 2000. The increase results primarily from interest earned on the intercompany note agreement with WorldCom. For 2001, Intermedia recorded $232 million of interest income associated with the intercompany note.

      PROVISION FOR INCOME TAXES. Intermedia did not record a provision for income taxes for 2001. In assessing the realizability of deferred tax assets, Intermedia considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon recent levels of taxable losses and projections of future taxable losses over the periods in which deferred tax assets are deductible, Intermedia has recorded a valuation allowance in an amount which reduces the net deferred taxes to zero as of December 31, 2001 and 2000.

      For 2000, Intermedia recorded a provision for income taxes of $7.7 million resulting from the gain on sale of Digex stock in February 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense was required for alternative minimum tax ("AMT") purposes.

      MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss of subsidiary increased 26.4% to $66.8 million for 2001 compared to $52.9 million for 2000. The increase for 2001 reflects increased losses recorded by Digex for 2001, offset in part by a correction in the computation of minority interest for consolidated purposes.

      CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE. The cumulative change in accounting principle of $0.2 million in 2000 was due to the Digex Web site and application hosting segment's change in method of accounting for revenue recognition in accordance with SAB 101 effective January 1, 2000.

      EXTRAORDINARY ITEMS. During 2001, Intermedia repurchased $541 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and on September 28, 2001, Intermedia redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of this debt, Intermedia recorded a loss of $69.5 million before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

      Intermedia recorded an extraordinary gain on early extinguishment of debt of $17.9 million for 2000 which is due to a gain on the repurchase of senior notes originally issued in October 1997, December 1997, and February 1999 of $18.5 million, net of a tax provision of $0.6 million.

      PREFERRED STOCK DIVIDENDS AND ACCRETIONS. Preferred stock dividends and accretions decreased 11.9% to $106.3 million for 2001 compared to $120.6 million for 2000. The decrease reflects the Merger, whereby

Intermedia preferred stock, other than Intermedia's Series B Preferred Stock and Digex Series A preferred stock, was exchanged for a class or series of WorldCom's preferred stock, with substantially identical terms. The decrease was offset by the increased number of Series B Preferred Stock shares issued and outstanding during 2001 compared to the same periods in 2000 as well as the discount accretions on the Digex Series A preferred stock.

      NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for 2001 was $2,432 million compared to $8.1 million for 2000. Diluted loss per share was $85.31 for 2001 versus $0.15 for 2000. The diluted loss per share for 2001 was impacted by the business restructuring, merger related and other charges in 2001 and by lower shares outstanding as a result of the Merger recapitalization.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

      REVENUE. Total revenue grew from $906.0 million to $1,036.9 million or 14.4% from 1999 to 2000. The overall increase in revenue was due to strong growth in Intermedia's Web site and application hosting services segment and continued expansion of Intermedia's frame relay and Internet networks. Intermedia's core strategic revenue categories continued to grow as Intermedia maintained its emphasis on sales of data, Internet, and Web hosting as well as local access and voice as the core components of its revenue growth going forward.

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

      Local access and voice revenue decreased 16.6% to $345.6 million in 2000 compared to $414.2 million in 1999. This decrease was principally due to decreased long distance revenue as well as a change in booking rates for reciprocal compensation in 2000. The decrease in long distance revenue was primarily a result of per minute pricing declines experienced industry-wide. In addition, Intermedia no longer focused its marketing efforts on sales of long distance services on a stand-alone basis. Reciprocal compensation revenue from certain ILECs decreased by approximately $39.3 million from 1999 due to the change in booking rates for reciprocal compensation in 2000, as well as the negotiation of lower rates on a going-forward basis. The decrease was partially offset by Intermedia's continued rollout of integrated voice services into additional markets. Intermedia's access line equivalents increased by 144,138 from 501,094 at December 31, 1999 to 645,232 at December 31, 2000.

      Integration revenue increased 20.4% to $156.9 million in 2000 compared to $130.3 million in 1999. This increase was principally due to an increased demand for the installation, sale and maintenance of telecommunications equipment in 2000 compared to 1999 and an expanded sales effort in new markets.

      NETWORK OPERATIONS. Network operations expense increased 3.8% to $385.4 million in 2000 compared to $371.2 million in 1999. However, as a percentage of revenue, network operations expenses decreased from 41.0% in 1999 to 37.2% in 2000 primarily as a result of increased Digex revenues during the period. In addition, certain network costs purchased from outside vendors in 1999 for traffic were eliminated since the majority of this traffic was migrated to Intermedia's network in 2000.

      FACILITIES ADMINISTRATION AND MAINTENANCE. Facilities administration and maintenance expenses increased 71.2% to $177.0 million in 2000 compared to $103.4 million in 1999. The increase in dollars and as a percentage of revenue resulted from support costs related to the expansion of Intermedia's owned and leased network capacity, increased maintenance expenses due to network expansion and increased payroll expenses related to additional engineering and operations staff necessary to support and service the expanding network. The Digex Web site and application hosting services segment accounted for $48.0 million of the increase primarily related to the increased level of operations and the expansion of new data centers including costs related to the hiring of additional personnel and consultants in customer service, engineering, and facilities administration supporting server growth.

      COST OF GOODS SOLD. Cost of goods sold increased 26.4% to $105.4 million in 2000 compared to $83.4 million in 1999. This increase in dollars and as a percentage of revenue was principally due to the increase in integration services revenue as a result of greater demand for telecommunications equipment in 2000 compared to 1999 and the change in revenue mix. The Digex Web site and application hosting services segment accounted for $11.6 million of the increase due to additional network costs resulting from an expanded customer base and increases in service offerings, including third party equipment sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 59.7% to $470.2 million in 2000 compared to $294.4 million in 1999. Intermedia's increase in selling, general and administrative expenses for 2000 resulted from an increase in overhead related expenses, sales and marketing personnel's expenditures to support Intermedia's growth strategy, and a $45.0 million provision for doubtful accounts related to reciprocal compensation. The Digex Web site and application hosting services segment represented $74.7 million of the increase as part of Digex's growth strategy. Increases in selling, general and administrative expenses in 2000 at Digex included the costs associated with an increased employee base, advertising campaigns, back office support, rent for additional office space, consultants' professional fees, an increased provision for doubtful accounts receivable and the addition of key executive management to support the growth of the business.

      DEFERRED COMPENSATION. Deferred compensation increased 380.0% to $7.2 million in 2000 compared to $1.5 million in 1999. The increase at the Digex Web site and application hosting services segment in 2000 was $2.8 million primarily due to increases in stock options granted to certain employees at exercise prices below market value since July 29, 1999. Intermedia's increase was primarily a result of accelerated vesting of restricted stock awards to executives in the first quarter of 2000. Intermedia adopted FASB Interpretation No. 44, or FIN 44, during the third quarter of 2000 to reflect the change in value of certain stock options that were repriced in 1999 and 2000 which are now accounted for as variable. The implementation of FIN 44 had no overall impact on the results of operations for the year ended December 31, 2000 due to the decline in the market price of Intermedia's stock in the fourth quarter of 2000.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 41.9% to $467.2 million in 2000 compared to $329.3 million in 1999. This increase was principally due to depreciation of telecommunications equipment and other tangible assets placed in service during 2000 as a result of ongoing network expansion. The Digex Web site and application hosting services segment accounted for $49.8 million of the increase in 2000. The increase was principally due to additional servers and other facilities and equipment placed in service since December 31, 1999.

      BUSINESS RESTRUCTURING, MERGER RELATED AND OTHER CHARGES. Business restructuring, merger related and other charges of approximately $18.1 million were recorded by Intermedia during 2000 compared to $27.9 million during 1999. During 1998, Intermedia commenced a program which comprised primarily of network integration, back office accounting integration and information systems integration cost and costs associated with positions eliminated as a result of the program. Additional costs of $9.4 million and $27.9 million were recorded during the year ended December 31, 2000 and 1999, respectively, representing incremental, redundant, or convergence costs that resulted directly from implementation of the program but which were required to be expensed as incurred. Such costs were substantially in line with the amounts expected by management. The decrease in the program expenses from 2000 compared to 1999 was due to the completion of the program in June 2000. The remaining $8.8 million in expense in 2000 related to investment banking fees, legal, accounting, and other expenses incurred to explore strategic alternatives related to Digex and the Merger.

      INTEREST EXPENSE. Interest expense decreased 10.2% to $265.7 million in 2000 from $295.9 million in 1999. The decrease is due to the repurchase of $670.0 million aggregate principal amount of senior notes in the second and fourth quarters of 2000. Interest expense at the Digex Web site and application hosting services segment increased $0.9 million in 2000 compared to 1999 due to the capital leases assigned to Digex by Intermedia during the second quarter of 1999 and the third quarter of 2000 capital lease for the new Digex corporate headquarters. Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to approximately $13.9 million in 2000 compared to $10.4 million in 1999.

      GAIN ON SALE OF DIGEX STOCK. Gain on sale of Digex stock was approximately $864.3 million in 2000. On February 16, 2000, Intermedia sold 10,650,000 shares of its investment in Digex's Class B common stock which was converted to Class A common stock upon such sale. Net proceeds amounted to approximately $913.8 million.

      INTEREST AND OTHER INCOME. Interest and other income increased 24.9% to $44.7 million in 2000 compared to $35.8 million in 1999. This increase was the result of interest earned on the comparatively higher level of average cash balances for 2000 as compared to the same period in 1999. The increase at the Digex Web site and application hosting services segment was $9.1 million in 2000 compared to the same period in 1999. The increase was principally from interest earned on the cash proceeds from the investment in Digex by Microsoft and a subsidiary of Compaq, an initial and subsequent public equity offering and exercised stock options.

      PROVISION FOR INCOME TAXES. Provision for income taxes was approximately $7.7 million in 2000. Although Intermedia utilized net operating losses to offset regular federal taxable income, a provision for current income tax expense is required for AMT purposes.

      MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss of subsidiary increased 677.9% to $52.9 million in 2000 from $6.8 million in 1999. The increase in 2000 was due to the fact that 2000 included a full year of losses due to the Digex initial public offering in August 1999. In addition, the minority interest in net losses of subsidiary was greater in 2000 due to the change in Intermedia's ownership percentage in Digex in February 2000 as a result of the secondary offering.

      CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE. The cumulative change in accounting principle of $0.2 million in 2000 was due to the Digex Web site and application hosting segment's change in method of accounting for revenue recognition in accordance with SAB 101 effective January 1, 2000.

      EXTRAORDINARY ITEMS. Intermedia recorded an extraordinary gain on early extinguishment of debt of $17.9 million, net of a tax provision of $0.6 million in 2000, which is due to the repurchase of $670.0 million face value of senior notes.

      PREFERRED STOCK DIVIDENDS AND ACCRETIONS. Preferred stock dividends and accretions increased 30.4% to $120.6 million compared to $92.5 million in 1999 which is due to the increased number of shares outstanding for which dividends will accrue primarily from the issuance of Series G Preferred Stock in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Intermedia's operations have historically required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's and Digex's networks and facilities. Capital expenditures for Intermedia were approximately $257.2 million, $602.8 million and $601.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, excluding capital leases. Intermedia expects that it will continue to have substantial capital requirements in connection with the continued expansion of data centers related to the development of the Digex Web site and application hosting segment.

      Net cash used in operating activities was $341.3 million, $197.2 million and $224.2 million during the years ended December 31, 2001, 2000 and 1999, respectively. Net cash used in operating activities was primarily the result of operating losses and changes in working capital.

      Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

      In connection with the Merger recapitalization, WorldCom issued to Merger Sub an intercompany note in an aggregate principal amount of approximately $7,075 million. This note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, and the shares of Junior Preferred Stock became shares of Junior Preferred Stock of Intermedia and the cash and the note receivable were transferred to Intermedia. As a subsidiary of WorldCom, Intermedia's cash needs will be funded by WorldCom and it is expected that future fundings for Intermedia will be made through reductions against the intercompany note.

      During 2001, WorldCom prepaid $1,335 million on the intercompany note and Intermedia recorded $232 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay debt obligations and for general corporate purposes including the funding of the Digex 2001 business plan as discussed below.

      During the third quarter of 2001, Intermedia repaid the outstanding credit facility borrowings of $258 million and the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom. Each of the credit facility and the subordinated note purchase agreement were canceled in connection with such repayments. Also during 2001, Intermedia repurchased $541 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and on September 28, 2001, Intermedia redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of this debt, Intermedia recorded a loss of $69.5 million before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

      On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding (or cause an affiliate to provide the funding) for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex and WorldCom boards of directors have approved the Digex 2002 business plan. The Digex 2002 business plan may require up to $276.O million, inclusive of capital expenditures, the majority of which is expected to be demand driven. Subject to the terms and conditions of the agreement, Digex will issue and Intermedia will purchase a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. The amounts used to fund the Digex 2002 business plan are expected to be obtained by Intermedia from WorldCom through intercompany note prepayments. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon election by written notice from Digex. Digex expects to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. Any changes to the Digex business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

      See Item 14 of This Annual Report On Form 10-K and Note 19 to Intermedia's Consolidated financial statements, which are incorporated by reference herein, for additional information regarding related party transactions with WorldCom.

      Dividends on the Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference of $1,000 per share and are payable quarterly in arrears. Historically, Intermedia has paid the Series B Preferred Stock dividend by the issuance of additional shares of Series B Preferred Stock. The Certificate of Designation for the Series B Preferred Stock requires that dividends payable on that stock after March 31, 2002 be paid in cash. Indentures governing certain Intermedia debt, however, restrict Intermedia's ability to make such cash dividend payments. The Series B Preferred Stock is redeemable in cash at the option of Intermedia on or after March 31, 2002. Any such redemption prior to July 1, 2003, the second anniversary of the Merger, may affect the ability of the Merger to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. Further, the indentures governing certain Intermedia debt restrict Intermedia's ability to make such a redemption. Intermedia is currently assessing its options with respect to the Series B Preferred Stock.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, will continue to be amortized until the adoption of the statement on January 1, 2002. Upon adoption, Intermedia stopped amortizing intangible assets with indefinite useful lives, including goodwill, acquired workforce and tradenames. Additionally, Intermedia is conducting impairment reviews of all intangibles assets with indefinite useful lives and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142.

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

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on Intermedia's consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      While all of Intermedia's long-term debt bears fixed interest rates, the fair market value of Intermedia's fixed rate long-term debt is sensitive to changes in interest rates. Intermedia runs the risk that market rates will decline and the required payments will exceed those based on current market rates. Under its current policies, Intermedia does not use interest rate derivative instruments to manage its exposure to interest rate changes. Beginning in the third quarter of 2000, Digex began to recognize revenue from international sales denominated in foreign currency. As a global concern, Digex could face exposure to adverse movements in foreign currency exchange rates on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation. These exposures may change over time as business practices evolve and could affect Digex's financial results. Currently, Digex does not hedge against any foreign currency risk due to restrictions in Intermedia's debt indentures and, as a result, could incur gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements listed in Item 14 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 3, 2001, Intermedia engaged Arthur Andersen LLP ("Arthur Andersen") to perform the audit of the consolidated financial statements of Intermedia for the fiscal year ended December 31, 2001. Arthur Andersen is the certifying accountant of WorldCom, which is the surviving corporation in the Merger. Ernst & Young LLP ("Ernst & Young") issued an unqualified opinion on the consolidated financial statements of Intermedia for the fiscal years ended December 31, 2000 and 1999, as modified due to substantial doubt about Intermedia's ability to continue as a going concern. To the knowledge of management, during the fiscal years ended December 31, 2000 and 1999, and in the subsequent period through the date of dismissal, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the matter in connection with their report on the financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following states each director and each executive officer's age, principal occupation, present position and the year in which each director was first elected a director.

      RON BEAUMONT, 53, has been Chief Operating Officer of the WorldCom group since December 2000. From 1998 to December 2000 Mr. Beaumont served as the president and Chief Executive Officer of WorldCom's Operations and Technology unit. From December 1996 to 1998, Mr. Beaumont was President of WorldCom Network Services, a subsidiary of WorldCom. Mr. Beaumont has been Vice President and a director of Intermedia since the Merger and is also a director of Digex.

      BERNARD J. EBBERS, 60, has been President and Chief Executive Officer of WorldCom since April 1985. Mr. Ebbers has served as a director of WorldCom since 1983. Mr. Ebbers has been President and Chief Executive Officer and a director of Intermedia since the Merger and is also a director of Digex.

      SCOTT D. SULLIVAN, 40, has been a director of WorldCom since 1996. Mr. Sullivan has served as Chief Financial Officer, Treasurer and Secretary of WorldCom since December 1994. Mr. Sullivan has been Secretary, Treasurer, and Vice President and a director of Intermedia since the Merger and is also a director of Digex.

COMPENSATION OF DIRECTORS

      As employees of WorldCom, the Intermedia directors do not receive any compensation from Intermedia.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash and noncash compensation for each of the three years in the period ended December 31, 2001 awarded to or earned by the former Chief Executive Officer and certain other former executive officers. The current executive officers are current executive officers of WorldCom and do not receive any additional compensation from WorldCom or Intermedia for their positions with or services to Intermedia.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                               COMPENSATION AWARDS
                                                                                    -----------------------------------------------
                                                                                    RESTRICTED     SECURITIES          ALL
                                                                      OTHER ANNUAL    STOCK        UNDERLYING         OTHER
                                                SALARY    BONUS (1)   COMPENSATION    AWARDS       OPTIONS (2)     COMPENSATION
              POSITION                 YEAR      ($)         ($)           ($)         ($)             (#)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
David C. Ruberg (3)                    2001     394,965    531,250         (4)       937,532 (5)          --         2,924,750  (6)
  Former Chairman of the Board,        2000     625,001    206,719         (4)            --         412,759             5,250  (9)
  Chief Executive Officer,             1999     487,500         --         (4)            --         412,759             5,000  (9)
  and President

Robert M. Manning (7)                  2001     248,718    225,000         (4)       427,195 (5)          --         1,682,734  (6)
  Former Sr. Vice President,           2000     375,001    136,500         (4)            --         309,570             2,804  (9)
  Chief Financial                      1999     312,500         --         (4)            --         154,784             2,712  (9)
  Officer and Secretary

Richard W. Marchant                    2001     268,962    127,500         (4)            --              --         1,333,953  (6)
  Senior Vice President,               2000     255,001     69,000         (4)            --          30,956             5,250  (9)
  Engineering                          1999     220,000         --         (4)            --         175,420  (8)        6,908  (9)

(1) Bonus figures for 2001 represent retention bonuses paid to named executive officers associated with the Merger. Bonus figures for 2000 and 1999 represent amounts paid during listed fiscal year for prior fiscal year performance.

(2) Stock information reflects the Merger consideration whereby all outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for WorldCom group stock having the same terms and conditions as the Intermedia options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319.

(3) Ceased service as an executive officer on August 17, 2001. See "Employment Agreements."

(4) The amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported during 2001, 2000 or 1999.

(5) Represents the closing market price on vesting date multiplied by the number of shares vested. Upon consummation of the Merger, the unvested portion of the restricted shares became fully vested. See "Employment Agreements."

(6) Includes severance payments of $625,000 for Mr. Ruberg and $400,000 for Mr. Manning; change of control payments of $2,312,500 for Mr. Ruberg, $1,280,000 for Mr. Manning and $810,000 for Mr. Marchant; contributions made by Intermedia to 401(k) plans; and tax sharing payments of $518,703 for Mr. Marchant.

(7)   Ceased service as an executive officer on July 31, 2001.

(8) Includes options to purchase 41,275 shares of WorldCom group stock (as adjusted from options to acquire Intermedia stock, to reflect the Merger consideration) which had been granted to Mr. Marchant in a prior year and which originally were exercisable at an exercise price of $23.3792 per share. On January 22, 1999, Intermedia reduced the exercise price for outstanding Intermedia options to purchase 2,266,521 shares, including these options, to $13.5672 per share, which was the market price of the Intermedia common stock at the date of the repricing.

(9)   Consists of contributions made by Intermedia to 401(k) plans.

STOCK OPTION GRANTS

      There were no grants of options during 2001 to Mr. Ruberg, Mr. Manning and Mr. Marchant.

      AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR END OPTION VALUES

                                                                                         VALUE OF IN-THE-MONEY
                                                             NUMBER OF UNEXERCISED           OPTIONS AS OF
                                  SHARES                   OPTIONS AS OF 12/31/2001          12/31/2001 (1)
                                 ACQUIRED      VALUE      ---------------------------   --------------------------
NAME                           ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                           -----------    --------    -----------   -------------   -----------  -------------
David C. Ruberg                  285,720     $2,676,015     1,458,185              0     $2,716,083       $0
Robert M. Manning                   0            $0           714,927              0     $  369,404       $0
Richard W. Marchant                 0            $0           121,936         84,440     $   21,166       $0

(1) Based on a year end closing price of $14.08 per share of WorldCom group stock.

EMPLOYMENT AGREEMENTS

      MR. RUBERG is the former President, Chief Executive Officer and Chairman of the Board of Intermedia pursuant to an employment agreement dated as of May 1, 1993, as amended (the "Agreement"). The Agreement provided for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. Either party could terminate the Agreement upon at least 15 days notice provided that, in the case of termination by Intermedia without cause, Mr. Ruberg was entitled to receive his base salary, together with fringe benefits, for either a 12 or 18 month period depending on certain factors set forth in the Agreement. Mr. Ruberg was subject to confidentiality during the employment term and will be subject to confidentiality at all times thereafter and non-competition restrictions during the employment term and for a period of 18 months following the termination of his employment. The non-competition restrictions apply to Florida and to any other state into which Intermedia's plans, within the year following termination, to provide its services. Pursuant to the Agreement, Mr. Ruberg was granted a ten-year Option (the "Ruberg Option") to purchase 400,000 shares of Intermedia common stock at an exercise price of $4.625 per share, exercisable as to 1/60 of the underlying shares on June 5, 1993 and exercisable as to 1/60 of the underlying shares on the fifth day of each subsequent month through May 5, 1998. In December of 1999, the Compensation Committee reevaluated the compensation terms of Mr. Ruberg's employment. Pursuant to a December 1999 letter, if Mr. Ruberg were terminated by Intermedia for any reason other than cause, Intermedia would pay Mr. Ruberg's base salary for one year after termination. Additionally, in May of 2000, the Ruberg Agreement was amended to provide that Mr. Ruberg received an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under
Section 4999 of the Internal Revenue Code. Upon the occurrence of the Merger, a change of control of Intermedia, (i) the unvested portion of the options granted to Mr. Ruberg before January 1, 1998, including the Ruberg Option, became fully vested; and (ii) Mr. Ruberg received an amount equal to two times his base salary plus two times his target bonus immediately prior to the change of control.

      Pursuant to a Restricted Share Agreement dated January 25, 1996, as amended from time to time, Mr. Ruberg was granted a contingent restricted stock award (the "Ruberg Award") covering 400,000 shares of Intermedia's common stock (the "Ruberg Restricted Shares"). Under the terms of the Ruberg Award, the Ruberg Restricted Shares would be issued only if substantial specified increases in stockholder value were obtained by specified dates. These increases in stockholder value were obtained in 1996 and the Ruberg Restricted Shares were issued to Mr. Ruberg. The Ruberg Restricted Shares were originally scheduled to vest in equal quarterly installments over a twenty year period, with acceleration of vesting upon attainment of certain goals. Two of these goals were obtained in the first quarter of 2000 which accelerated the vesting of 66% of the unvested Ruberg Restricted Shares. Upon the occurrence of the Merger, a change of control of Intermedia, the unvested portion of the issued Ruberg Restricted Shares became fully vested.

      Mr. Ruberg was terminated without cause by Intermedia on August 17, 2001 in connection with Intermedia's plans to reorganize and restructure its operations subsequent to the Merger.

      MR. MANNING is the former Senior Vice President, Chief Financial Officer and Secretary of Intermedia pursuant to a letter agreement dated August 27, 1996, as amended (the "Manning Letter"). The Manning Letter provided for a base salary and an annual performance-based bonus to be determined by the Compensation Committee. In the case of the involuntary termination of Mr. Manning's employment by Intermedia for any reason other than misconduct, Mr. Manning was entitled to receive his base salary for a 12 month period and to receive executive level outplacement services. Pursuant to the Manning Letter, Mr. Manning was granted a ten-year Option (the "Manning Option") to purchase 170,000 shares of Intermedia common stock at an exercise price of $15.375 per share, exercisable as to 1/60 of the underlying shares on September 27, 1996 and 1/60 of the underlying shares on the twenty-seventh day of each subsequent month through August 27, 2001. The exercise price for the Manning Option was reduced in May 1997 to $12.9375 per share. In December of 1999, the Compensation Committee reevaluated the compensation terms of the Manning Letter. Pursuant to a December 1999 letter, if Mr. Manning were terminated by Intermedia for any reason other than cause, Intermedia would pay Mr. Manning's base salary for one year after termination. Additionally, in May of 2000, the Manning Letter was amended to provide that Mr. Manning received an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code. Upon the occurrence of the Merger, a change of control of Intermedia, (i) the unvested portions of the Manning Option became fully vested, (ii) the unvested portion of the options granted to Mr. Manning before January 1, 1998 became fully vested, and (iii) Mr. Manning received an amount equal to two times his base salary plus two times his target bonus immediately prior to the occurrence of such change of control.

      Mr. Manning was allowed to borrow an aggregate of up to $112,000 from Intermedia in connection with certain relocation expenses incurred by Mr. Manning as a result of his commencement of employment with Intermedia. The aggregate amount borrowed by Mr. Manning was to be forgiven ratably by Intermedia over the 12-month period at a rate of 1/12 per month commencing September 4, 1996. Pursuant to this arrangement, Mr. Manning was reimbursed for the payment of taxes on such relocation allowance.

      Pursuant to the Manning Letter, and an agreement dated May 21, 1997, Mr. Manning was also granted two contingent restricted stock awards (the "Manning Awards") covering a total of 130,000 shares of Intermedia common stock (the "Manning Restricted Shares"). Under the terms of the Manning Awards, the Manning Restricted Shares would be issued only if substantial specified increases in stockholder value were obtained by specified dates. These goals were met in 1997. The Manning Restricted Shares were originally scheduled to vest in equal quarterly installments over a twenty-year period, with acceleration of vesting upon attainment of certain goals. Two of these goals were obtained in the first quarter of 2000 which accelerated the vesting on 66% of the unvested shares. Upon the occurrence of the Merger, a change of control of Intermedia, the unvested portion of the issued Manning Restricted Shares became fully vested.

      Mr. Manning was terminated without cause by Intermedia on July 31, 2001 in connection with Intermedia's plans to reorganize and restructure its operations subsequent to the Merger.

      MR. MARCHANT is employed as Senior Vice President, Engineering of Intermedia pursuant to a letter agreement dated September 1, 1998 as amended (the "Marchant Letter"). Mr. Marchant was granted a ten-year Option (the "Marchant Option") to purchase 40,000 shares of Intermedia common stock at an exercise price of $24.125 per share, exercisable as to 1/60 of the underlying shares on October 14, 1998 and 1/60 of the underlying shares on the eleventh day of each subsequent month through September 14, 2008. On January 22, 1999 these options were re-priced to $14.00 per share. These shares were eligible for the re-pricing since Mr. Marchant was not a Senior Vice President at the time. Upon the occurrence of the change in control, the unvested portion of the Marchant Option became fully vested. At the same time, Mr. Marchant was given a signing bonus of $60,000.

      In December of 1999, the Compensation Committee reevaluated the compensation terms of the Marchant Letter. If Mr. Marchant is terminated by Intermedia for any reason other than cause, Intermedia will pay Mr. Marchant's base salary for one year after termination. Upon the change in control, Mr. Marchant received an amount equal to two times his base salary plus two times his target bonus. In May of 2000, the Marchant Letter was amended to provide that Mr. Marchant will receive an additional amount, on an after-tax basis, to compensate for any excise taxes imposed on him under Section 4999 of the Internal Revenue Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      From January 1, 2001 until the Merger, the Compensation Committee was comprised of Messrs. Baker and Knapp, directors prior to the Merger. No member of the Compensation Committee was at any time an officer or employee of Intermedia, WorldCom or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      WorldCom is the sole holder of Intermedia's common stock. As of December 31, 2001, there were no persons, individually or as a group, known to Intermedia to be the beneficial owners of more than five percent of Intermedia's Series B Preferred Stock. Additionally, none of the named executive officers, current directors, or current executive officers are beneficial owners of any shares of Intermedia's Series B Preferred Stock.

      The following table provides information regarding the beneficial ownership of the WorldCom group stock and MCI group stock of our parent, WorldCom, as of December 31, 2001 by:

      o those persons or groups who we know beneficially own more than 5% of WorldCom group stock or MCI group stock;
      o     each of our current directors and named executive officers; and
      o     all of our current directors and executive officers as a group.

      As of December 31, 2001, there were no persons, individually or as a group, known to be the beneficial owners of more than 5% of WorldCom group's or MCI group's issued and outstanding stock.

                                                                       NUMBER OF SHARES BENEFICALLY OWNED (1)
                                                                  -------------------------------------------------
                                                                   WORLDCOM    PERCENT OF   MCI GROUP    PERCENT OF
           NAME OF BENEFICIAL OWNER                               GROUP STOCK  CLASS (1)      STOCK      CLASS (1)
           ------------------------                               -----------  ---------      -----      ---------
           Bernard J. Ebbers (2).............................     29,946,871       *         817,528         *
           Ronald R. Beaumont (3)............................      2,063,798       *            -            *
           Scott D. Sullivan (4).............................      3,264,438       *           223           *
           David C. Ruberg...................................         **           *            **           *
           Robert M. Manning.................................         **           *            **           *
           Richard W. Marchant (5)...........................       129,007        *            7            *
           All directors and current executive
              officers as a group (3 persons) (6)............     35,275,107       *         817,751         *

---------------
*     Less than one percent.
**    Information not known and not otherwise reasonably available.

(1) Based on 2,960,671,364 shares of WorldCom group stock and 118,325,100 shares of MCI group stock issued and outstanding December 31, 2001, plus, as to the holder thereof only, upon exercise or conversion of all derivative securities that are exercisable or convertible currently or within 60 days after December 31, 2001.

(2) Includes 35,551 WorldCom group shares and 1,422 MCI group shares held as custodian for children; 3,000,000 WorldCom group shares and 120,000 MCI group shares subject to a forward sale agreement as to which Mr. Ebbers has voting, but no dispositive power; and 9,510,678 WorldCom group shares purchasable upon exercise of options.

(3) Represents 2,063,798 WorldCom group shares purchasable upon exercise of options.

(4) Includes 3,259,083 WorldCom group shares purchasable upon exercise of options.

(5) Includes 128,814 WorldCom group shares purchasable upon exercise of options.

(6) Includes an aggregate of 14,833,559 WorldCom group shares purchasable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is contained in Note 19 to Intermedia's Consolidated Financial Statements and contained in Item 14 of this Annual Report on Form 10-K and incorporated by reference herein.

      Information regarding interests of certain directors and executive officers of Intermedia at the time of the Merger is contained in the Proxy Statement/Prospectus dated May 14, 2001 relating to the Merger which was filed by WorldCom, Inc. with the Securities and Exchange Commission on May 14, 2001, and which also constituted the Proxy Statement of Intermedia with respect to the Merger, under the caption "The Merger - Interests of Intermedia Directors and Executive Officers in the Merger," which is listed as Exhibit 99.2 to this Annual Report on Form 10-K and incorporated by reference herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of Intermedia and the notes thereto, the related reports thereon of the independent public accountants, and financial statement schedules, are filed pursuant to Item 8 of this Report:

FINANCIAL STATEMENTS -- INTERMEDIA
Reports of Independent Public Accountants............................    F-1
Consolidated Balance Sheets at December 31, 2000 and 2001............    F-3
Consolidated Statements of Operations for the years ended
    December 31, 1999, 2000, and 2001................................    F-4
Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 1999, 2000, and 2001............    F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 2000, and 2001................................    F-6
Notes to Consolidated Financial Statements...........................    F-7
FINANCIAL STATEMENT SCHEDULES -- INTERMEDIA
Schedule II -- Valuation and Qualifying Accounts.....................   F-27

      All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

INTERMEDIA REPORTS ON FORM 8-K

      The following reports on Form 8-K were filed during the fourth quarter of 2001:

      Intermedia filed a Current Report on Form 8-K, dated October 26, 2001, reporting under Item 5 the issuance of a press release related to the third quarter results of its subsidiary Digex, Incorporated. Intermedia also reported under Item 7 the filing of the press release as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K dated November 15, 2001, reporting under Item 5 the filing of the Form 10-Q of its subsidiary, Digex, Incorporated for the quarter ended September 30, 2001. Intermedia also reported under Item 7 the filing of the Form 10-Q of Digex, Incorporated for the quarter ended September 30, 2001 as an exhibit to the Form 8-K.

      Intermedia filed a Current Report on Form 8-K dated December 7, 2001, reporting under Item 5, the filing of Amendment No. 2 to Form 10-K/A of its subsidiary, Digex, Incorporated for the year ended December 31, 2000, and Amendment No. 1 to Digex's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2001 and June 20, 2001. Intermedia also reported under Item 7 Amendment No. 2 to Form 10-K/A of Digex, Incorporated for the year ended December 31, 2000, and Amendment No. 1 to Digex's Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2001 and June 30, 2001 as exhibits to the Form 8-K.

                                  EXHIBIT INDEX

NUMBER            EXHIBIT

2.1               --    Agreement and Plan of Merger among WorldCom, Inc.
                        Wildcat Acquisition Corp., and Intermedia, dated as of September 1, 2000. Exhibit 2.1 to Intermedia's Form 8-K
                        (File No. 000-20135) filed with the SEC on September 7,
                        2000 is incorporated herein by reference.

3.1               --    Amended and Restated Certificate of Incorporation of
                        Intermedia, together with all amendments thereto.
                        Exhibit 3.1 to Intermedia's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-20135) filed with the Commission on November 14, 2001, is incorporated herein by reference.

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

4.3               --    Indenture, dated as of July 9, 1997, between Intermedia
                        and SunTrust Bank, Central Florida, National
                        Association, as trustee. Exhibit 4.1 to Intermedia's
                        Current Report on Form 8-K filed with the Commission on July 17, 1997 is incorporated herein by reference.

4.4               --    Indenture, dated as of October 30, 1997, between
                        Intermedia and SunTrust Bank, Central Florida, National
                        Association, as trustee. Exhibit 4.1 to Intermedia's
                        Current Report on Form 8-K filed with the Commission on November 6, 1997 is incorporated herein by reference.

4.5               --    Indenture, dated as of December 23, 1997, between
                        Intermedia and SunTrust Bank, Central Florida, National
                        Association, as trustee. Exhibit 4.5 to Intermedia's
                        Registration Statement on Form S-3 (Commission File No.
                        333-44875) filed with the Commission on April 18, 1996 is incorporated herein by reference.

4.6               --    Indenture, dated as of May 27, 1998, between Intermedia
                        and SunTrust Bank, Central Florida, National
                        Association, as trustee. Exhibit 4.6 to Intermedia's
                        Form S-4 is incorporated herein by reference.

4.7               --    Senior Note Indenture, dated February 24, 1999, between
                        Intermedia and SunTrust Bank, Central Florida National
                        Association, as trustee. Exhibit 4.7 to Intermedia's
                        Registration Statement on Form S-4 filed April 15, 1999,
                        (No. 333-76363) is incorporated herein by reference.

4.8               --    Senior Subordinated Note Indenture, dated February 24,
                        1999, between Intermedia and the SunTrust Bank, Central
                        Florida National Association, as trustee. Exhibit 4.8 to
                        Intermedia's Registration Statement on Form S-4 filed
                        April 15, 1999, (No. 333-76363) is incorporated herein by reference.

4.9               --    Senior Note Registration Rights Agreement, dated
                        February 24, 1999, among Intermedia and the Initial
                        Purchasers. Exhibit 4.9 to Intermedia's Registration
                        Statement on Form S-4 filed April 15, 1999, (No.
                        333-76363) is incorporated herein by reference.

4.10              --    Senior Subordinated Note Registration Rights Agreement,
                        dated February 24, 1999, among Intermedia and the Initial Purchasers. Exhibit 4.10 to Intermedia's
                        Registration Statement on Form S-4 filed April 15, 1999,
                        (No. 333-76363) is incorporated herein by reference.

10.1              --    David C. Ruberg Employment Agreement, dated May 1, 1993,
                        between David C. Ruberg and Intermedia. Exhibit 10.2 to
                        Intermedia's 1995 Form 10-K is incorporated herein by reference.

10.2              --    Letter Agreement dated August 27, 1996 between Robert M.
                        Manning and Intermedia. Exhibit 10.6 to Intermedia's
                        1997 Form 10-K is incorporated herein by reference.

10.3              --    Sublease, dated August 28, 1995, between Intermedia and
                        Pharmacy Management Services, Inc. for its principal executive offices located at 3625 Queen Palm Drive, Tampa, Florida. Exhibit 10.3 to Intermedia's 1995 Form
                        10-K is incorporated herein by reference.

10.4              --    Letter Agreement dated December 1, 1999 between Richard
                        W. Marchant and Intermedia. Exhibit 10.13 to
                        Intermedia's 1999 Form 10-K is incorporated herein by reference.

10.5              --    Purchase Agreement, dated January 11, 2000, among
                        Intermedia and ICI Ventures LLC. Exhibit 10.1
                        Intermedia's Form 8-K dated February 17, 2000 is incorporated herein by reference.

10.6              --    Senior Note Purchase Agreement , dated as of February
                        19, 1999, among Intermedia and Bear Stearns & Co. Inc.,
                        Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                        Salomon Smith Barney Inc., NationsBanc Montgomery
                        Securities LLC and Warburg Dillon Read LLC (the "Initial
                        Purchasers"). Exhibit 1.1 to Intermedia's Registration
                        Statement on Form S-4 filed with the Commission on April
                        15, 1999 is incorporated herein by reference.

10.7              --    Senior Subordinated Note Purchase Agreement, dated as of
                        February 19, 1999, among Intermedia and the Initial
                        Purchasers. Exhibit 1.2 to Intermedia's Registration
                        Statement on Form S-4 filed with the Commission on April
                        15, 1999 is incorporated herein by reference.

10.8              --    Promissory Note, dated May 29, 2001, between Digex and
                        Intermedia. Incorporated herein by reference to Digex's
                        Form 10-Q for the quarterly period ended March 31, 2000
                        (File No. 000-26873).

10.9              --    Note Purchase Agreement, dated July 31, 2001, between
                        Digex and WorldCom. Exhibit 10.2 to Digex's Form 10-Q for the quarterly period ended September 30, 2001 (File
                        No. 000-26873) is incorporated herein by reference.

10.10             --    Master Channel Agreement between Digex and MCI WORLDCOM
                        Network Services, Inc., dated as of January 1, 2001.
                        Incorporated herein by reference to Digex's Form 8-K
                        (File No. 000-26873) filed with the SEC on March 5,
                        2001.

10.11             --    Master Facilities Agreement between Digex and MCI
                        WORLDCOM Network Services, Inc. dated as of January 1,
                        2001. Incorporated herein by reference to Digex's Form
                        8-K (File No. 000-26873) filed with the SEC on March 5,
                        2001.

10.12             --    Note Purchase Agreement, dated July 31, 2001 between
                        Digex and Intermedia. Exhibit 10.37 to Digex's 2001 Form
                        10-K is incorporated herein by reference.

10.13             --    Stock Subscription Agreement (including 7.69% note due
                        2009 between WorldCom and Merger Sub), dated as of June
                        28, 2001 between WorldCom and Merger Sub.

21.0              --    Subsidiaries of Intermedia.

99.1              --    Letter to Securities and Exchange Commission Pursuant to
                        Temporary Note 3T to Article 3 of Regulation S-X.

99.2              --    Proxy Statement/Prospectus dated May 14, 2001 contained
                        in Amendment No. 1 to the Registration Statement on Form
                        S-4 filed by WorldCom, Inc. (File No. 333-60482) is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERMEDIA COMMUNICATIONS INC.
                                              (Registrant)

Date: April 1, 2002                By: /s/  SCOTT D. SULLIVAN
                                       -----------------------------------------
                                         Scott D. Sullivan
                                         Secretary, Treasurer and Vice President

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                      DATE

 /s/ BERNARD J. EBBERS         Director, President and
--------------------------     Chief Executive Officer            April 1, 2002
Bernard J. Ebbers              (Principal Executive Officer)


/s/ SCOTT D. SULLIVAN          Director, Secretary,               April 1, 2002
--------------------------     Treasurer and Vice
Scott D. Sullivan              President (Principal
                               Financial Officer and
                               Principal Accounting
                               Officer)


/s/ RONALD R. BEAUMONT         Director and Vice President        April 1, 2002
--------------------------
Ronald R. Beaumont

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
INTERMEDIA COMMUNICATIONS INC.

      We have audited the accompanying consolidated balance sheet of Intermedia Communications Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of Intermedia's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ ARTHUR ANDERSEN LLP

Jackson, Mississippi
March 29, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
INTERMEDIA COMMUNICATIONS INC.

      We have audited the accompanying consolidated balance sheet of Intermedia Communications Inc. and Subsidiaries ("Intermedia") as of December 31, 2000, as restated, and the related consolidated statements of operations, stockholders' equity (deficit), as restated, and cash flows of each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Intermedia's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Intermedia Communications Inc. and Subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

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

                                                    /s/ ERNST & YOUNG LLP

Tampa, Florida
      February 15, 2001,
      except for paragraph 5
      of Note 16 and paragraph
      5, 6 , 9, 12 and 13 of
      Note 19 as to which the
      dates are March 2, 2001,
      and paragraphs 5 through 10
      of Note 11 as to which the
      date is November 27, 2001.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                DECEMBER 31,
                                                                                                          -----------------------
                                                               ASSETS                                        2000          2001
                                                               ------                                     ----------   ----------
Current assets:
   Cash and cash equivalents ..........................................................................   $  114,726   $   21,151
   Restricted investments .............................................................................       15,450       16,394
   Accounts receivable, less allowance for doubtful accounts of $58,410 in 2000 and $118,193 in 2001 ..      275,782       95,192
   Accounts receivable from WorldCom ..................................................................        7,839       30,969
   Income tax receivable ..............................................................................       10,510           --
   Prepaid expenses and other current assets ..........................................................       61,621       56,190
   Interest income receivable from WorldCom ...........................................................           --       18,776
                                                                                                          ----------   ----------
Total current assets ..................................................................................      485,928      238,672
Telecommunications equipment, net .....................................................................    2,067,088    1,219,700
Investments - available for sale ......................................................................        9,016           --
Intangible assets, net ................................................................................      876,407       19,231
Note receivable from WorldCom .........................................................................           --    5,740,039
Other assets ..........................................................................................       46,033       50,878
                                                                                                          ----------   ----------
      Total assets ....................................................................................   $3,484,472   $7,268,520
                                                                                                          ==========   ==========
                             LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...................................................................................   $  106,957   $   87,962
   Payable to WorldCom ................................................................................       19,457       56,875
   Accrued taxes ......................................................................................       23,635       17,485
   Accrued interest ...................................................................................       19,035       17,028
   Other accrued expenses .............................................................................       45,390       51,960
   Advance billings ...................................................................................       32,045       35,362
   Current portion of long-term debt ..................................................................      115,772           56
   Current portion of capital lease obligations .......................................................       12,505       15,038
                                                                                                          ----------   ----------
         Total current liabilities ....................................................................      374,796      281,766
Long-term debt ........................................................................................    1,918,326    1,149,221
Capital lease obligations .............................................................................      474,104      433,519
Other long-term liabilities ...........................................................................        6,881        1,248
Minority interest .....................................................................................      159,288       92,487
Redeemable preferred stock of subsidiary ..............................................................       71,572       81,503
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value; 600,000 shares
   authorized; 498,052 and 568,455 shares issued and outstanding in 2000 and 2001, respectively .......      489,787      561,440
Series D junior convertible preferred stock, $1.00 par value; 69,000 shares authorized in 2000;
   53,724 shares issued and outstanding in 2000; None authorized, issued or outstanding in 2001 .......      133,914           --
Series E junior convertible preferred stock, $1.00 par value; 87,500 shares authorized in 2000;
   64,047 shares issued and outstanding in 2000; None authorized, issued or outstanding in 2001 .......      159,421           --
Series F junior convertible preferred stock, $1.00 par value; 92,000 shares authorized in 2000;
   79,600 shares issued and outstanding in 2000; None authorized, issued or outstanding in 2001 .......      196,897           --
Series G junior convertible participating preferred stock, $1.00 par value; 200,000 shares authorized,
   issued and outstanding in 2000; None authorized, issued or outstanding in 2001 .....................      168,082           --
Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; 911,500 shares and 1,929,250 shares authorized in 2000
      and 2001, respectively; no shares issued ........................................................           --           --
   Junior preferred stock, $1.00 par value; None authorized, issued or outstanding in 2000;
      70,750 shares authorized, issued and outstanding in 2001 ........................................           --           71
   Common stock, $.01 par value; 150,000,000 shares authorized in 2000 and 2001; 55,138,703
      and 501,000 shares issued and outstanding in 2000 and 2001, respectively ........................          551            5
   Additional paid-in capital .........................................................................      951,415    8,715,871
   Cumulative translation adjustment ..................................................................          (38)        (242)
   Unrealized gain on investment held for sale ........................................................        7,016           --
   Accumulated deficit ................................................................................   (1,612,510)  (4,044,851)
   Deferred compensation ..............................................................................      (15,030)      (3,518)
                                                                                                          ----------   ----------
      Total stockholders' equity (deficit) ............................................................     (668,596)   4,667,336
                                                                                                          ----------   ----------
      Total liabilities, redeemable preferred stock and stockholders' equity (deficit) ................   $3,484,472   $7,268,520
                                                                                                          ==========   ==========

                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                        1999            2000            2001
                                                                                    ------------    ------------    ------------
Revenues:
   Data, Internet and Web hosting ...............................................   $    361,457    $    534,407    $    626,739
   Local access and voice .......................................................        414,242         345,547         256,892
   Integration services .........................................................        130,336         156,891         139,690
                                                                                    ------------    ------------    ------------
                                                                                         906,035       1,036,845       1,023,321
Expenses:
   Network operations ...........................................................        371,180         385,375         496,706
   Facilities administration and maintenance ....................................        103,417         176,980         237,526
   Cost of goods sold ...........................................................         83,362         105,436         100,630
   Selling, general and administrative ..........................................        294,382         470,205         491,121
   Depreciation and amortization ................................................        329,303         467,224         403,857
   Deferred compensation ........................................................          1,540           7,229           9,187
   Business restructuring, merger-related and other charges .....................         27,922          18,140       1,593,697
                                                                                    ------------    ------------    ------------
                                                                                       1,211,106       1,630,589       3,332,724
                                                                                    ------------    ------------    ------------
Loss from operations ............................................................       (305,071)       (593,744)     (2,309,403)
Other income (expense):
   Interest expense .............................................................       (295,900)       (265,679)       (241,467)
   Gain on sale of Digex stock ..................................................             --         864,321              --
   Interest and other income ....................................................         35,752          44,743         227,544
                                                                                    ------------    ------------    ------------
Income (loss) before income taxes, minority interest, cumulative
   change in accounting principle and extraordinary items .......................       (565,219)         49,641      (2,323,326)
Provision for income taxes ......................................................             --          (7,669)             --
                                                                                    ------------    ------------    ------------
Income (loss) before minority interest, cumulative change in accounting principle
   and extraordinary items ......................................................       (565,219)         41,972      (2,323,326)
Minority interest in net loss of subsidiary .....................................          6,793          52,869          66,808
                                                                                    ------------    ------------    ------------
Income (loss) before cumulative change in accounting principle
   and extraordinary items ......................................................       (558,426)         94,841      (2,256,518)
Cumulative change in accounting principle .......................................             --            (166)             --
Extraordinary items .............................................................             --          17,915         (69,502)
                                                                                    ------------    ------------    ------------
Net income (loss) ...............................................................       (558,426)        112,590      (2,326,020)
Preferred stock dividends and accretions ........................................        (92,455)       (120,641)       (106,321)
                                                                                    ------------    ------------    ------------
Net loss attributable to common stockholders ....................................   $   (650,881)   $     (8,051)   $ (2,432,341)
                                                                                    ============    ============    ============
Basic and diluted loss per common share:
Net loss attributable to common stockholders before cumulative change in
   accounting principle and extraordinary items .................................   $     (12.91)   $       (.48)   $     (82.87)
Cumulative change in accounting principle .......................................             --              --              --
Extraordinary items .............................................................             --             .33           (2.44)
                                                                                    ------------    ------------    ------------
Net loss per common share .......................................................   $     (12.91)   $       (.15)   $     (85.31)
                                                                                    ------------    ------------    ------------
Weighted-average number of shares outstanding - basic and diluted ...............     50,431,324      53,683,129      28,512,696
                                                                                    ============    ============    ============

                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             COMMON STOCK             ADDITIONAL
                                                                             ------------   PREFERRED  PAID-IN      ACCUMULATED
                                                                          SHARES     AMOUNT   STOCK    CAPITAL        DEFICIT
                                                                          ------     ------   -----    -------        -------
BALANCE AT DECEMBER 31, 1998 .......................................    48,648,993    $ 486     --   $   587,413    $  (953,579)
     Exercise of stock options and warrants at prices ranging
       from $.26 to $34.63 per share ...............................     1,371,216       14     --        11,310             --
     Issuance of common stock for dividends on Preferred Stock .....     1,718,151       17     --        34,841        (34,858)
     Conversion of Series D Preferred Stock to common stock ........        51,543        1     --           979             --
     Conversion of Series F Preferred Stock to common stock ........        23,768       --     --           974             --
     Issuance of common stock for acquisition of Entier ............        60,117        1     --         1,298             --
     Minority interest from IPO of subsidiary, net of issuance costs            --       --     --       118,146             --
     Deferred compensation, net of amortization ....................            --       --     --        13,510             --
     Other equity adjustments ......................................       (39,690)      (1)    --        (1,015)            --
     Other comprehensive income (net of taxes):
     Net loss ......................................................            --       --     --            --       (558,426)
     Preferred stock dividends and accretions ......................            --       --     --            --        (57,596)

          Total comprehensive income ...............................            --       --     --            --             --
                                                                       -----------    -----    ---   -----------    -----------
BALANCE AT DECEMBER 31, 1999 .......................................    51,834,098      518     --       767,456     (1,604,459)
     Exercise of stock options and warrants at prices ranging
       from $.26 to $54.38 per share ...............................     1,919,238       19     --        20,396             --
     Tax benefit of employee stock options .........................            --       --     --         1,474             --
     Issuance of common stock for dividends on Preferred Stock .....     1,308,100       13     --        43,857             --
     Conversion of Series D Preferred Stock to common stock ........           515       --     --            10             --
     Conversion of Series E Preferred Stock to common stock ........        69,852        1     --         2,111             --
     Issuance of Digex warrants ....................................            --       --     --        16,100             --
     Minority interest from secondary offering of subsidiary,
       net of issuance costs .......................................            --       --     --        63,149             --
     Issuance of warrants to KKR ...................................            --       --     --        30,764             --
     Deferred compensation, net of amortization ....................         6,900       --     --         6,098             --
     Other comprehensive income (net of taxes):
     Net income ....................................................            --       --     --            --        112,590
     Preferred stock dividends and accretions ......................            --       --     --            --       (120,641)
     Foreign currency translation adjustment .......................            --       --     --            --             --
     Unrealized gain/loss on investment ............................            --       --     --            --             --

          Total comprehensive income ...............................            --       --     --            --             --
                                                                       -----------    -----    ---   -----------    -----------
BALANCE AT DECEMBER 31, 2000 .......................................    55,138,703      551     --       951,415     (1,612,510)
     Exercise of stock options and warrants at prices ranging
       from $3.13 to $16.44 per share ..............................       169,465        2     --         3,969             --
     Tax benefit of employee stock options .........................            --       --     --            --             --
     Issuance of common stock for dividends on Preferred Stock .....     2,252,327       23     --        24,248             --
     Net effect of merger with WorldCom ............................   (57,560,495)    (576)    --       650,399             --
     Issuance of common stock to WorldCom ..........................       501,000        5     --         5,005             --
     Issuance of Junior Preferred Stock ............................            --       --     71     7,074,929             --
     Equipment purchase credits utilized ...........................            --       --     --         5,906             --
     Deferred compensation, net of amortization ....................            --       --     --            --             --
     Other comprehensive income (net of taxes):
     Net loss ......................................................            --       --     --            --     (2,326,020)
     Preferred stock dividends and accretions ......................            --       --     --            --       (106,321)
     Foreign currency translation adjustment .......................            --       --     --            --             --
     Net change in unrealized gain on investment ...................            --       --     --            --             --
          Total comprehensive income ...............................            --       --     --            --             --
                                                                       -----------    -----    ---   -----------    -----------
BALANCE AT DECEMBER 31, 2001 .......................................       501,000    $   5    $71   $ 8,715,871    $(4,044,851)
                                                                       ===========    =====    ===   ===========    ===========

                                                                                    CUMULATIVE  UNREALIZED       TOTAL
                                                                        DEFERRED   TRANSLATION  GAIN/LOSS ON  STOCKHOLDERS'
                                                                      COMPENSATION  ADJUSTMENT  INVESTMENT      DEFICIT
                                                                      ------------  ----------  ----------      -------
BALANCE AT DECEMBER 31, 1998 .......................................    $ (4,968)     $  --    $        --    $  (370,648)
     Exercise of stock options and warrants at prices ranging
       from $.26 to $34.63 per share ...............................          --         --             --         11,324
     Issuance of common stock for dividends on Preferred Stock .....          --         --             --             --
     Conversion of Series D Preferred Stock to common stock ........          --         --             --            980
     Conversion of Series F Preferred Stock to common stock ........          --         --             --            974
     Issuance of common stock for acquisition of Entier ............          --         --             --          1,299
     Minority interest from IPO of subsidiary, net of issuance costs          --         --             --        118,146
     Deferred compensation, net of amortization ....................     (11,252)        --             --          2,258
     Other equity adjustments ......................................          --         --             --         (1,016)
     Other comprehensive income (net of taxes):
     Net loss ......................................................          --         --             --       (558,426)
     Preferred stock dividends and accretions ......................          --         --             --        (57,596)
                                                                                                              -----------
          Total comprehensive income ...............................          --         --             --       (616,022)
                                                                        --------      -----    -----------    -----------
BALANCE AT DECEMBER 31, 1999 .......................................     (16,220)        --             --       (852,705)
     Exercise of stock options and warrants at prices ranging
       from $.26 to $54.38 per share ...............................          --         --             --         20,415
     Tax benefit of employee stock options .........................          --         --             --          1,474
     Issuance of common stock for dividends on Preferred Stock .....          --         --             --         43,870
     Conversion of Series D Preferred Stock to common stock ........          --         --             --             10
     Conversion of Series E Preferred Stock to common stock ........          --         --             --          2,112
     Issuance of Digex warrants ....................................          --         --             --         16,100
     Minority interest from secondary offering of subsidiary,
       net of issuance costs .......................................          --         --             --         63,149
     Issuance of warrants to KKR ...................................          --         --             --         30,764
     Deferred compensation, net of amortization ....................       1,190         --             --          7,288
     Other comprehensive income (net of taxes):
     Net income ....................................................          --         --             --        112,590
     Preferred stock dividends and accretions ......................          --         --             --       (120,641)
     Foreign currency translation adjustment .......................          --        (38)            --            (38)
     Unrealized gain/loss on investment ............................          --         --          7,016          7,016
                                                                                                              -----------
          Total comprehensive income ...............................          --         --             --         (1,073)
                                                                        --------      -----    -----------    -----------
BALANCE AT DECEMBER 31, 2000 .......................................     (15,030)       (38)         7,016       (668,596)
     Exercise of stock options and warrants at prices ranging
       from $3.13 to $16.44 per share ..............................          --         --             --          3,971
     Tax benefit of employee stock options .........................          --         --             --             --
     Issuance of common stock for dividends on Preferred Stock .....          --         --                        24,271
     Net effect of merger with WorldCom ............................          --         --             --        649,823
     Issuance of common stock to WorldCom ..........................          --         --             --          5,010
     Issuance of Junior Preferred Stock ............................          --         --                     7,075,000
     Equipment purchase credits utilized ...........................          --         --             --          5,906
     Deferred compensation, net of amortization ....................      11,512         --             --         11,512
     Other comprehensive income (net of taxes):
     Net loss ......................................................          --         --             --     (2,326,020)
     Preferred stock dividends and accretions ......................          --         --             --       (106,321)
     Foreign currency translation adjustment .......................          --       (204)            --           (204)
     Net change in unrealized gain on investment ...................          --         --         (7,016)        (7,016)
                                                                                                              -----------
          Total comprehensive income ...............................          --         --                    (2,439,561)
                                                                        --------      -----    -----------    -----------
BALANCE AT DECEMBER 31, 2001 .......................................    $ (3,518)     $(242)   $        --    $ 4,667,336
                                                                        ========      =====    ===========    ===========

                             See accompanying notes.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                             ---------    ---------    -----------
OPERATING ACTIVITIES                                                                            1999         2000           2001
                                                                                             ---------    ---------    -----------
Net income (loss) ........................................................................   $(558,426)   $ 112,590    $(2,326,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Gain on sale of Digex common stock ....................................................          --     (864,321)            --
   Cumulative change in accounting principle .............................................          --          166             --
   Extraordinary items ...................................................................          --      (17,915)        69,502
   Depreciation and amortization .........................................................     335,061      472,910        411,089
   Amortization and other changes in deferred compensation ...............................       2,258        7,288          9,212
   Business restructuring, merger-related and other charges ..............................      27,922       18,140      1,593,697
   Accretion of interest on notes payable ................................................     104,530      120,378         89,310
   Gain on sale of available for sale security ...........................................          --           --        (11,320)
   Provision for doubtful accounts .......................................................      20,499       75,208        174,366
   (Gain) loss on sale of telecommunications equipment ...................................         376        2,616           (502)
   Loss on sale of Internet service provider business ....................................          --           --         24,025
   Interest income on note receivable from WorldCom ......................................          --           --       (232,112)
   Minority interest in net loss of subsidiary ...........................................      (6,793)     (52,869)       (66,808)
   Changes in operating assets and liabilities:
      Accounts receivable ................................................................    (133,638)     (71,090)       (31,100)
      Prepaid expenses and other current assets ..........................................     (13,145)     (21,558)         8,920
      Other assets .......................................................................         (59)      (2,147)         2,321
      Accounts payable ...................................................................       2,393       19,496         29,749
      Other accrued expenses and taxes ...................................................      (5,162)       3,925        (85,600)
                                                                                             ---------    ---------    -----------
Net cash used in operating activities ....................................................    (224,184)    (197,183)      (341,271)

INVESTING ACTIVITIES
Purchases of telecommunications equipment, net ...........................................    (601,880)    (602,750)      (257,201)
Proceeds from sale of available for sale security ........................................          --           --         13,320
Proceeds from sale of Internet service provider business .................................          --           --         12,000
Proceeds from note receivable from WorldCom ..............................................          --           --      1,334,890
Interest income received on note receivable from WorldCom ................................          --           --        213,336
Purchases/maturities of restricted investments ...........................................      (2,322)      (7,198)          (944)
Proceeds from sale of fixed assets .......................................................       1,901           --          2,175
Proceeds from sale of Digex common stock, net of issuance costs ..........................          --      914,023             --
                                                                                             ---------    ---------    -----------
Net cash provided by (used in) investing activities ......................................    (602,301)     304,075      1,317,576

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs ..........................     534,991           --        119,000
Proceeds from issuance of revolving debt, net of issuance costs ..........................          --           --        144,984
Proceeds from termination of leases ......................................................          --        1,515             --
Proceeds from issuance of debt, net of issuance costs ....................................          --      137,424          3,300
Proceeds from issuance of common stock of subsidiary, net of issuance costs ..............     178,903      171,640             --
Proceeds from sale of preferred stock, net of issuance costs .............................          --      187,424             71
Proceeds from sale of preferred stock of subsidiary, net of issuance costs ...............          --       85,000             --
Payments on long-term debt and capital lease obligations .................................     (45,516)    (197,845)      (420,324)
Exercise of stock warrants and options ...................................................      11,323       20,972          3,971
Payments on early extinguishment of debt .................................................          --     (639,085)      (920,678)
                                                                                             ---------    ---------    -----------
Net cash provided by (used in) financing activities ......................................     679,701     (232,955)    (1,069,676)
                                                                                             ---------    ---------    -----------
Decrease in cash and cash equivalents ....................................................    (146,784)    (126,063)       (93,371)
Effect of exchange rates on cash .........................................................          --          (38)          (204)
Cash and cash equivalents at beginning of year ...........................................     387,611      240,827        114,726
                                                                                             ---------    ---------    -----------
Cash and cash equivalents at end of year .................................................   $ 240,827    $ 114,726    $    21,151
                                                                                             =========    =========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ............................................................................   $ 186,132    $ 167,288    $   143,551
Income taxes paid ........................................................................          --       17,130             --
Schedule of non-cash investing and financing activities:
   Assets acquired under capital lease obligations, equipment purchase
     credits and note payable ............................................................      15,569      149,846         24,048
   Amendment to capital lease obligation .................................................     (28,743)          --             --
   Common stock, warrants and options issued in purchase of businesses ...................       1,299           --             --
   Common stock issued as dividends on preferred stock ...................................      34,858       43,870         24,271
   Preferred stock issued as dividends on preferred stock ................................      54,226       61,925         70,403
   Accretion of preferred stock ..........................................................       3,371       14,846         11,647

                             See accompanying notes

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION

      On July 1, 2001, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2000 (the "Merger Agreement"), as amended by the First Amendment to the Agreement and Plan of Merger dated as of February 15, 2001, and the Second Amendment to the Agreement and Plan of Merger dated as of May 14, 2001, as so amended (the "Amended Merger Agreement"), by and among Intermedia Communications Inc. ("Intermedia"), WorldCom, Inc., a Georgia corporation ("WorldCom"), and Wildcat Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of WorldCom ("Merger Sub"), Merger Sub was merged with and into Intermedia (the "Merger"), with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Merger, stockholders of Intermedia received one share of WorldCom's WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's 13.5% Series B Redeemable Exchangeable Preferred Stock due 2009 (the "Series B Preferred Stock"), received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger, WorldCom owns approximately 90% of the voting securities of Intermedia. The Merger was accounted for as a purchase by WorldCom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Intermedia is an integrated communications services provider offering a full suite of enterprise data solutions (including frame relay and ATM), Internet connectivity, private line data, local and long distance, and systems integration services to business and government customers throughout the United States. Digex, Incorporated ("Digex"), a publicly traded subsidiary of Intermedia, is a leading provider of advanced hosting services for companies conducting business on the Internet.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

SALE OF SUBSIDIARY COMMON STOCK

      Intermedia has accounted for the initial and secondary public offering of common shares, completed in 1999 and 2000, respectively, of its managed Web site and application hosting subsidiary, Digex, as a financing transaction. As such, no gain has been recorded in the accompanying consolidated financial statements related to Digex's direct sale of its unissued shares.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for doubtful accounts, revenue recognition, impairment of long-lived assets and contingencies and litigation.

CASH AND CASH EQUIVALENTS

      Intermedia considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

RESTRICTED INVESTMENTS

      Restricted investments generally consist of certificates of deposit which are restricted to collateralize certain letters of credit required by the different municipalities to ensure Intermedia's performance related to network expansion.

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES

      The equity investment in an unaffiliated publicly traded company was classified as an available for sale security at its fair value at December 31, 2000. The unrealized holding gain on this marketable equity security of $7,016, net of tax, was included as a component of stockholders' equity in the accompanying consolidated financial statements as of December 31, 2000. This security was sold during the year ended December 31, 2001 for $13,320, resulting in a gain on sale of $11,320.

TELECOMMUNICATIONS EQUIPMENT

      Telecommunications equipment is stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payment at the inception of the lease. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment.....................................2 - 7 years
Fiber optic cable...................................................20 years
Furniture and fixtures...........................................5 - 7 years
Equipment held under capital leases...............................Lease term

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

INTANGIBLE ASSETS

      Intangible assets arose in connection with business combinations and include purchased customer lists, developed technology, workforce, tradenames and goodwill. Identifiable intangible assets are stated at cost and are amortized using the straight-line method over their estimated useful lives ranging from two to forty years at December 31, 2000 and five to ten years at December 31, 2001. See Notes 5 and 7 for additional information related to asset impairments in 2001.

PREPAIDS AND OTHER CURRENT ASSETS

      Prepaids and other current assets at December 31, 2000 and 2001 consist of $28,287 and $16,947, respectively, of resale inventory at Shared Technologies Fairchild, Inc., and other miscellaneous prepaid assets of $24,707 and $32,512, respectively. Additionally, prepaids and other current assets at December 31, 2000 and 2001 included deferred costs of $8,627 and $6,731, respectively.


IMPAIRMENT OF LONG-LIVED ASSETS

      Intermedia reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. See Note 5 for additional information related to asset impairments in 2001.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

DEBT ISSUANCE COSTS

      Debt issuance costs are amortized using the effective interest method over the term of the debt agreements. The related amortization is included as a component of interest expense in the accompanying consolidated statements of operations. Debt issuance costs included in other assets were $33,346 and $15,045 at December 31, 2000 and 2001, respectively. Amortization of debt issuance costs amounted to $5,937, $5,686 and $6,004 in 1999, 2000 and 2001,
respectively. Additionally, included in the 2001 extraordinary items in the accompanying consolidated financial statements is $12,297 of expense representing the proportionate write-off of unamortized debt issuance costs associated with Intermedia's 2001 debt repurchases as discussed in Note 8.

REVENUE RECOGNITION

      Intermedia recognizes revenue in the period the service is provided or the goods are shipped for equipment product sales. Unbilled revenue included in accounts receivable represent revenues earned for telecommunications services which are billed in the succeeding month and totaled $33,733 and $28,877 as of December 31, 2000 and 2001, respectively. Intermedia invoices customers one month in advance for recurring services resulting in advance billings at December 31, 2000 and 2001 of $32,045 and $35,362 respectively.

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

      Digex revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly services fees are recognized in the month the service is rendered. Digex also charges installation fees for new and existing customers upgrading service. Installation revenues and related direct incremental costs are deferred and recognized over the contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed.

INCOME TAXES

      Intermedia uses the asset and liability approach in accounting for income taxes for all years presented. Deferred income taxes are provided in the consolidated financial statements and principally relate to net operating losses and basis differences for intangible assets and telecommunications equipment. Valuation allowances are established to reduce the deferred tax assets to the amounts expected to be realized.

LOSS PER SHARE

      Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share includes the effect of dilutive common stock equivalents. No dilutive common stock equivalents existed in any year presented.

CONCENTRATIONS OF CREDIT RISK

      Accounts receivable are due from residential and commercial telecommunications customers. Credit is extended based on evaluation of the customer's financial condition and in certain cases collateral is required. As a result, Intermedia has some concentration of credit risk among its customer base. Anticipated credit losses are provided for in the consolidated financial statements.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ADVERTISING COSTS

      Intermedia expenses advertising costs as incurred. Advertising expense amounted to $11,395, $28,028 and $19,490 for the years ended December 31, 1999, 2000 and 2001, respectively.

STOCK-BASED COMPENSATION

      Intermedia accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, or SFAS 123, and related interpretations, which allows entities to continue to apply the provisions of APB No. 25 and provide certain disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Intermedia has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123. Accordingly, in cases where exercise prices equal or exceed fair market value at date of grant, Intermedia recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

      Intermedia accounts for non-employee stock-based compensation in accordance with SFAS 123. Pro forma financial information, assuming that Intermedia had adopted the measurement standards of SFAS 123 for all stock-based compensation, is included in Note 12.

RESEARCH AND DEVELOPMENT COSTS

      Digex expenses research and development costs, or R&D costs, as incurred, except for equipment that has alternative future uses, in accordance with SFAS No. 2, ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS. Indirect costs and general administrative expenses directly related to a joint development project and normal business development activities are expensed as incurred. R&D costs amounted to approximately $2,800 in 2001, $9,500 in 2000, and $600 in 1999 and are included in the consolidated statements of operations as selling, general and administrative expense.

      Product development costs incurred for internal use software and software supporting managed hosting services are expensed as incurred until the application development state, after which costs are capitalized in accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Digex has capitalized approximately $16,200 and $4,800 of software development costs in 2001 and 2000, respectively.

FOREIGN CURRENCY TRANSLATION

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income within stockholders' equity. The foreign currency transaction gains and losses for 2000 and 2001 are reported as interest income and other in the consolidated results of operations. There was no gain or loss resulting from foreign currency transactions in 1999.

CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2000, Digex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, or SAB 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Historically, Digex recognized installation revenue, in accordance with industry practice, upon completion of the managed Web hosting solution installation. The direct costs associated with the installation were expensed as incurred. In accordance with SAB 101, Digex recognizes installation revenue and related direct incremental costs of performing the installation over the contract term (generally 24 months).

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      The cumulative effect of the change in accounting principle resulted in a net charge of $166 as of January 1, 2000. With the adoption of SAB 101, there was no economic impact to Digex's business operations, cash flows, or a material impact on either Digex or Intermedia's consolidated financial statements. The adoption of SAB 101 had no impact on Intermedia's other product lines.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, Intermedia stopped amortizing intangible assets with indefinite useful lives, including goodwill, acquired workforce and tradenames. Additionally, Intermedia is conducting impairment reviews of all intangibles assets with indefinite useful lives and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143 ASSET RETIREMENT OBLIGATIONS, which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003. Intermedia has not yet quantified the impact of adopting SFAS No. 143 on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes both SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on Intermedia's consolidated results of operations or financial position.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

      As described in Note 1, Intermedia was acquired by WorldCom on July 1, 2001 in a transaction accounted for as a purchase. The majority of Intermedia's cash needs through June 30, 2001 were funded by WorldCom (pursuant to the Merger Agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a credit facility guaranteed by WorldCom. Additionally, in

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

connection with the Merger, WorldCom issued to Merger Sub an intercompany note in an aggregate principle amount of $7,075 million. The note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2001 and matures in 2009. WorldCom has expressed the intent and ability to continue funding the working capital and capital expenditure requirements of Intermedia for at least the next twelve months. All fundings for Intermedia subsequent to the Merger are expected to be made through reductions against the intercompany note.

4. BUSINESS DISPOSAL AND ASSETS HELD FOR SALE

      In connection with the Merger, the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions and effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12,000, resulting in a loss on disposal of approximately $24,025, which is included in interest and other income in the accompanying consolidated financial statements.

      In addition to this required divestiture, WorldCom has also committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the system integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. Accordingly, Intermedia ceased depreciation of the Internet business and these assets held for sale as of July 1, 2001. For the years ended December 31, 1999, 2000 and 2001, operating losses included in the accompanying consolidated financial statements for these businesses were approximately $49,000, $74,000 and $121,000, respectively. Intermedia anticipates that it will complete the disposals of the remaining identified businesses before the third quarter of 2002.

5. BUSINESS RESTRUCTURING, MERGER-RELATED AND OTHER CHARGES

      The following table reflects the components of the significant items included in business restructuring, merger-related and other charges for the years ended December 31, 1999, 2000 and 2001:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999       2000         2001
                                                       -------   ----------   ----------
Provision to reduce carrying value of certain assets   $    --   $       --   $1,352,988
Severance and other employee-related costs                  --           --       58,715
Direct merger costs                                         --           --       41,405
Integration costs and other exit activities             27,922       18,140      140,589
                                                       -------   ----------   ----------
                                                       $27,922   $   18,140   $1,593,697
                                                       =======   ==========   ==========

      Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses. In connection with this plan, Intermedia recorded a pre-tax charge of $1,537 million during the year ended December 31, 2001. The charge includes certain asset write-downs, severance costs, direct merger costs and other costs associated with Intermedia's third quarter 2001 plans to reorganize and restructure its operations, which include $60 million for facility consolidations and abandonments of leasehold facilities, $46 million for the write-down of nonconforming inventory that will not be deployed in the network and $35 million for canceled capital projects which are considered to have no future economic benefit as a result of the Merger.

      The 2001 charge also included costs of $100 million associated with professional fees, retention, direct merger costs and change of control payments to certain employees associated with the Merger. The costs incurred during 1999 and 2000 relate primarily to network integration and consulting costs associated with a 1998 restructuring program which was completed in June 2000, and costs incurred in 2000 to explore strategic alternatives related to Digex and the Merger.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      During the third quarter of 2001, WorldCom received an independent appraisal of the assets of Intermedia that indicated a potential impairment of Intermedia's assets existed. As a result, Intermedia reviewed the anticipated future undiscounted net cash flows for these assets and determined that the net cash flows were insufficient to recover the related carrying values. As such, the carrying values of these assets were written down to their appraised value resulting in a non-cash charge to operations of approximately $1,353 million, including approximately $802 million related to identified intangibles.

6. TELECOMMUNICATIONS EQUIPMENT

      Telecommunications equipment consisted of:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                     2000               2001
                                                 -----------        -----------
Telecommunications equipment .............       $ 1,582,158        $ 1,202,045
Fiber optic cable ........................           535,625            542,650
Furniture and fixtures ...................           321,961            292,644
Buildings under capital lease ............           152,220             85,436
Leasehold improvements ...................           160,384            190,925
Construction in progress .................           148,309             75,558
                                                 -----------        -----------
                                                   2,900,657          2,389,258
Less accumulated depreciation ............          (833,569)        (1,169,558)
                                                 -----------        -----------
                                                 $ 2,067,088        $ 1,219,700
                                                 ===========        ===========

      Depreciation expense totaled $252,932, $395,429 and $365,962 in 1999, 2000 and 2001, respectively.

      Telecommunications equipment and construction in progress included $656,109 and $591,800 of equipment recorded under capitalized lease arrangements at December 31, 2000 and 2001, respectively. Amortization of assets recorded under capital leases is included as part of depreciation expense.

      Interest cost capitalized in connection with Intermedia's construction of telecommunications equipment amounted to $10,364, $13,887 and $4,368 in 1999, 2000 and 2001, respectively.

      See Note 5 for information pertaining to Intermedia's 2001 asset impairment charge.

7. INTANGIBLE ASSETS

      Intangible assets consisted of:

                                                              DECEMBER 31,
                                                   ----------------------------
                                                       2000               2001
                                                   -----------         --------
Goodwill ..................................        $   904,562         $ 19,099
Customer lists ............................             71,172            9,750
Tradename .................................             19,750            3,120
Developed technology ......................            108,000            2,720
Workforce .................................              8,000            1,253
                                                   -----------         --------
                                                     1,111,484           35,942
Less accumulated amortization .............           (235,077)         (16,711)
                                                   -----------         --------
                                                   $   876,407         $ 19,231
                                                   ===========         ========

      Amortization of intangible assets amounted to $76,371 in 1999, $71,795 in 2000 and $37,895 in 2001. See Note 5 for information pertaining to Intermedia's 2001 asset impairment charge.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

8. LONG-TERM DEBT

      Long-term debt consisted of:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         2000           2001
                                                     -----------    -----------
12.5% Senior Discount Notes due 2006 .............   $   315,554    $        --
11.25% Senior Discount Notes due 2007 ............       472,132        337,939
8.875% Senior Notes due 2007 .....................       185,250        116,808
8.5% Senior Notes due 2008 .......................       210,000        123,886
8.6% Senior Notes due 2008 .......................       325,000        198,583
9.5% Senior Notes due 2009 .......................       159,060        122,576
12.25% Senior Subordinated Discount Notes due 2009       249,895        246,221
Revolving Line of Credit due 2001 ................       113,000             --
Other notes payable ..............................         4,207          3,264
                                                     -----------    -----------
                                                       2,034,098      1,149,277
Less current portion .............................      (115,772)           (56)
                                                     -----------    -----------
                                                     $ 1,918,326    $ 1,149,221
                                                     ===========    ===========

      During 2000, Intermedia used $639,085 of the proceeds from the public sale of a portion of its investment in Digex to repurchase and subsequently retire various outstanding senior notes. The repurchase resulted in an extraordinary gain, as shown in the accompanying consolidated statement of operations, of approximately $17,915, net of tax.

      During the third quarter of 2001, Intermedia repaid the then outstanding credit facility borrowings of $258 million and the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom. Each of the credit facility and the subordinated note purchase agreement were canceled in connection with such repayments.

      Also during the third and fourth quarters of 2001, Intermedia repurchased $541 million of outstanding Intermedia debt in the open market, repurchased $5 million of outstanding Intermedia debt pursuant to change of control offers, and redeemed all of its outstanding 12.5% senior discount notes, or $317 million principal amount, for $337 million. In connection with the extinguishment of debt, Intermedia recorded a loss in 2001 of $69,502 before taxes. Intermedia did not record a tax benefit on this amount due to the projected inability to utilize the benefit.

      The funds used to repay the 2001 debt obligations were obtained from proceeds received from WorldCom through the prepayment of the intercompany note agreement as further discussed in Notes 3, 12 and 19.

      Long-term debt maturities as of December 31, 2001 for the next five years and thereafter are as follows:

             2002...................................  $        56
             2003...................................           59
             2004...................................           62
             2005...................................        3,065
             2006...................................           22
             Thereafter.............................    1,146,013
                                                      -----------
                                                      $ 1,149,277
                                                      ===========

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of Intermedia's financial instruments at December 31 are as follows:

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2000                    2001
                                                         -------------------   -----------------------
                                                         CARRYING     FAIR      CARRYING       FAIR
                                                          AMOUNT      VALUE      AMOUNT        VALUE
                                                         --------   --------   ----------   ----------
Assets:
   Cash and cash equivalents .........................   $114,726   $114,726   $   21,151   $   21,151
   Restricted investments ............................     15,450     15,450       16,394       16,394
   Accounts receivable ...............................    283,621    283,621      138,061      138,061
   Interest income receivable ........................         --         --       18,776       18,776
   Investments available for sale ....................      9,016      9,016           --           --
   Note receivable from WorldCom .....................         --         --    5,740,039    5,902,813
Liabilities:
   Accounts payable ..................................    126,414    126,414      144,837      144,837
   Short-term and long-term debt:
      12.5% Senior Discount Notes ....................    315,554    231,000           --           --
      11.25% Senior Discount Notes ...................    472,132    335,400      337,939      363,922
      8.875% Senior Notes ............................    185,250    129,675      116,808      121,479
      8.5% Senior Notes ..............................    210,000    147,000      123,886      127,602
      8.6% Senior Notes ..............................    325,000    227,500      198,583      205,532
      9.5% Senior Notes ..............................    159,060    114,400      122,576      130,542
      12.25% Senior Subordinated Discount Notes ......    249,895    145,600      246,221      283,220
      Revolving Line of Credit .......................    113,000    113,000           --           --
      Other notes payable ............................      4,207      4,207        3,264        3,264
      Redeemable preferred stock of subsidiary .......     71,572    100,000       81,503       100,000
      Series B redeemable exchangeable preferred stock    489,787    249,027      561,440      574,140
      Series D junior convertible preferred stock ....    133,914     70,378           --           --
      Series E junior convertible preferred stock ....    159,421     69,510           --           --
      Series F junior convertible preferred stock ....    196,897     77,403           --           --
      Series G junior convertible preferred stock ....    168,082    168,082           --           --

The following methods and assumptions are used in estimating fair values for financial instruments:

      CASH AND CASH EQUIVALENTS: The fair value of cash equivalents is based on negotiated trades for the securities.

      RESTRICTED INVESTMENTS: At December 31, 2000 and 2001, the fair value of these investments approximates their carrying amounts.

      INVESTMENTS AVAILABLE FOR SALE: This investment was classified as available for sale in accordance with SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At December 31, 2000, the fair value of this investment, based upon quoted market rates, approximated its carrying amount.

      ACCOUNTS RECEIVABLE, NOTE RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts reported in the consolidated balance sheets for accounts receivable, note receivable and accounts payable approximate their fair values.

      DEBT AND PREFERRED STOCK: The estimated fair value of Intermedia's debt instruments and preferred stock is based on negotiated trades for the securities as provided by Intermedia's investment banker or by using discounted cash flows at Intermedia's incremental borrowing rate.

10. LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per common share:

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                       1999            2000             2001
                                                                                   ------------    ------------    ------------
Numerator:
   Income (loss) before cumulative effect of accounting change and
      extraordinary items ......................................................   $   (558,426)   $     94,841    $ (2,256,518)
   Preferred stock dividends and accretions ....................................        (92,455)       (120,641)       (106,321)
                                                                                   ------------    ------------    ------------
   Numerator for basic and diluted loss per common share - Net loss attributable to common stockholders before cumulative
         effect of accounting change and extraordinary items ...................   $   (650,881)   $    (25,800)   $ (2,362,839)
                                                                                   ============    ============    ============
Denominator:
   Denominator for basic and diluted loss per share -
      weighted-average shares outstanding ......................................     50,431,324      53,683,129      28,512,696
                                                                                   ============    ============    ============
Basic and diluted loss per common share before cumulative effect
   of accounting change and extraordinary items ................................   $     (12.91)   $       (.48)   $     (82.87)
                                                                                   ============    ============    ============

      Unexercised options to purchase 8,885,973 and 4,080,333 shares of common stock for 1999 and 2000, respectively, unexercised warrants of 71,727 in 2000, and unexercised convertible preferred stock outstanding convertible into 17,012,228 and 21,697,056 shares of common stock for 1999 and 2000, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive. This information is not meaningful for 2001 since all of Intermedia's unexercised options, unexercised warrants and convertible preferred stock outstanding immediately prior to the Merger were converted into similar WorldCom instruments and are not potential common stock equivalents of Intermedia subsequent to the Merger.

11. REDEEMABLE PREFERRED STOCK

      Dividends on Intermedia's Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference of $1,000 per share and are payable quarterly, in arrears. Dividends are payable in cash or, at Intermedia's option, by the issuance of additional shares of Series B Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Historically, Intermedia has paid the Series B Preferred Stock dividend by the issuance of additional shares of Series B Preferred Stock. The Series B Preferred Stock is subject to mandatory redemption at its liquidation preference of $1,000 per share, plus accumulated and unpaid dividends on March 31, 2009. The Series B Preferred Stock will be redeemable at the option of Intermedia at any time after March 31, 2002 at rates commencing with 106.75%, declining to 100% on March 31, 2007. The Series B Preferred Stock is generally entitled to one-tenth of one vote per share on all matters voting together with the common stock of Intermedia as a single class.

      The Certificate of Designation for the Series B Preferred Stock requires that dividends payable on that stock after March 31, 2002 be paid in cash. Indentures governing certain Intermedia debt, however, restrict Intermedia's ability to make such cash dividend payments. The Series B Preferred Stock is redeemable in cash at the option of Intermedia on or after March 31, 2002. Any such redemption prior to July 1, 2003, the second anniversary of the Merger, may affect the ability of the Merger to qualify as a tax-free reorganization under
Section 368(a) of the Internal Revenue Code. Further, the indentures governing certain Intermedia debt restrict Intermedia's ability to make such a redemption. Intermedia is currently assessing its options with respect to the Series B Preferred Stock.



      Intermedia is accreting the Series B Preferred Stock to its liquidation preference through the due date of the Series B Preferred Stock. The accretion for the years ended December 31, 1999, 2000 and 2001 was approximately $911, $914 and $918, respectively.

      During 1999, 2000 and 2001 Intermedia issued 54,226, 61,925 and 70,403 additional shares, respectively, of Series B Preferred Stock, in lieu of cash, with an aggregate liquidation preference of $54,226, $61,925 and $70,403 as payment of the required quarterly dividends.

      On January 12, 2000, Digex sold 100,000 shares of its non-voting preferred stock, designated as Series A Convertible Preferred Stock (the "Digex Series A preferred stock"), with detachable warrants to purchase 1,065,000 shares of Digex's Class A common stock (the "Digex Warrants"), for an aggregate of $100 million, of which $15 million was in the form of equipment purchase credits. The Digex Warrants can be exercised at any time on or before January 12, 2003 at an initial price of $57 per Digex share (the fair value of Digex's Class A common stock on the transaction commitment date) subject to certain adjustments. The proceeds from the offering were allocated between the preferred stock and the warrants based upon their relative fair values.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      In the event of liquidation, each share of Digex Series A preferred stock is entitled to a liquidation preference of $1,000 per share before any amount may be paid to Digex common stockholders. The holders of the Digex Series A preferred stock are also not entitled to receive dividends. Digex may not issue any stock with the same or senior preferences or priorities to this series without the consent of the majority of its preferred stockholders.

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

      Since redemption features are not solely within its control, Intermedia restated its consolidated balance sheet as of December 31, 2000 to report redeemable equity outside of stockholders' equity in the amount of $71.6 million (the aggregate fair value of the outstanding preferred stock at issuance, net of $16.1 million allocated to the warrants and $12.3 million of available equipment purchase credits).

      Intermedia is accreting the Digex Series A preferred stock discount of $16.1 million to the mandatory conversion date in January 2005. The accretion for the year ended December 31, 2001 was $4,025. No accretion was recorded in 2000. To date, Intermedia believes that a redemption event is not probable due to the covenants contained in the indentures of Digex and Intermedia and the availability of funds which would prohibit the holder's elected redemption of the securities.

      Immediately prior to the Merger, Intermedia had outstanding the following additional issues of preferred stock:

      o 53,724 shares of 7% Series D Junior Convertible Preferred Stock, par value $.01 per share;
      o 64,047 shares of 7% Series E Junior Convertible Preferred Stock, par value $.01 per share;
      o 79,600 shares of 7% Series F Junior Convertible Preferred Stock, par value $.01 per share; and
      o 200,000 shares of 7% Series G Junior Convertible Participating Preferred Stock, par value $.01 per share.

      Dividends on the Series D, E, F and G preferred stocks accrued at 7% of the aggregate liquidation preferences ($2,500 per share for the Series D, E and F, and $1,000 for the Series G) and were payable quarterly, in arrears, in cash or, at Intermedia's option, by the issuance of shares of common stock of Intermedia. Intermedia was accreting the Series D, E, F and G preferred stocks to their liquidation preferences through the respective due date of the preferred stock. The aggregate accretion on the Series D, E, F and G preferred stock for the years ended December 31, 1999, 2000 and 2001 was approximately $2,066, $10,528 and $6,343 respectively.

      In connection with the Merger, holders of the Intermedia Series D, E, F and G preferred stocks received one share of a class or series of respective WorldCom preferred stock, with substantially identical terms, which were established upon consummation of the Merger.

12. STOCKHOLDERS' EQUITY

      Upon effectiveness of the Merger, the then outstanding and unexercised options for shares of Intermedia common stock were converted into options exercisable for an aggregate of approximately 10 million shares of WorldCom group stock having the same terms and conditions as the Intermedia options,

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 1.0319. Information pertaining to Intermedia's stock option plans prior to the Merger follows.

      Stock Options: Intermedia had a 1992 Stock Option Plan and a 1996 Long-Term Incentive Plan (the Plans) under which options to acquire shares of Intermedia common stock were granted to employees, officers, directors and consultants of Intermedia. The Plans authorized the Board of Directors (the Board) to issue incentive stock options (ISOs), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that did not conform to the requirements of that Code section (Non-ISOs). The Board had discretionary authority to determine the types of stock options granted, the persons among those eligible to whom options were granted, the number of shares subject to such options, and the terms of the stock option agreements. Options were exercisable in the manner and at such times as fixed by the Board, but were not exercisable after the tenth anniversary of the grant of such options.

      The following table summarizes the transactions for the three years ended December 31, 2001 relating to the Plans:

                                                                                         NUMBER OF               PER SHARE
                                                                                          SHARES                OPTION PRICE
                                                                                          ------                ------------
Outstanding, December 31, 1998 ..............................................            7,553,690
    Granted..................................................................            6,462,470          $13.88    -  $38.56
    Exercised................................................................           (1,064,833)           0.26    -   34.63
    Canceled.................................................................           (4,065,354)           0.26    -   44.00
                                                                                        ----------
Outstanding, December 31, 1999 ..............................................            8,885,973
    Granted..................................................................            4,493,900            7.00    -   63.31
    Exercised................................................................           (1,148,143)           0.26    -   54.38
    Canceled.................................................................           (1,786,356)           0.26    -   63.31
                                                                                        ----------
Outstanding, December 31, 2000...............................................           10,445,374
    Granted..................................................................              751,200            8.28    -   17.38
    Exercised................................................................             (730,377)           0.26    -   16.44
    Canceled.................................................................             (490,729)           3.13    -   63.31
    Conversion to WorldCom group stock options...............................           (9,975,468)
                                                                                        ----------
Outstanding, December 31, 2001...............................................                    -
                                                                                        ==========
Exercisable, December 31, 2000...............................................            3,375,167
                                                                                        ==========
Exercisable, December 31, 1999...............................................            2,917,289
                                                                                        ==========

      Additionally, there were outstanding warrants to acquire 2,200,000 shares of Intermedia common stock at prices ranging from $20.75 to $45.00 per share which converted into warrants, with substantially identical terms, to acquire shares of WorldCom common stock upon consummation of the Merger.

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

                                                                                       1999         2000          2001
                                                                                    ---------     --------      -------
Risk-free interest rate........................................................          5.4%         6.1%         4.7%
Volatility factor of the expected market price of Intermedia common stock......         57.0%        77.0%        77.0%
Dividend yield.................................................................          -            -          -
Weighted average expected life of options......................................      5 years       5 years      5 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Intermedia's employee stock options had characteristics significantly different from those of exchange traded

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options' vesting period. Intermedia's pro forma information follows:

                                                              1999            2000          2001
                                                           ----------      ---------    -----------
Pro forma net loss attributable to common stockholders     $(660,744)      $ (13,398)   $(2,439,819)
Pro forma loss per common share ......................        (13.10)           (.25)        (85.57)

             The following table summarizes the weighted-average exercise prices of option activity for the years ended December 31, 1999, 2000 and 2001:

                                                   1999        2000        2001
                                                  ------      ------      ------
Balance at beginning of period .............      $18.78      $17.52      $17.59
Granted ....................................       21.92       28.61       15.21
Exercised ..................................        9.68       12.92       11.07
Canceled ...................................       22.62       27.14       24.57
Balance at end of period ...................      $17.52      $17.59      $   --

      The per share weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 were $12.01, $8.83 and $9.95 respectively.

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

      Intermedia recognized a provision for income tax of $7,669 in 2000, comprised of $7,594 of current federal and $75 of current state income tax, and did not recognize any income tax effects during the years ended December 31, 1999 and 2001. In assessing the realizability of deferred tax assets, Intermedia considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon recent levels of taxable losses and projections of future taxable losses over the periods in which deferred tax assets are deductible, Intermedia has recorded a valuation allowance in an amount which reduces the net deferred taxes to zero as of December 31, 2000 and 2001.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      The following is a reconciliation of the provision for income tax to the expected amounts using the statutory rate:

                                                             1999                  2000                    2001
                                                             ----                  ----                    ----
                                                      AMOUNT      PERCENT    AMOUNT    PERCENT      AMOUNT     PERCENT
                                                      ------      -------    ------    -------      ------     -------
Tax expense (benefit) at U.S. statutory rates ....   $(192,174)    (34.0)%  $ 16,878     34.0%    $(898,235)    (35.0)%
State income taxes, net of federal benefit .......     (18,199)    (3.2)       4,237      8.5       (66,726)    (2.6)
Goodwill .........................................      15,296      2.7       15,023     30.3         8,528      0.3
Basis difference on sale of interest in subsidiary          --       --        7,430     15.0            --       --
Other ............................................     (15,075)    (2.7)      (2,821)    (5.8)       78,541      3.1
Change in valuation allowance ....................     210,152     37.2      (33,078)    (66.6)     877,892     34.2
                                                     ---------     ----     --------     ----     ---------     ----
                                                     $      --      0.0%    $  7,669     15.4%    $      --      0.0%
                                                     =========     ====     ========     ====     =========     ====

      Significant components of Intermedia's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                       2000              2001
                                                    ---------       -----------
DEFERRED TAX LIABILITIES
Intangible assets ............................      $ (50,568)      $   (28,457)
Depreciation and amortization ................        (36,584)          (30,779)
Capital leases ...............................         (6,548)          (26,144)
Investment available for sale ................         (2,631)               --
                                                    ---------       -----------
     Total deferred tax liabilities ..........      $ (96,331)      $   (85,380)
                                                    ---------       -----------
DEFERRED TAX ASSETS
Net operating loss carryforwards .............      $ 389,114       $ 1,253,285
High yield debt obligations ..................         67,880            27,996
Accounts receivable ..........................         22,415            57,195
AMT credit carryforward ......................          7,331             6,407
Other ........................................         24,839            33,637
                                                    ---------       -----------
     Gross deferred tax assets ...............        511,579         1,378,520
     Less:  Valuation allowance ..............       (415,248)       (1,293,140)
                                                    ---------       -----------
                                                       96,331            85,380
                                                    ---------       -----------
Net deferred taxes ...........................      $      --       $        --
                                                    =========       ===========

      At December 31, 2001, Intermedia's net operating loss carryforward for federal income tax purposes is approximately $3 billion, expiring in various amounts from 2017 to 2021. Digex's net operating loss carryforward for income tax purposes is approximately $350,100 with expiration periods beginning in 2019 through 2021. The net operating loss carryforwards are subject to certain tax law provisions that limit the utilization of net operating losses following a change in ownership.

      At December 31, 2001, Digex's foreign subsidiaries had operating loss carryforwards of approximately $22,600. These losses currently carry forward indefinitely.

      At December 31, 2001, Intermedia had Alternative Minimum Tax credit carryforwards for federal income tax purposes of approximately $6,400. This credit carries forward indefinitely.

14. EMPLOYEE BENEFIT PLAN

      Intermedia maintains a 401(k) profit-sharing plan under which employees 21 years or older with at least three months of service are eligible for participation. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $10.5 in 2001. Intermedia matches one-half of a participant's contribution, up to a maximum of 7% of the participant's compensation. Intermedia's matching contribution fully vests after three years of service. Intermedia's contributions to the plan were approximately $4,337, $5,188 and $5,534 in 1999, 2000 and 2001, respectively.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

15. COMMITMENTS

      Intermedia is a party to various capital lease agreements for buildings, fiber optic cable, underground conduit equipment and utility poles which extend through the year 2018.

      In March 1998, Intermedia and Williams Communications, Inc. (Williams) executed a capacity purchase agreement which provides Intermedia with the right to purchase transmission capacity on a non-cancelable indefeasible right of use basis on the Williams fiber network over an initial 20 year period. The agreement, as amended in 1999, covers approximately 14,000 route miles of network facilities. The capitalized asset, consisting of Intermedia's rights to use network facilities, including, but not limited to, fiber, optronics/electronics, digital encoders, telephone lines and microwave facilities, in the initial amount of $426,300, is being depreciated over the 20-year estimated useful life of the primary underlying network asset, the fiber.

      Future minimum lease payments for assets under capital leases (including the Williams agreement) at December 31, 2001 are as follows:

2002...............................................................     $71,966
2003...............................................................      75,955
2004...............................................................      73,997
2005...............................................................      73,112
2006...............................................................      73,481
Thereafter.........................................................     662,977
                                                                     ----------
                                                                      1,031,488
Less amount representing interest..................................    (582,931)
                                                                     ----------
Present value of future minimum lease payments.....................     448,557
Less current portion...............................................     (15,038)
                                                                     ----------
                                                                     $  433,519
                                                                     ==========

      Certain executory costs, principally maintenance, associated with capital leases are expensed as incurred.

      Intermedia also leases fiber optic cable, terminal facility space, and office space under operating lease arrangements. The leases generally contain renewal options which range from one year to fifteen years, with certain rights-of-way and cable conduit space being renewable indefinitely after the minimum lease term subject to cancellation notice by either party to the lease. Lease payments in some cases may be adjusted for related revenues, increases in property taxes, operating costs of the lessor, and increases in the Consumer Price Index. Operating lease expense was $34,305, $41,950 and $50,586 for 1999, 2000, and 2001, respectively.

      Future minimum lease payments under noncancelable operating leases with original terms of more than one year as of December 31, 2001 are as follows:

                                          FIBER                 TERMINAL                OFFICE
                                       OPTIC CABLE           FACILITY SPACE             SPACE                  TOTAL
                                       -----------           --------------             -----                  -----
2002.......................           $          475         $       14,610         $       18,795         $       33,880
2003.......................                      475                 13,361                 16,455                 30,291
2004.......................                      396                 12,685                 11,724                 24,805
2005.......................                        -                 10,884                  7,558                 18,442
2006.......................                        -                  8,449                  4,130                 12,579
Thereafter.................                        -                 23,120                  8,340                 31,460
                                      --------------         --------------         --------------         --------------
                                      $        1,346         $       83,109         $       67,002         $      151,457
                                      ==============         ==============         ==============         ==============

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

16. CONTINGENCIES

      We are involved in legal and regulatory proceedings that are incidental to our business and have included loss contingencies in other current liabilities and other liabilities for these matters in our financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to us. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on our consolidated results of operations or financial position.

      Intermedia maintains interconnection agreements with incumbent local exchange carriers ("ILECs") across the country. These contracts govern, among other things, the reciprocal amounts billed by Intermedia for terminating local traffic to Internet service providers ("ISPs") in each state (commonly known as "reciprocal compensation"). Some of Intermedia's interconnection agreements have expired and, consequently, continue on a month-to-month basis.

      On April 27, 2001, the FCC released its decision in IMPLEMENTATION OF THE LOCAL COMPETITION PROVISIONS IN THE TELECOMMUNICATIONS ACT OF 1996; INTERCARRIER COMPENSATION FOR ISP-BOUND TRAFFIC, CC Docket No. 96-98/99-68 (the "ISP REMAND ORDER"), in which it adopted a gradually declining cap on the amount that carriers may recover from other carriers for delivering ISP-bound traffic. The ISP REMAND ORDER became effective on June 15, 2001, and is currently on appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The Court heard oral argument on February 12, 2002. Although BellSouth and Sprint have agreed to mirror the transitional reciprocal compensation mechanism established by the FCC for the transport and termination of local and compensable ISP traffic, several ILECs with whom Intermedia has interconnection agreements have not announced their position. While Intermedia continues to pursue vigorously the collection of all reciprocal compensation receivables and believes that future revenue recognized under the new interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will not be adopted when the interconnection agreements are renegotiated or arbitrated.

      OTHER DISPUTES. In 2000 Intermedia joined a number of other competitive carriers in filing a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Sprint and AT&T had unlawfully refused to pay Intermedia and the other plaintiffs lawfully tariffed charges for access services provided to Sprint and AT&T prior to June 20, 2001. Intermedia sought recovery of over $3.5 million in that action, and ultimately entered into settlement agreements with Sprint (January 2001) and AT&T (February 2002) pursuant to which the claims were dismissed.

      On March 2, 2001, Digex, WorldCom, and Intermedia entered into a definitive Stipulation of Settlement with all relevant parties to settle all claims related to the consolidated class action and derivative action in accordance with the terms agreed to in the February 15, 2001 memorandum of understanding. On April 6, 2001, a final settlement of the consolidated derivative and class action suits was approved by the Delaware Court of Chancery in Wilmington, Delaware. On May 7, 2001, the appeals period for appealing the Chancery Court's approval of the settlement expired with no appeals having been filed. The settlement had no direct impact on Intermedia other than on its stockholders.

17. SEGMENT INFORMATION

      Intermedia has two separate reportable segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statements of operations. Intermedia also owns a 61.35% interest in Digex, a separate public company, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, substantially all of Intermedia's assets are located within the United States. During the periods presented below, no single customer accounted for 10% or more of Intermedia's total revenue.

      The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues, receivables and investment-related accounts.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          CORE INTEGRATED
                                                           COMMUNICATIONS                                             CONSOLIDATED
                                                              SERVICES                DIGEX         ELIMINATIONS       INTERMEDIA
                                                              --------                -----         ------------       ----------
Year ended December 31, 2001
   Revenue from external customers ..............             $  808.9              $  214.4          $    --           $1,023.3
   Intersegment revenue .........................                  9.1                    --             (9.1)                --
   Depreciation and amortization ................                267.5                 136.4               --              403.9
   Loss from operations .........................             (2,123.6)               (185.8)              --           (2,309.4)
   Interest expense .............................               (236.7)                 (4.8)              --             (241.5)
   Interest and other income ....................                225.3                   2.2               --              227.5
   Extraordinary items ..........................                (69.5)                   --               --              (69.5)
Year ended December 31, 2000
   Revenue from external customers ..............                868.7                 168.1               --            1,036.8
   Intersegment revenue .........................                 10.7                    --            (10.7)                --
   Depreciation and amortization ................                388.4                  78.8               --              467.2
   Loss from operations .........................               (443.1)               (150.6)              --             (593.7)
   Interest expense .............................               (263.7)                 (2.0)              --             (265.7)
   Interest and other income ....................                 32.1                  12.6               --               44.7
   Extraordinary items ..........................                 17.9                    --               --               17.9
Year ended December 31, 1999
   Revenue from external customers ..............                846.2                  59.8               --              906.0
   Intersegment revenue .........................                  9.2                    --             (9.2)                --
   Depreciation and amortization ................                300.2                  29.1               --              329.3
   Loss from operations .........................               (232.9)                (72.2)              --             (305.1)
   Interest expense .............................               (294.8)                 (1.1)              --             (295.9)
   Interest and other income ....................                 32.3                   3.5               --               35.8
Total assets at December 31, 2001 ...............             $6,866.1              $  427.4         $  (13.1)          $7,280.4
Total assets at December 31, 2000 ...............             $2,963.4              $  521.1         $     --           $3,484.5

18. PUBLIC OFFERINGS OF SUBSIDIARY, GAIN ON SALE OF DIGEX STOCK AND MINORITY INTEREST

      In August 1999, Digex sold 11.5 million shares of its Class A common stock in an initial public offering, or the Digex Offering. The net proceeds from the Digex Offering were approximately $178.9 million and were required to be used only to purchase telecommunications related assets due to restrictions in Intermedia's debt instruments.

      On February 16, 2000, Digex completed its second public offering of 12,650,000 shares of its Class A common stock. Digex offered 2,000,000 shares of its Class A common stock and received net proceeds of approximately $172 million. Consistent with Intermedia's established policy, Digex's direct sale of its unissued shares is accounted for as a capital transaction, thus resulting in no gain on sale. As part of that offering, Intermedia sold 10,650,000 shares of its investment in Digex's Class B common stock, including the over-allotment option by the underwriter for 1,650,000 shares, which upon the sale, automatically converted into Class A common stock of Digex. The net proceeds from the sale by Intermedia of its investment in Digex were approximately $913.8 million. Approximately $639 million was used to reduce Intermedia's outstanding debt. Intermedia recognized a gain on sale of its investment in Digex stock of approximately $864 million. Intermedia includes the accounts of the majority-owned subsidiary in its consolidated financial statements and presents the 38.65% ownership by the minority shareholders as minority interest in the accompanying consolidated balance sheet.

19. RELATED PARTY TRANSACTIONS

      Intermedia has received support services related to the implementation of an enterprise-wide information system from an organization in which a director of Intermedia prior to the Merger had an indirect financial interest. The organization engaged to perform the implementation was selected by a task force of

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

Intermedia employees from among several proposing organizations. Intermedia paid approximately $7,100, $1,989 and $0 to this organization during 1999, 2000 and 2001, respectively.

      On March 10, 2000, Intermedia entered into an agreement with Advanced Switching Communications, Inc., or ASC, for the purchase of a minimum of $3 million of network equipment. Baker Capital Corp, of which a director of Intermedia prior to the Merger is a principal, owns approximately 26% of ASC. In connection with the purchase agreement, Intermedia received a conditional warrant to purchase up to 125,000 shares of common stock of ASC at a price of $15 per share, which becomes exercisable in tranches if Intermedia purchases additional equipment from ASC within certain time periods. Intermedia can exercise the warrant as to 30,000 shares if it purchases at least $3 million of equipment from ASC within certain time periods. Intermedia paid approximately $907 and $1,630 to ASC during 2000 and 2001, respectively.

      Prior to the Merger, Intermedia's cash needs were funded by WorldCom (pursuant to the Merger Agreement and the related October 31, 2000 14.12% subordinated note purchase agreement with WorldCom) and a credit facility guaranteed by WorldCom. Additionally, in connection with the Merger recapitalization, Merger Sub issued to WorldCom 70,750 shares of its Junior Preferred Stock with a liquidation value of $100,000 per share and 501,000 shares of Merger Sub common stock, par value $0.01 per share, in exchange for $70,760 in cash and an intercompany note payable to Merger Sub in an aggregate principal amount of $7,075 million. The note bears interest at an annual rate of 7.69% and will mature in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, resulting in the shares of Junior Preferred Stock and Merger Sub common stock becoming shares of Junior Preferred Stock and common stock, respectively, of Intermedia and the cash and the note being transferred to Intermedia.

      During 2001, WorldCom prepaid $1,335 million on the intercompany note and Intermedia recorded $232 million of interest income on the note. The funds received from the intercompany note prepayment were used to repay various debt obligations, including the 14.12% subordinated note purchase agreement, as further discussed in Note 8, and for the general corporate purposes.

      In connection with the Merger, on March 2, 2001, Digex and certain subsidiaries of WorldCom have entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, all agreements expire on December 31, 2003 and permit either party to request for a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The principal terms of the agreements are as follows:

      SALES CHANNEL AGREEMENT. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003. WorldCom agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. In 2003, WorldCom has agreed to purchase a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 (the "Minimum Annual Commitment"). WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

      Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      For the year ended December 31, 2001, Digex recognized revenue from WorldCom of $29.3 million, of which total revenues of $29.1 million were recorded under the sales channel agreement. Total revenues from actual managed hosting services were $14.8 million. Total revenues for the difference between actual managed hosting services sold and the Minimum Annual Commitment were $32.3 million. These amounts were reduced by $18.0 million, representing WorldCom's share in the net earnings related to activity under the sales channel agreement.

      FUNDING AGREEMENT. On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom board of directors. The Digex and WorldCom boards of directors have approved the Digex business plans for 2001 and 2002. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management intends to make this election by December 2002, at which time amounts then outstanding will be repaid in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

      Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $65.0 million to satisfy Digex's net cash requirements under its approved 2001 business plan. Through December 31, 2001, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted-average interest rate of 5.40%). Funds used to fund Digex in accordance with the July 31, 2001 note purchase agreement were obtained from WorldCom through intercompany note prepayments.

      In the second quarter of 2001, Digex borrowed $12.0 million from Intermedia. Through July 31, 2001, variable interest on the unpaid principal balance was paid monthly at an average LIBOR rate of approximately 4.50% per annum. Digex borrowed an additional $6.0 million on June 26, 2001 and $7.0 million on November 13, 2001 from Intermedia as an intercompany loan. The variable interest on the unpaid principal balance of the $13.0 million intercompany loan and $12.0 million promissory note was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted-average interest rate of 5.67%) through December 31, 2001. Interest cost incurred and charged to expense related to the funding agreement with WorldCom was $0.9 million in 2001.

      FACILITIES AGREEMENT. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex will lease space from WorldCom at these data centers based on customer demand. The payments for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.7 million for the year ended December 31, 2001.

      NETWORK AGREEMENT. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $6.0 million for the year ended December 31, 2001.

      WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           2000            2001
                                                         -------         -------
Other circuit related expense ..................         $ 3,234         $ 7,734
Telephone expense ..............................             291           2,480
Rent expense ...................................              --             300
                                                         -------         -------
                                                         $ 3,525         $10,514
                                                         =======         =======

      In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2001 presented above.

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

             The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 2001:

                                     First Quarter           Second Quarter          Third Quarter            Fourth Quarter
                                     -------------           --------------          -------------            --------------
                                    2000        2001        2000        2001        2000         2001         2000        2001
                                    ----        ----        ----        ----        ----         ----         ----        ----
Revenues ......................  $ 259,515   $ 267,771   $ 245,569   $ 261,234   $ 256,199   $   232,330   $ 275,562   $ 261,986
Operating expenses ............   (340,015)   (452,454)   (441,498)   (599,572)   (401,529)   (1,941,513)   (447,547)   (339,185)
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Loss from operations ..........    (80,500)   (184,683)   (195,929)   (338,338)   (145,330)   (1,709,183)   (171,985)    (77,199)
Other income (expense) ........    805,206     (56,197)    (47,340)    (66,767)    (54,468)       65,995     (60,014)     43,046
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Loss before income tax
   benefit (expense) ..........    724,706    (240,880)   (243,269)   (405,105)   (199,798)   (1,643,188)   (231,999)    (34,153)
Income tax benefit (expense) ..    (23,423)         --      (2,193)         --       5,638            --      12,309          --
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Income (loss) before minority
   interest ...................    701,283    (240,880)   (245,462)   (405,105)   (194,160)   (1,643,188)   (219,690)    (34,153)
Minority interest in net loss
   of subsidiary ..............      8,299      16,803      13,082      18,456      15,658        14,516      15,830      17,033
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Net income (loss) before
   cumulative change in
   accounting principle and
   extraordinary items ........    709,582    (224,077)   (232,380)   (386,649)   (178,502)   (1,628,672)   (203,860)    (17,120)
Extraordinary items ...........         --          --      19,861          --        (192)      (64,296)     (1,754)     (5,206)
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Net income (loss) .............    709,417    (224,077)   (212,519)   (386,649)   (178,694)   (1,692,968)   (205,614)    (22,326)
Preferred stock dividends
   and accretions .............    (25,946)    (33,351)    (31,747)    (33,957)    (31,189)      (19,218)    (31,759)    (19,795)
                                 ---------   ---------   ---------   ---------   ---------   -----------   ---------   ---------
Net income (loss) attributable
   to common stockholders .....  $ 683,471    (257,428)  $(244,266)   (420,606)  $(209,883)   (1,712,186)  $(237,373)    (42,121)
                                 =========    ========   =========    ========   =========    ==========   =========     =======
Net income (loss) per
   common share - basic .......  $   13.01   $   (4.60)  $   (4.57)  $   (7.36)  $   (3.38)  $ (3,417.54)  $   (4.34)  $  (84.07)
                                 =========    ========   =========    ========   =========    ==========   =========     =======
Net income (loss) per
   common share - diluted .....  $    8.88   $   (4.60)  $   (4.57)  $   (7.36)  $   (3.38)  $ (3,417.54)  $   (4.34)  $  (84.07)
                                 =========    ========   =========    ========   =========    ==========   =========     =======

                 INTERMEDIA COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO                   CHARGED TO      BALANCE AT
                                       BEGINNING      COSTS AND       OTHER       DEDUCTIONS-       END OF
DESCRIPTION                            OF PERIOD      EXPENSES       ACCOUNTS     DESCRIBED         PERIOD
-----------                            ---------      --------       --------     ---------         ------
FOR THE YEAR ENDED DECEMBER 31, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts .   $ 22,229     $   20,499      $     --     $   13,672(1)   $   29,056
                                        ========     ==========      ========     ==========      ==========
    Allowance for deferred tax assets    235,977        210,152            --             --         446,129
                                        --------     ----------      --------     ----------      ----------
Restructuring reserve ...............      5,500             --            --          4,800(2)          700
                                        ========     ==========      ========     ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts .     29,056         75,208            --         45,854(1)       58,410
                                        ========     ==========      ========     ==========      ==========
    Allowance for deferred tax assets    446,129             --            --         30,881(3)      415,248
                                        --------     ----------      --------     ----------      ----------
Restructuring reserve ...............        700             --            --            700(2)           --
                                        ========     ==========      ========     ==========      ==========

FOR THE YEAR ENDED DECEMBER 31, 2001
  Deducted from asset accounts:
    Allowance for doubtful accounts .     58,410        174,366            --        114,583(1)      118,193
                                        ========     ==========      ========     ==========      ==========
    Allowance for deferred tax assets    415,248        877,892            --             --       1,293,140
                                        --------     ----------      --------     ----------      ----------
Restructuring reserve ...............   $     --     $1,537,213(2)   $     --     $1,537,213(2)   $       --
                                        ========     ==========      ========     ==========      ==========

----------
(1)   Uncollectible Accounts written off, net of recoveries.
(2) Amounts represent accruals, payments and other reductions as disclosed in the Notes to Intermedia's Consolidated Financial Statements.
(3)   Tax asset reduced by income tax liability incurred.