Form 10-Q
period 2002-03-31
INTERMEDIA COMMUNICATIONS INC
filed 2002-05-15
CIK 885067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to ______

                     Commission file number: Formerly 0-20135


                            ------------------------

                         INTERMEDIA COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                                    Yes   X      No
                                        -----        -----

             As of April 30, 2002, there were 501,000 shares of the
                     Registrant's Common Stock outstanding.

================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              Number
                                                                                                              ------
                                           PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited):

               Condensed Consolidated Statements of Operations - Three
                  months ended March 31, 2001 and 2002..........................................                3

               Condensed Consolidated Balance Sheets - December 31, 2001
                  and March 31, 2002............................................................                4

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2002....................................                5

               Notes to Condensed Consolidated Financial Statements.............................                6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................                12

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.......................                18

                                              PART II. OTHER INFORMATION

Item 1.        Legal Proceedings................................................................                18

Item 2.        Changes in Securities............................................................                19

Item 3.        Defaults Upon Senior Securities..................................................                19

Item 4.        Submission of Matters to a Vote of Securities Holders............................                19

Item 5.        Other Information................................................................                19

Item 6.        Exhibits and Reports on Form 8-K.................................................                19

Signatures     .................................................................................                20

Exhibits       .................................................................................                21

                                 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTERMEDIA COMMUNICATIONS INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (UNAUDITED. IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                     2001            2002
                                                                   ---------      ---------
Revenues:
      Data, Internet and Web hosting                               $ 154,333      $ 121,212
      Local access and voice                                          74,907         54,798
      Integration services                                            35,216         30,928
      Revenue from WorldCom                                            3,315         15,483
                                                                   ---------      ---------
                                                                     267,771        222,421
 Expenses:
      Network operations                                             109,789        126,806
      Facilities administration and maintenance                       54,644         66,985
      Cost of goods sold                                              29,149         29,787
      Selling, general and administrative                            100,831         66,029
      Depreciation and amortization                                  134,582         74,626
      Deferred compensation                                            2,666            597
      Business restructuring, merger-related and other charges        20,792             --
                                                                   ---------      ---------
                                                                     452,453        364,830
                                                                   ---------      ---------
Loss from operations                                                (184,682)      (142,409)
Other income (expense):
      Interest expense                                               (66,417)       (41,990)
      Interest and other income                                       10,219        101,325
                                                                   ---------      ---------
Loss before minority interests                                      (240,880)       (83,074)
Minority interest in net loss of subsidiary                           16,803         19,910
                                                                   ---------      ---------
Net loss                                                            (224,077)       (63,164)
Preferred stock dividends and accretions                             (33,350)       (20,421)
                                                                   ---------      ---------
Net loss attributable to common stockholders                       $(257,427)     $ (83,585)
                                                                   =========      =========

Loss per common share:
      Net loss attributable to common stockholders:
          Basic and diluted                                        $   (4.60)     $ (166.84)
                                                                   =========      =========

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED. IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       DECEMBER 31,      MARCH 31,
                                                                                          2001             2002
                                                                                       -----------      -----------
Assets
Current assets:
     Cash and cash equivalents                                                         $    21,151      $    20,946
     Restricted investments                                                                 16,394           16,414
     Accounts receivable, less allowance for
        doubtful accounts of $118,193 in 2001 and $99,284 in 2002                           95,192           86,746
     Accounts receivable from WorldCom                                                      30,969           39,831
     Prepaid expenses and other current assets                                              56,190           45,133
     Interest income receivable from WorldCom                                               18,776          127,927
                                                                                       -----------      -----------
        Total current assets                                                               238,672          336,997
     Telecommunications equipment, net                                                   1,219,700        1,169,662
     Intangible assets, net                                                                 19,231           19,420
     Note receivable from WorldCom                                                       5,740,039        5,655,519
     Other assets                                                                           50,878           52,935
                                                                                       -----------      -----------
        Total assets                                                                   $ 7,268,520      $ 7,234,533
                                                                                       ===========      ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $    87,962      $   135,884
     Payable to WorldCom                                                                    56,875           89,676
     Other accrued expenses                                                                121,835          104,723
     Current portion of long-term debt and capital lease obligations                        15,094           15,244
                                                                                       -----------      -----------
        Total current liabilities                                                          281,766          345,527
Long-term debt and capital lease obligations                                             1,582,740        1,597,569
Other long-term liabilities                                                                  1,248              588
Minority interest                                                                           92,487           41,381
Redeemable preferred stock of subsidiary                                                    81,503           83,995
Series B redeemable exchangeable preferred stock and accrued dividends, $1.00 par value;  600,000 shares authorized; 568,455 and 587,640 shares issued
  and outstanding in 2001 and 2002, respectively                                           561,440          580,559
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $1.00 par value; 1,929,250 shares authorized in 2001
       and 2002; no shares issued                                                               --               --
     Junior preferred stock, $1.00 par value; 70,750 shares authorized, issued and
       outstanding in 2001 and 2002                                                             71               71
     Common stock, $.01 par value; 150,000,000 shares authorized;
       501,000 shares issued and outstanding in 2001 and 2002                                    5                5
     Additional paid-in capital                                                          8,715,871        8,715,871
     Cumulative translation adjustment                                                        (242)            (220)
     Accumulated deficit                                                                (4,044,851)      (4,127,892)
     Deferred compensation                                                                  (3,518)          (2,921)
                                                                                       -----------      -----------
Total stockholders' equity                                                               4,667,336        4,584,914
                                                                                       -----------      -----------
Total liabilities, redeemable preferred stock and stockholders' equity                 $ 7,268,520      $ 7,234,533
                                                                                       ===========      ===========

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED. IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ------------------------
                                                                               2001           2002
                                                                             ---------      ---------
Operating activities
      Net loss                                                               $(224,077)     $ (63,164)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                        136,823         75,226
          Amortization of deferred compensation                                  1,500            597
          Business restructuring, merger-related and other charges              20,792             --
          Accretion of interest on notes payable                                30,268         16,794
          Loss on sale of property and equipment                                   234             --
          Gain on sale of available for sale securities                        (11,320)            --
          Interest income on note receivable from WorldCom                          --       (109,165)
          Minority interest in net loss of subsidiary                          (16,803)       (19,910)
          Changes in operating assets and liabilities:
              Accounts receivable, net                                          14,061           (416)
              Prepaid expenses and other current assets                            542         11,072
              Other assets                                                       1,668         (6,177)
              Accounts payable                                                 (10,040)        49,776
              Other accrued expenses                                           (17,731)       (17,795)
                                                                             ---------      ---------
                  Net cash used in operating activities                        (74,083)       (63,162)
                                                                             ---------      ---------
INVESTING ACTIVITIES
      Proceeds from sale of available for sale securities                       13,320             --
      Purchases of restricted investments                                         (210)            --
      Purchases of telecommunications equipment                               (102,372)       (19,770)
      Proceeds from notes receivable from WorldCom                                  --         84,520
      Proceeds from sales of fixed assets                                          701             --
                                                                             ---------      ---------
                  Net cash provided by (used in) investing activities          (88,561)        64,750
                                                                             ---------      ---------
FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt, net of issuance costs          111,984             --
      Exercise of common stock warrants and options                              1,581             --
      Principal payments on long-term debt and capital lease obligations       (20,810)        (1,815)
                                                                             ---------      ---------
                  Net cash provided by (used in) financing activities           92,755         (1,815)

Decrease in cash and cash equivalents                                          (69,889)          (227)
Effect of exchange rates on cash                                                   (85)            22
Cash and cash equivalents at beginning of period                               114,726         21,151
                                                                             ---------      ---------
Cash and cash equivalents at end of period                                   $  44,752      $  20,946
                                                                             =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                $  32,937      $  27,714
Assets acquired under capital lease obligations and notes payable                4,577             --
Preferred stock issued as dividends on preferred stock                          16,809         19,185
Common stock issued as dividends on preferred stock                             12,135             --
Accretion of preferred stock                                                     4,406          1,236

The accompanying notes are an integral part of these statements.

                         INTERMEDIA COMMUNICATIONS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Intermedia Communications Inc. for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of Intermedia and its majority and wholly owned subsidiaries, including Digex, Incorporated ("Digex"), a publicly traded subsidiary of Intermedia. The condensed consolidated financial statements include 100% of the assets and liabilities of these subsidiaries and the ownership interests of minority participants are recorded as "minority interest." All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three-month period ended March 31, 2002 are not necessarily an indication of the results that may be expected for the year ending December 31, 2002.

NOTE 2.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of Intermedia common stock (in thousands, except share and per share amounts):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ------------------------------
                                                                       2001             2002
                                                                   ------------      ------------
        Numerator:
          Net loss                                                 $   (224,077)     $    (63,164)
          Preferred stock dividends and accretions                      (33,350)          (20,421)
                                                                   ------------      ------------
         Numerator for basic and diluted loss per share -
            Net loss attributable to common stockholders           $   (257,427)     $    (83,585)
                                                                   ============      ============
       Denominator:
         Basic and diluted weighted-average shares outstanding       56,023,105           501,000
                                                                   ============      ============
       Basic and diluted loss per common share                     $      (4.60)     $    (166.84)
                                                                   ============      ============

NOTE 3. CONTINGENCIES

Intermedia is involved in legal and regulatory proceedings that are incidental to its business and has included loss contingencies in other current liabilities and other liabilities for these matters in its consolidated financial statements. In some instances, rulings by federal and state regulatory authorities may result in increased operating costs to Intermedia. The results of these various legal and regulatory matters are uncertain and could have a material adverse effect on its consolidated results of operations or financial position.

Intermedia is subject to varying degrees of federal, state, and local regulation. Intermedia is most heavily regulated by the states, especially for the provision of local exchange services. Intermedia must be certified separately in each state to offer local exchange and intrastate long distance services. No state, however, subjects Intermedia to rate of return regulation, nor is Intermedia currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific point-to-point microwave stations and for a few other incidental licenses. Although the trend in federal and state regulation appears to favor increased competition, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or legislative initiatives, federal or state, would not have a material adverse effect on Intermedia.

In August 1996, the FCC established nationwide rules pursuant to the Telecommunications Act of 1996, or the Telecom Act, designed to encourage new entrants to compete in local service markets through interconnection with the traditional local phone companies, resale of traditional local phone companies' retail services, and use of individual and combinations of unbundled network elements provided by the traditional local phone companies. Unbundled network elements are defined in the Telecom Act as any "facility or equipment used in the provision of a telecommunication service," as well as "features, function, and capabilities that are provided by means of such facility or equipment." In January 1999, the Supreme Court of the United States confirmed the FCC's authority to issue the rules, including a pricing methodology, for unbundled network elements. On remand, the FCC clarified the requirement that traditional local phone companies make specific unbundled network elements available to new entrants. The traditional local phone companies appealed the decision to the United States Court of Appeals for the D.C. Circuit. Oral argument was held March 7, 2002.

In its January 1999 decision, the Supreme Court remanded to the United States Court of Appeals for the Eighth Circuit various substantive questions concerning the FCC's rules for pricing unbundled network elements. In July 2000, the Eighth Circuit upheld the use of a forward-looking methodology but struck down the portion of the rule that calculates costs based on efficient technology and design choices. At the request of various parties, the Supreme Court reviewed the Eighth Circuit's decision. On May 13, 2002, the Supreme Court upheld the FCC's pricing rules in their entirety, including the portion that calculates costs.

Numerous other issues related to the list of available unbundled network elements are under active consideration at the FCC or in the courts. In December 2001, the FCC began an examination of whether certain high capacity and broadband services offered by traditional phone companies were subject to sufficient competition that they no longer needed to be regulated as "dominant". In February 2002, the FCC initiated a proceeding seeking to streamline and simplify the unbundled network element requirements imposed on traditional local phone companies in its "Triennial Review" of its local competition rules. In a separate proceeding, the FCC is examining whether broadband Internet access, or "DSL service" provided by traditional telephone companies should be treated as an information service and not subject to common carrier unbundling requirements. On March 7, 2002, the D.C. Circuit heard oral argument in a case that will determine whether traditional phone companies must unbundle the voice portion of a DSL connection. The FCC may begin to resolve these proceedings in the fourth quarter of 2002. If regulations are streamlined or removed, there are elements and combinations of elements upon which Intermedia relies to provide local services and advanced services that might no longer be required as a matter of federal regulation. Substantial reduction in unbundling requirements for traditional phone companies would also foreclose Intermedia's future range of options in provisioning local service to customers.

The Telecom Act requires traditional local phone companies to petition the FCC for permission to offer long distance services for each state within their region. Under section 271 of the Telecom Act, for these applications to be granted, the FCC must find, among other things, that the traditional phone company has demonstrated that it has satisfied a 14-point competitive checklist to open its local network to competition and that granting the petition is in the public interest. To date, the FCC has rejected five traditional local phone company applications and it has granted eleven: Verizon's for New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, and Vermont and SBC's for Texas, Kansas, Oklahoma, Missouri and Arkansas. Competitive carriers have appealed to the D.C. Circuit the approvals for Kansas, Oklahoma and Massachusetts. On December 28, 2001, the D.C. Circuit decided that the FCC had not adequately addressed whether the prices charged for leasing network elements by SBC in Kansas and Oklahoma create a price squeeze which violated the standards for SBC to gain long distance approval. Without vacating the approval, the D.C. Circuit remanded the case to the FCC for it to address the price squeeze issue. In the Massachusetts appeal, oral argument is scheduled for September 9, 2002. BellSouth has filed applications to offer long distance service for Georgia and Louisiana, and Verizon has filed applications for New Jersey and Maine. Other applications may be filed at any time. Competitive carriers have challenged, and will continue to challenge, any application that they believe does not satisfy the requirements of section 271 or the FCC's local competition rules. To date, these challenges have focused on the pricing of unbundled network elements and on the adequacy of the traditional local phone companies' operations support systems. In addition, legislation has been introduced in Congress that would have the effect of allowing traditional local phone companies to offer in-region long distance data services without satisfying section 271 of the Telecom Act and/or of making it more difficult for competitors to resell incumbent local phone company high-speed Internet access services or to lease the unbundled network elements used to provide these services. This legislation passed the House of Representatives on February 27, 2002 and has been referred to the Senate Commerce Committee.

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

In February 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking regarding the regulatory treatment of calls to Internet service providers. Prior to the FCC's order, over thirty state public utility commissions issued orders finding that carriers, including Intermedia, are entitled to collect reciprocal compensation for completing calls to Internet service providers under the terms of their interconnection agreements with traditional local phone companies. Many of these public utility commission decisions were appealed by the traditional local phone companies and, since the FCC's order, many traditional local phone companies have filed new cases at the public utility commissions or in court. Competitors appealed the FCC's order in the D.C. Circuit, which vacated the order and remanded the case to the FCC for further proceedings. In April 2001, the FCC issued an Order on Remand and Report and Order asserting jurisdiction over calls to Internet service providers and establishing a three-year transitional scheme of decreasing reciprocal compensation rates. Intermedia filed a petition for review of the FCC's order with the D.C. Circuit, and on May 3, 2002, the D.C. Circuit upheld the challenge and remanded the case to the FCC, ruling that the FCC's legal analysis was based on a flawed reading of the Telecom Act. The Court expressly declined to decide any of the remaining challenges to the transitional scheme, opting to wait until the FCC provided a sufficient legal basis in support of the conclusions it had reached in the Order. In the interim, however, because the Court apparently believed that there may be other legal bases for adopting the rules chosen here, it decided not to vacate the Order and instead left the FCC transitional plan in place. While Intermedia continues to pursue vigorously the collection of all reciprocal compensation receivables and believes that future revenue recognized under the new interconnection agreements will be realized, there can be no assurance that future regulatory, congressional, and judicial rulings will be favorable, or that different pricing plans will not be adopted when the interconnection agreements are renegotiated or arbitrated.

NOTE 4.  BUSINESS DISPOSAL AND ASSETS HELD FOR SALE

In connection with Intermedia's merger with a subsidiary of WorldCom, Inc. ("WorldCom") on July 1, 2001 (the "Merger"), the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions and effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12 million. In addition to this required divestiture, WorldCom committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the system integration business through which Intermedia sells, installs, operates and maintains business telephony customer premise equipment for its customers. Accordingly, Intermedia ceased depreciation of the Internet business and these assets held for sale as of July 1, 2001. For the three months ended March 31, 2001 and 2002, operating losses included in the accompanying condensed consolidated financial statements for these businesses were approximately $24 million and $10 million, respectively. Intermedia anticipates that it will complete the disposals of the remaining identified businesses before the third quarter of 2002.

NOTE 5.  RELATED PARTY AGREEMENTS

In connection with the Merger, Digex and certain subsidiaries of WorldCom have entered into four commercial agreements, including a sales channel agreement, funding agreement, facilities agreement, and network agreement. Except for the funding agreement, all agreements expire on December 31, 2003 and permit either party to request for a 12-month extension from the initial term, provided that written notice be given to the other party by December 31, 2002 for the initial extension. The principal terms of the agreements are as follows:

SALES CHANNEL AGREEMENT. Effective January 1, 2001, WorldCom agreed to purchase the Digex portfolio of managed Web hosting products for resale to WorldCom customers. If Digex satisfies certain service level and data center capacity commitments, WorldCom has agreed to purchase up to a total of $500.0 million during the period from 2001 through 2003. WorldCom has agreed to purchase $50.0 million and $192.0 million of managed hosting services in 2001 and 2002, respectively. In 2003, WorldCom has agreed to purchase a minimum amount of managed hosting services equal to the lesser of $260.0 million or an amount equal to four times the actual services purchased by WorldCom for resale in the fourth quarter of 2002 ("the Minimum Annual Commitment"). WorldCom agreed to compensate Digex, on a quarterly basis, for the full amount of operating losses before depreciation and amortization incurred in servicing WorldCom customers under the sales channel agreement, during 2001. However, in 2001 and thereafter, to the extent that Digex generates operating income before depreciation and amortization in servicing WorldCom under the sales channel agreement, Digex has agreed to share such operating income with WorldCom. WorldCom's participation in operating results is recognized as adjustments to revenue recognized under the sales channel agreement.

Total revenues from WorldCom under the sales channel agreement include (1) actual managed hosting services purchased for resale by WorldCom and (2) for each three month period ended December 31 during the term of the sales channel agreement, the difference, if any, between actual managed hosting services purchased by WorldCom and WorldCom's Minimum Annual Commitment. These amounts are further adjusted for compensation due to or due from WorldCom as discussed above based upon the net results of activity under the agreement.

Digex recognized revenue from WorldCom of $1.1 million and $10.9 million for the three months ended March 31, 2001 and 2002, respectively, of which total revenues of $1.1 million in 2001 and $10.7 million in 2002 were recorded under the sales channel agreement. All revenue recognized under the sales channel agreement for the three months ended March 31, 2002 resulted from actual managed hosting services purchased for resale by WorldCom.

FUNDING AGREEMENT. On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. Subject to the terms and conditions of the agreement, Digex will issue and WorldCom will purchase (or cause an affiliate to purchase) a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002, but may be extended to December 31, 2006 upon the election of Digex by written notice. Management of Digex intends to make this election by December 2002, at which time amounts then outstanding will become due and payable in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. Any changes to its business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

As of March 31, 2002 and December 31, 2001, Digex issued and WorldCom caused Intermedia to purchase a series of senior notes totaling $78.2 million and $65.0 million, respectively, to satisfy Digex's net cash requirements under its approved 2001 and 2002 business plans. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate as of March 31, 2002 of 5.11%). Funds used by Intermedia to purchase the Digex senior notes in accordance with the July 31, 2001 note purchase agreement were obtained from WorldCom through intercompany note prepayments.

On January 14, 2002, Digex entered into a note purchase agreement, effective July 31, 2001, with Intermedia to refinance a $13.0 million intercompany loan and issued a $12.0 million promissory note to Intermedia, under a series of senior notes totaling $25.0 million. The terms of the agreement are substantially the same as the original note purchase agreement, dated July 31, 2001 between Digex and WorldCom, with the repayment of principal due on December 31, 2003. There is no option to extend the maturity date of the notes. Through March 31, 2002, variable interest on the unpaid principal balance was paid monthly at an interest rate of 300 basis points over LIBOR rate (weighted average interest rate as of March 31, 2002 of 5.40%). Interest cost incurred by Digex related to the funding agreement with Intermedia was $0.3 million in 2002.

FACILITIES AGREEMENT. Effective January 1, 2001, managed Web hosting facilities for Digex were built and may continue to be built in several WorldCom data centers in the United States and around the world. Digex has leased and intends to continue to lease space from WorldCom at these data centers based on customer demand. The payments for the data center space and connections from the space to a WorldCom Internet Protocol network hub amounted to $1.0 million for the three months ended March 31, 2002.

NETWORK AGREEMENT. This agreement, effective January 1, 2001, provides terms for Digex to purchase bandwidth and connectivity from WorldCom in the United States to support its managed Web hosting activities. The payments for the dedicated Internet connections and WorldCom network services amounted to approximately $1.6 million and $0.6 million for the three months ended March 31, 2001 and 2002, respectively.

WorldCom also provides certain operational services to Digex under vendor contracts or agreements in the ordinary course of business, such as facilities, telephone, software maintenance and other circuit related services. The following table reflects charges related to services provided by WorldCom in the ordinary course of business to Digex (in thousands):

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         -----------------
                                          2001       2002
                                         ------     ------
       Other circuit related expense     $1,662     $1,701
       Telephone expense                    993        734
       Rent expense                          --        455
       Network maintenance expense           --        525
                                         ------     ------
                                         $2,655     $3,415
                                         ======     ======

In January 2002, Digex entered into an affiliates facilities agreement, effective July 1, 2001, with WorldCom which permits Digex to rent general office space from WorldCom at certain facilities. The agreement expires when Digex ceases to be an affiliate of WorldCom, unless earlier terminated by either party. Rent expense for office space attributed to this agreement is included in the rent expense for 2002 presented above.

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, Intermedia adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS No. 142, which establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement also includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, Intermedia stopped amortizing intangible assets with indefinite useful lives, including goodwill, tradename and workforce. Additionally, Intermedia made no revisions to the assigned useful lives of intangible assets that continue to be amortized. Intermedia is conducting impairment reviews of all intangible assets with indefinite useful lives and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of SFAS No. 142.

Intermedia's net loss and loss per share information for the three months ended March 31, 2001, adjusted to exclude the effect of amortization of intangible assets with indefinite useful lives, is as follows (in thousands, except per share amounts):

Net loss attributable to common stockholders - as reported     $(257,427)
Add back the effect of:
     Goodwill amortization                                        12,708
     Tradename amortization                                          244
     Workforce                                                       200
                                                               ---------
Net loss - adjusted                                            $(244,275)
                                                               =========

Loss per common share:
   Basic and diluted loss - as reported                        $   (4.60)
   Goodwill amortization                                            0.23
   Tradename amortization                                             --
   Workforce                                                          --
                                                               ---------
Basic and diluted loss - adjusted                              $   (4.37)
                                                               =========

The components of Intermedia's intangible assets are as follows (in thousands):

                                         DECEMBER 31,   MARCH 31,
                                            2001          2002
                                          --------      --------
       Amortized intangible assets:
          Customer lists                  $  3,120      $  3,120
          Developed technology               2,720         2,720
          Other intangibles                     --           403
                                          --------      --------
                                             5,840         6,243
       Accumulated amortization             (3,852)       (4,066)
                                          --------      --------
                                          $  1,988      $  2,177
                                          ========      ========
       Unamortized intangible assets:
          Goodwill                        $ 11,880      $ 11,880
          Tradenames                         5,363         5,363
                                          --------      --------
                                          $ 17,243      $ 17,243
                                          ========      ========

Depreciation and amortization expense for the net carrying amount of intangible assets as of March 31, 2002 is estimated to be $584 thousand in 2002 and approximately $380 thousand annually for the years ended December 31, 2003 through 2006.

NOTE 7. SEGMENT INFORMATION

Intermedia has two separate operating segments. The core business is its integrated communications services segment which provides three principal groups of service offerings to business and government customers, as reported in Intermedia's statement of operations. Intermedia also owns a 61.35% interest in Digex, which provides managed Web site and application hosting services to large businesses and Internet companies operating mission-critical, multi-functional Web sites and Web-based applications. Each of these segments has separate management teams and operational infrastructures. Substantially all of the revenues from both Intermedia and Digex are attributable to customers in the United States. Additionally, all of the Intermedia assets are located within the United States.

The table below summarizes Intermedia's segment reporting data (in millions). Eliminations include intersegment revenues and investment-related accounts.

                                             CORE
                                          INTEGRATED
                                        COMMUNICATIONS                                  CONSOLIDATED
                                           SERVICES          DIGEX      ELIMINATIONS     INTERMEDIA
                                          ----------       --------     ------------     ----------
Three months ended March 31, 2002
   Revenue from external customers        $    170.6       $   51.8       $   --         $    222.4
   Loss from operations                        (93.8)         (48.6)          --             (142.4)
Three months ended March 31, 2001
   Revenue from external customers             214.7           53.1           --              267.8
   Intersegment revenue                          1.7           --             (1.7)            --
   Loss from operations                       (140.9)         (43.8)          --             (184.7)

Total assets at March 31, 2002            $  6,944.8       $  392.9       $ (103.2)      $  7,234.5
Total assets at December 31, 2001         $  6,931.1       $  427.4       $  (90.0)      $  7,268.5

NOTE 8.  SUBSEQUENT EVENTS

On April 1, 2002, 50,000 shares of Digex Series A preferred stock were converted into 730,995 shares of Digex Class A common stock. Subsequent to the conversion, the holder has given some indication that it may seek to rescind the conversion. Digex believes that the conversion was proper in all respects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included herewith, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto included in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC.

OVERVIEW

Intermedia provides integrated data and voice communications services, including enterprise data solutions (frame relay and asynchronous transfer mode), private line data, managed Web site and application hosting, local and long distance, and integration services to business and government customers. Intermedia is a leading provider of managed Web site and application hosting services to large corporations and Internet companies through Digex, its subsidiary. As more fully discussed in the notes to the financial statements, Intermedia operates in primarily two segments, integrated communications provider and Web site and application hosting services. Intermedia uses a management approach to report its financial and descriptive information about its operating segments. Where significant, the revenue, profitability and cash needs of the Digex Web site segment are discussed below.

Intermedia delivers its local access and voice services, primarily through its owned local and long distance switches, over a digital transport network. Intermedia offers its data services to its customers on an inter-city network that connects its customers to locations nationwide. Intermedia's nationwide interexchange network carries both its data and voice traffic.

On July 1, 2001, pursuant to the terms of the Agreement and Plan of Merger, dated as of September 1, 2000, as amended by the First Amendment to the Agreement and Plan of Merger dated as of February 15, 2001, and the Second Amendment to the Agreement and Plan of Merger dated May 14, 2001, as so amended (the "Merger Agreement"), by and among Intermedia, WorldCom and Wildcat Acquisition Corp., a Delaware corporation and wholly owned subsidiary of WorldCom ("Merger Sub"), Merger Sub was merged with and into Intermedia, with Intermedia continuing as the surviving corporation and as a subsidiary of WorldCom. In connection with the Merger, stockholders of Intermedia received one share of WorldCom's WorldCom group stock (or 57.1 million WorldCom group shares in the aggregate) and 1/25th of a share of WorldCom's MCI group stock (or 2.3 million MCI group shares in the aggregate) for each share of Intermedia common stock they owned. Holders of Intermedia preferred stock, other than Intermedia's Series B Preferred Stock received one share of a class or series of WorldCom's preferred stock, with substantially identical terms, which were established upon consummation of the Merger. As a result of the Merger WorldCom owns approximately 90% of the voting securities of Intermedia.

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

In connection with the Merger, the Antitrust Division of the Department of Justice required WorldCom to dispose of Intermedia's Internet service provider business, which provided integrated Internet connectivity solutions, and effective December 1, 2001, Intermedia sold substantially all of its Internet related assets for approximately $12 million. In addition to this required divestiture, WorldCom committed to a plan to sell Intermedia's Advanced Building Network business, which provides centralized telecommunications services in multi-tenant commercial office buildings, and the systems integration business through which Intermedia sells, installs, operates and maintains business telephone customer premise equipment for its customers. Intermedia anticipates that it will complete the planned disposals of the remaining identified businesses before the third quarter of 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Intermedia to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Intermedia evaluates its estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, intangible assets and contingencies and litigation. Intermedia bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from the other sources. Actual results may differ from these estimates under different assumptions or conditions.

Intermedia's significant accounting policies are described in Note 2 to the consolidated financial statements included in Intermedia's Annual Report on Form 10-K for the year ended December 31, 2001. Intermedia believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Digex revenues principally consist of monthly service fees charged to customers under contracts having terms that typically range from one to three years. Monthly service fees are recognized in the month the service is rendered. Digex also charges installation fees for new and existing customers upgrading service. Installation revenues and related direct incremental costs are deferred and recognized over the contract period. Certain customer payments for managed Web hosting services received in advance of service delivery are deferred until the service is performed. Additional services are recognized in the month the services are performed.

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

CONTINGENCIES AND LITIGATION. Intermedia has recorded accruals for loss contingencies in its condensed consolidated financial statements associated with legal and regulatory proceedings that are incidental to its business. Such accruals are based on management's estimate of the projected liability and range of loss in accordance with applicable accounting guidance. Because of the uncertainties related to both the amount and range of loss on the remaining pending matters, management is unable to make a reasonable estimate of the ultimate liability related to an unfavorable outcome. As additional information becomes available, Intermedia will assess the potential liability related to its pending matters and revise its estimates. The results of these various legal and regulatory matters are uncertain and could have a material adverse affect on its consolidated results of operations or financial position.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain information derived from the Unaudited Condensed Consolidated Statements of Operations of Intermedia, expressed in percentages of revenue:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2001             2002
                                                                           --------------    ------------
Revenues:
     Data, Internet, and Web hosting........................................        57.6%           54.5%
     Local access and voice.................................................        28.0            24.6
     Integration services...................................................        13.2            13.9
     Revenue from WorldCom..................................................         1.2             7.0
                                                                           --------------    ------------
                                                                                   100.0           100.0
                                                                           ==============    ============
Expenses:
     Network operations.....................................................        41.0            57.0
     Facilities administration and maintenance..............................        20.4            30.1
     Cost of goods sold.....................................................        10.9            13.4
     Selling, general and administrative....................................        37.6            29.7
     Depreciation and amortization..........................................        50.3            33.6
     Deferred compensation..................................................         1.0             0.3
     Business restructuring, merger-related and other charges...............         7.8               -
                                                                           --------------    ------------
Loss from operations........................................................       (69.0)          (64.1)
Other income (expense):
     Interest expense.......................................................       (24.8)          (18.9)
     Interest and other income..............................................         3.8            45.6
                                                                           --------------    ------------
Loss before minority interest...............................................       (90.0)          (37.4)
Minority interest in net loss of subsidiary.................................         6.3             9.0
                                                                           --------------    ------------
Net loss....................................................................       (83.7)          (28.4)
Preferred stock dividends and accretions....................................       (12.4)           (9.2)
                                                                           --------------    ------------
Net loss attributable to common stockholders................................       (96.1)%         (37.6)%
                                                                           ==============    ============

THREE MONTHS ENDED MARCH 31, 2002 VS.
     THREE MONTHS ENDED MARCH 31, 2001

REVENUE. Total revenue decreased 16.9% to $222.4 million for the first quarter of 2002 compared to $267.8 million for the same period in 2001. The decrease in the first quarter 2002 was primarily due to actions taken at Intermedia in the second half of 2001 to minimize its focus on long distance voice services, the sale of Intermedia's Internet service provider business in the fourth quarter of 2001 and current economic conditions as well as continued overall price compression in the marketplace. Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. As a result of this reorganization and restructuring, Intermedia plans to maintain its emphasis on sales of Web hosting as a core component of its growth in revenue and will de-emphasize sales for all product lines with unacceptable or negative margins.

Data, Internet and Web hosting revenue decreased 21.5% to $121.2 million for the first quarter of 2002 as compared to $154.3 million for the same period in 2001. The decrease reflects the current economic conditions in the marketplace in general which have resulted in reduced capital spending from Intermedia's customers and reductions in their network requirements. The
Digex Web site segment revenues, excluding revenue from WorldCom, decreased 21.3% to $40.9 million as compared to the same period in 2001 and is attributed to a 16.7% decrease in the installed base of servers to 3,420, versus 4,107 at March 31, 2001. However, the average revenue per server increased 9.2% to $4,638 in the first quarter of 2002 from $4,249 for the same period in 2001 as additional services were provided to customers. Included in Digex first quarter 2002 revenue is $3.0 million in fees collected in 2002 for early terminations and one-time sales of third party equipment, with no similar fees recognized in the first quarter of 2001.
Digex recognized $10.9 million of revenue from WorldCom through Digex's sales channel agreement with WorldCom, an increase of $9.8 million from the same period in the prior year, which mitigated the revenue decrease from the reduction in installed servers. The decrease in data, Internet and Web hosting revenues is also the result of Intermedia's plans to de-emphasize sales for product lines with unacceptable or negative margins and the fourth quarter of 2001 sale of Intermedia's Internet service provider business.

Local access and voice revenue decreased 26.8% to $54.8 million for the first quarter of 2002 compared to $74.9 million for the same period in 2001. The decrease was principally due to a decrease in long distance revenue. The decrease in long distance revenue is a result of continued per minute pricing declines industry-wide as well as attrition of the customer base and actions by Intermedia to no longer focus its marketing efforts on sales of stand-alone long distance services and other voice services with unacceptable or negative margins.

Integration services revenue decreased 12.2% to $30.9 million for the first quarter of 2002 compared to $35.2 million for the same period in 2001. This decrease was principally due to a decreased demand for telecommunications equipment.

Revenue from WorldCom increased over 467% to $15.5 million for the first quarter of 2002 compared to $3.3 million for the same period in 2001. The increase in the first quarter of 2002 is primarily attributed to $10.9 million of Digex Web site revenue recognized through Digex's sales channel agreement with WorldCom, an increase of $9.8 million from the same period in the prior year.

NETWORK OPERATIONS. Network operations expense increased 15.5% to $126.8 million for the first quarter of 2002 compared to $109.8 million for the same period in 2001. The increase was a result of increased network costs related to the growth in enhanced data products. Intermedia continued to focus its selling efforts to on-switch access lines, which had better gross margins and improved provisioning time.

FACILITIES ADMINISTRATION AND MAINTENANCE. Facilities administration and maintenance expenses increased 22.6% to $67.0 million for the first quarter of 2002 compared to $54.6 million for the same period in 2001. The increase is due to increased support costs relating to Intermedia's owned and leased network capacity, and increased maintenance expenses due to network expansion. The Digex Web site segment accounted for $0.5 million of the first quarter 2002 increase, which was primarily due to higher levels of operations, amortization of retention bonus amounts, and accruals for changes in employee benefits partially offset by a reduction in outside consultants' fees and accrued payroll-related costs associated with a smaller workforce compared to 2001.

COST OF GOODS SOLD. Cost of goods sold was $29.8 million for the first quarter of 2002 as compared to $29.1 million for the same period in 2001. As a percentage of total revenue, cost of goods sold increased to 13.4% in the first quarter of 2002 as compared to 10.9% for the same period in 2001 due to a change in revenue mix and pricing pressures in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 34.5% to $66.0 million for the first quarter of 2002 compared to $100.8 million for the same period in 2001. This decrease is attributed to the overall organizational changes initiated by Intermedia in the third quarter of 2001 to improve cash flow and operating results by reorganizing and restructuring its operations, including workforce reductions and other administrative cost savings. For the three months ended March 31, 2002, Digex costs decreased $7.0 million primarily due to a decrease in marketing and advertising expenses. Additional factors contributing to the decline in Digex selling, general and administrative expenses include a reduction in travel costs associated with the regional deployment and relocation of the sales force, telephone-related costs, outside consultants' and legal fees, and utilities as a result of the consolidation of several office space leases, partly offset by increased costs associated with the 24-month amortization of potential retention bonus amounts, accruals for changes in employee benefits, and sales commissions payable to the WorldCom sales force.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 44.5% to $74.6 million for the first quarter of 2002 compared to $134.6 million for the same period in 2001. This change results from the third quarter 2001 write-off of certain assets, including telecommunications equipment and goodwill in connection with the Merger as well as the discontinued depreciation of the Intermedia assets held for sale as of July 1, 2001. The change was offset by increased depreciation and amortization of telecommunications equipment placed in service in 2001 and 2002 relating to ongoing network expansion. Depreciation and amortization for the Digex Web site segment increased $10.7 million for the first quarter of 2002 due to additional servers and facilities placed in service in 2001 and 2002. Depreciation and amortization expense is expected to continue to increase at Digex through 2002 due to an expected increase in customer equipment installations based on market demand.

DEFERRED COMPENSATION. Deferred compensation expense decreased to $0.6 million for the first quarter of 2002 compared to $2.7 million for the same period in 2001 as a result of forfeitures of stock options granted to certain Digex employees terminated since March 31, 2001.

BUSINESS RESTRUCTURING, MERGER-RELATED AND OTHER CHARGES. Business restructuring, merger-related and other charges were zero for the first quarter of 2002 compared to $20.8 million for the first quarter of 2001. The business restructuring, merger-related and other charges for the first quarter of 2001 related to the costs incurred in the first quarter of 2001 related to the Merger, including amortization of 50% of the retention bonuses paid to Intermedia employees in February 2001 as a result of meeting certain Merger milestones.

INTEREST EXPENSE. Interest expense decreased 36.8% to $42.0 million for the first quarter of 2002 compared to $66.4 million for the same period in 2001. The decrease results from Intermedia's repayment of its outstanding credit facility borrowings of $258 million, repayment of the outstanding balance of $119 million due under the 14.12% subordinated note purchase agreement with WorldCom, Intermedia's repurchase of $541 million of outstanding Intermedia debt in the open market, and Intermedia's repurchase of $5 million of outstanding Intermedia debt pursuant to change of control offers during the third and fourth quarters of 2001. Additionally, on September 28, 2001, Intermedia redeemed all of its 12.5% senior discount notes for $337 million. The funds used to repay the above debt obligations were obtained from prepayment of the intercompany note agreement with WorldCom as discussed below.

INTEREST AND OTHER INCOME. Interest and other income increased to $101.3 million for the first quarter of 2002 compared to $10.2 million for the same period in 2001. The increase results primarily from interest earned on the intercompany note agreement with WorldCom. For the three months ended March 31, 2002, Intermedia recorded $109 million of interest income associated with the intercompany note.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. Minority interest in net loss of subsidiary increased 18.5% to $19.9 million for the first quarter of 2002 compared to $16.8 million for the same period in 2001. The increase for the three months ended March 31, 2002 reflects increased losses recorded by Digex for the three months ended March 31, 2002.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS. Preferred stock dividends and accretions decreased 38.8% to $20.4 million for the first quarter of 2002 compared to $33.4 million for the same period in 2001. The decrease reflects the Merger, whereby Intermedia preferred stock, other than Intermedia's Series B Preferred Stock, was exchanged for a class or series of WorldCom's preferred stock, with substantially identical terms. The decrease was partially offset by the increased number of Series B Preferred Stock shares issued and outstanding for the three months ended March 31, 2002 compared to the same periods in 2001.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss for the first quarter of 2002 was $83.6 million compared to $257.4 million for the same period in 2001. Diluted loss per share was $166.84 for the first quarter of 2002 versus $4.60 for the same period in 2001. The diluted loss per share for the three months ended March 31, 2002 was impacted by reduced losses in 2002 and lower shares outstanding as a result of the Merger recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Intermedia's operations have historically required substantial capital investment for the purchase of telecommunications equipment and the design, construction and development of Intermedia's and Digex's networks and facilities. Capital expenditures for Intermedia were approximately $19.8 million and $102.4 million for the three months ended March 31, 2002 and 2001, respectively, excluding capital leases. Digex has reduced its capital expenditures in 2002 in accordance with its business needs and as a result of the economic downturn.

Net cash used in operating activities was $63.2 million and $74.1 million during the three months ended March 31, 2002 and 2001, respectively. Net cash used for operating activities was primarily the result of operating losses and changes in working capital.

Since the Merger, Intermedia initiated plans to improve cash flow and operating results by reorganizing and restructuring its operations. These plans include workforce reductions and other administrative cost savings, the discontinuance of all product lines with unacceptable or negative margins and the ultimate disposal of all assets associated with such product lines or businesses.

In connection with the Merger recapitalization, WorldCom issued to Merger Sub an intercompany note in an aggregate principal amount of approximately $7,075 million. This note bears interest at an annual rate of 7.69%, payable semi-annually on June 15 and December 15 of each year, and matures in 2009. Pursuant to the Merger Agreement, Merger Sub was merged with and into Intermedia, and the shares of Junior Preferred Stock became shares of Junior Preferred Stock of Intermedia and the cash and the note receivable were transferred to Intermedia. As a subsidiary of WorldCom, Intermedia's cash needs will be funded by WorldCom and it is expected that future fundings for Intermedia will be made through reductions against the intercompany note.

During the first quarter of 2002, WorldCom prepaid $84.5 million on the intercompany note and Intermedia recorded $109 million of interest income on the note. The funds received from the intercompany note prepayment were used for general corporate purposes including the funding of the Digex 2002 business plan as discussed below.

On July 31, 2001, Digex entered into a note purchase agreement with WorldCom whereby WorldCom has agreed to provide funding (or cause an affiliate to provide funding) for the Digex business plans for 2001 and 2002 as approved by the Digex and WorldCom boards of directors. The Digex 2002 business plan may require up to $276.0 million, inclusive of capital expenditures, the majority of which is expected to be demand driven. Subject to the terms and conditions of the agreement, Digex will issue and Intermedia will purchase a series of senior notes up to an aggregate principal amount sufficient to satisfy Digex's net cash requirements under the approved business plan. The amounts used to fund the Digex 2002 business plan are expected to be obtained by Intermedia from WorldCom through intercompany note prepayments. Interest on the unpaid principal balance is payable monthly at a rate equal to LIBOR plus 300 basis points. Repayment of principal is due on December 31, 2002 and may be extended to December 31, 2006 upon the election of Digex by written notice. Digex expects to make this election by December 2002, at which time amounts then outstanding will become due and payable in equal monthly straight-line amortization payments of principal and interest through December 31, 2006. Any changes to the Digex business plans that require increased funding would require the WorldCom board of directors' approval before WorldCom would be obligated to fund any such increase.

Dividends on the Series B Preferred Stock accumulate at a rate of 13.5% of the aggregate liquidation preference of $1,000 per share and are payable quarterly in arrears. Historically, Intermedia has paid the Series B Preferred Stock dividend by the issuance of additional shares of Series B Preferred Stock. The Certificate of Designation for the Series B Preferred Stock requires that dividends payable on that stock after March 31, 2002 be paid in cash. Indentures governing certain Intermedia debt, however, restrict Intermedia's ability to make such cash dividend payments. The Series B Preferred Stock is redeemable in cash at the option of Intermedia on or after March 31, 2002. Any such redemption prior to July 1, 2003, the second anniversary of the Merger, may affect the ability of the Merger to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. Further, the indentures governing certain Intermedia debt restrict Intermedia's ability to make such a redemption. Intermedia is currently assessing its options with respect to the Series B Preferred Stock and will accumulate future dividends on the Series B Preferred Stock until a final determination can be made.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, Intermedia adopted SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The statement includes provisions for the identification of reporting units for purposes of assessing potential future impairments of goodwill. Upon adoption, Intermedia stopped amortizing intangible assets with indefinite useful lives, including goodwill, tradenames and workforce. The adoption of these accounting standards did not have a material impact on Intermedia's consolidated results of operations or financial position.

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

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on Intermedia's consolidated results of operations or financial position.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" concerning Intermedia's operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. Some of the statements in this Form 10-Q that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements can be identified by the use of words such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or comparable terminology, the negative thereof or other variations thereon or by discussions of strategy that involve risks and uncertainties. Management wishes to caution you that all forward-looking statements set forth above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to Condensed Consolidated Financial Statements and below under Item 3. Quantitative and Qualitative Disclosure and Part II. Item 1. Legal proceedings, are only estimates and predictions. Actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: economic uncertainty; the effects of vigorous competition, including price compression; risks associated with debt service requirements; the impact of technological change on Intermedia's business, alternative technologies, and dependence on availability of transmission facilities; regulatory risks; contingent liabilities; uncertainties regarding the collectibility of receivables; the ongoing war on terrorism; and other risks referenced from time to time in Intermedia's filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. Intermedia undertakes no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Intermedia is not a party to any material legal proceedings other than the proceedings described in Note 3 of the "Notes to Condensed Consolidated Financial Statements" and various claims and lawsuits arising in the normal course of business. Intermedia does not believe that these normal course of business claims or lawsuits will have a material effect on Intermedia's financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

NUMBER               EXHIBIT

3.1 Amended and Restated Certificate of Incorporation of Intermedia Communications Inc., together with all amendments, thereto (incorporated herein by reference to Exhibit 3.1 to Intermedia's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-20135))

3.2 By-laws of Intermedia, together with all amendments thereto (incorporated herein by reference to Exhibit 3.2 to Intermedia's Registration Statement on Form S-1, filed with the Commission on November 8, 1993 (File No. 33-69052))

              (b) The following reports on Form 8-K of Intermedia were filed during the first quarter of 2002:

                     (i) Current Report on Form 8-K dated February 6, 2002 (filed February 7, 2002), reporting under Item 5, Other Events, the issuance of a press release discussing Digex's fourth quarter 2001 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERMEDIA COMMUNICATIONS INC.


                                     By: /s/ Scott D. Sullivan
                                         ---------------------------------------
                                         Scott D. Sullivan
                                         Secretary, Treasurer and Vice President

Dated:  May 15, 2002

                                    EXHIBITS

Number        Exhibit
------        -------

3.1 Amended and Restated Certificate of Incorporation of Intermedia Communications Inc., together with all amendments, thereto (incorporated herein by reference to Exhibit 3.1 to Intermedia's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-20135))

3.2 By-laws of Intermedia, together with all amendments thereto (incorporated herein by reference to Exhibit 3.2 to Intermedia's Registration Statement on Form S-1, filed with the Commission on November 8, 1993 (File No. 33-69052))